Form 10-Q
period 2001-03-31
NEW COMMERCE ONE HOLDING INC
filed 2001-05-15
CIK 1131806

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 000-1131806

NEW COMMERCE ONE HOLDING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3392885
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4440 Rosewood Drive
Pleasanton, CA 94588
(Address of principal executive offices)

(925) 520-6000
(Registrant's telephone number, including area code)

    Indicate by check (X) whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    As of March 31, 2001 there were 28,800,000 shares of the registrant's Common Stock outstanding.

NEW COMMERCE ONE HOLDING, INC.
QUARTERLY REPORT ON FORM 10-Q

INDEX

		PAGE NUMBER
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001	3
	Condensed Consolidated Statement of Operations for the three months ended March 31, 2001	4
	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Conditions and Results of Operations	8
	Risk Factors	8
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	9
	Signatures	10

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW COMMERCE ONE HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2001	December 31, 2001
Assets:
Receivables from Commerce One, Inc.	$44,789	$—
Technology agreements	—	—
Equity interest in Covisint, LLC held in escrow	—	—

Total assets	$44,789	$—

Liabilities	$—	$—
Stockholders' equity:
Common stock, $0.0001 par value, 30,000,000 shares authorized; 28,800,000 shares issued and outstanding	—	—
Retained earnings	44,789	—

Total Stockholders' equity	44,789	—
Total liabilities and stockholders' equity	$44,789	$—

See accompanying notes.

NEW COMMERCE ONE HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)

Service Revenue	$44,789

Net Income	$44,789

Basic and diluted net income per share	$0.00

Shares used in calculation of basic and diluted net income per share	28,800,000

NEW COMMERCE ONE HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)

Operating activities:
Net Income	$44,789
Adjustments to reconcile net income to net cash used in operating activities:
Receivables from Commerce One, Inc.	(44,789)

Net cash used in operating activities	—
Cash at beginning of period	—

Cash at end of period	$—

NEW COMMERCE ONE HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

    New Commerce One Holding, Inc. ("New Commerce One Holding" or the "Company") was incorporated in the State of Delaware on October 27, 2000 for the purposes of engaging in the reorganization of Commerce One, Inc. ("Commerce One") into a holding company structure. New Commerce One Holding had no operations during the period from inception through March 31, 2001, except for the transactions described below.

    On December 8, 2000, Commerce One entered into agreements with Ford Motor Company ("Ford") and General Motors Corporation ("GM") and other automakers to form a new e-marketplace for automakers, their suppliers and others which is operated by a newly formed company, Covisint, LLC ("Covisint"). Pursuant to one of these agreements, a formation agreement, Commerce One will reorganize into a holding company structure to facilitate the conducting of transactions contemplated by the formation agreement. If the reorganization is approved by Commerce One stockholders, it will be accomplished by the merger of a wholly owned subsidiary of New Commerce One Holding into Commerce One.

    Following the merger, Commerce One will continue its operations as a wholly-owned subsidiary of New Commerce One Holding. The board of directors and officers of New Commerce One Holding after the merger will be identical to the board of directors and officers of Commerce One before the reorganization. The stockholders of Commerce One will become stockholders of New Commerce One Holding. The organizational documents of New Commerce One Holding after the merger will be identical to the organizational documents of Commerce One before the merger. At the effective time of the merger, New Commerce One Holding will assume all of the obligations under Commerce One's stock plans. All options, warrants and other rights to purchase Commerce One common stock will automatically represent an option, warrant or right to purchase New Commerce One Holding common stock without adjustment. New Commerce One Holding issued 14,400,000 shares of its common stock to each of Ford and GM upon the signing of the formation agreement. The shares were exchanged for:

  •
  All of the membership interests in CVX Holdco, LLC, a newly formed company that has no tangible assets, but is a party to certain license agreements with Commerce One and Covisint. Under those agreements, CVX Holdco licenses technology and receives services from Commerce One and provides them to Covisint. Under these agreements, 99% of the revenues earned from transactions with Covisint are paid to Commerce One. The remaining 1% of such revenues also accrues to the benefit of Commerce One, as it will be retained by CVX Holdco at least until the time of the reorganization or the alternative transaction described below, at which time the restrictions in the formation agreement expire. During the three months ended March 31, 2001 CVX Holdco recognized revenues of $44,789 under these agreements.

  •
  The transfer of 20,000 units of membership interests in Covisint (equal to a 2% interest in Covisint at the time of the formation agreement) owned by Ford and GM into escrow for the benefit of New Commerce One Holding, subject to certain conditions relating to Commerce One's stockholder approval of the reorganization.

  •
  All dividends paid on the New Commerce One Holding common stock in escrow while the stock is in escrow.

    Half of the shares of New Commerce One Holding stock issued to Ford and GM are held in escrow and will be released on December 8, 2002, unless Covisint terminates its promotional and exclusivity obligations with respect to Commerce One technology on or before June 8, 2002, in which case the shares will be released on June 8, 2004.

    Effective upon the merger that will effect the reorganization into a holding company structure, the certificate of incorporation of New Commerce One Holding will be amended and restated to be identical to that of Commerce One prior to the merger. New Commerce One Holding will be authorized to issue 950,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of undesignated preferred stock, $0.0001 par value.

    If the reorganization is not approved by Commerce One stockholders or if the merger is not completed by November 8, 2001, the obligations of Commerce One and New Commerce One Holding to conduct the merger will terminate and an alternative transaction will occur. In the alternative transaction, Commerce One will issue 14,400,000 newly issued shares to each of Ford and GM in exchange for the outstanding capital stock of New Commerce One Holding and New Commerce One Holding will become a wholly owned subsidiary of Commerce One.

Accounting Policies

    The consolidated financial statements include the accounts of New Commerce One Holding and its wholly-owned subsidiary. All intercompany accounts have been eliminated.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001.

    For further information, refer to the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-4 (No. 333-58558) filed with the Securities and Exchange Commission.

    No amounts were ascribed to the formation transaction described in Note 1 in the accompanying consolidated balance sheet. Any amounts realized with respect to the technology agreements with Covisint and the equity interest in Covisint held in escrow will accrue to Commerce One and its stockholders through the reorganization or the alternative transaction.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    New Commerce One Holding conducted no operations during the period from October 27, 2000 (the date of its formation) through March 31, 2001, except for entering into the formation and technology agreements in connection with the formation of Covisint and accruing revenues related to license agreements with Commerce One and Covisint. New Commerce One Holding also had no material assets or liabilities as of March 31, 2001 for financial accounting purposes, except for $44,789 due from Commerce One related to revenues for services provided to Covisint.

    For the three month period ended March 31, 2001, New Commerce One Holding recognized revenues and net income of $44,789 related to the 1% share of revenues received by CVX Holdco, LLC, its wholly owned subsidiary, under license agreements with Commerce One and Covisint. Under these agreements, CVX Holdco licenses technology and receives services from Commerce One and provides them to Covisint. Under these agreements, 99% of the revenue earned from transactions with Covisint is paid to Commerce One.

    No amounts were ascribed to New Commerce One Holding in its financial statements for the transactions covered by the formation agreement or technology agreements. Any amounts realized with respect to the technology agreements with Covisint and the equity interest in Covisint held in escrow under the formation agreement will accrue to Commerce One and its stockholders through the reorganization or the alternative transaction. Furthermore, in December 2000, Commerce One recorded the fair value of the 14,400,000 shares of its common stock it is obligated to issue to each of Ford and GM either indirectly through the reorganization or directly through the alternative transaction. This amount plus related transaction costs were recorded by Commerce One as rights under the technology agreement between CVX Holdco LLC and Covisint and the two percent equity interest in Covisint.

    The reorganization will be accounted for as a recapitalization of Commerce One into New Commerce One Holding. There are therefore no substantive differences between the pro forma combined financial statements of New Commerce One Holding and the historical consolidated financial statements of Commerce One as of March 31, 2001 and for the three months then ended.

RISK FACTORS

    New Commerce One Holding has conducted no operations to date, other than those described in "Management Discussion and Analysis." New Commerce One Holding common stock is not currently publicly traded. If Commerce One's stockholders approve the reorganization of Commerce One into a holding company structure and New Commerce One Holding becomes the holding company parent of Commerce One, Inc., its stock will be publicly traded, New Commerce One Holding will succeed to the business of Commerce One, and Commerce One's risk factors will apply to New Commerce One Holding. Risk factors affecting Commerce One may be viewed in Commerce One's quarterly report on Form 10-Q, filed with the SEC on May 15, 2001.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit Number	Description
3.1	Form of Restated Certificate of Incorporation of New Commerce One Holding, Inc. to be effective as of the closing of the reorganization into a holding company structure.
3.2	Form of Amended and Restated Bylaws of New Commerce One Holding, Inc. to be effective as of the closing of the reorganization into a holding company structure.
  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three months ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW COMMERCE ONE HOLDING, INC.
Dated: May 15, 2001
/s/ PETER F. PERVERE Peter F. Pervere Vice President and Chief Financial Officer
Dated: May 15, 2001
/s/ MARK B. HOFFMAN Mark B. Hoffman Chief Executive Officer and Chairman of the Board

QuickLinks

  PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K