Form 10-Q
period 2001-06-30
NEW COMMERCE ONE HOLDING INC
filed 2001-08-14
CIK 1131806

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-1131806

COMMERCE ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3392885 (IRS Employer Identification Number)

4440 Rosewood Drive
Pleasanton, CA 94588
(Address of principal executive offices including zip code)

(925) 520-6000
(Registrant's telephone number, including area code)

(former name or former address, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 8, 2001, there were 285,507,414 shares of the registrant's Common Stock outstanding.

COMMERCE ONE, INC.
TABLE OF CONTENTS

Page No.
PART I. Financial Information
Item 1. Financial Statements (unaudited):
Commerce One Operations, Inc. (formerly, Commerce One, Inc.)
Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.	3
Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2001 and 2000.	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000.	5
Notes to Condensed Consolidated Financial Statements.	6
Commerce One, Inc. (formerly, New Commerce One Holding, Inc.)
Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	12
Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2001	13
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001	14
Notes to Condensed Consolidated Financial Statements	15
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risk Factors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II. Other Information
Item 1. Legal Proceedings.	42
Item 2: Changes in Securities and Use of Proceeds.	42
Item 3: Defaults Upon Senior Securities.	42
Item 4: Submission of Matters to a Vote of Security Holders.	43
Item 5: Other Information.	43
Item 6. Exhibits and Reports on Form 8-K.	43
Signatures	45

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Commerce One Operations, Inc.
(formerly, Commerce One, Inc.)
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$159,527	$215,189
Short term investments	59,741	126,251
Accounts receivable, net	123,421	154,858
Prepaid expenses and other current assets	14,296	16,470
Total current assets	356,985	512,768
Property and equipment, net	110,783	95,143
Goodwill and other intangible assets, net	466,143	2,416,230
Investments and other assets	15,403	46,414

Total assets	$949,314	$3,070,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,529	$26,408
Accrued compensation and related expenses	27,779	44,825
Deferred revenue	104,728	112,308
Other current liabilities	131,341	83,264

Total current liabilities	295,377	266,805
Notes payable	19,302	4,339
Stockholders' equity:
Preferred Stock $0.0001 par value, 50,000,000 shares authorized; Common Stock $0.0001 par value, 950,000,000 shares authorized; 208,997,798 and 194,894,434 issued and outstanding at June 30, 2001 and December 31, 2000, respectively, excluding 28,800,000 issued on July 11, 2001 under existing contractual obligations existing as of December 31, 2000 and June 30, 2001	3,499,296	3,401,487
Deferred stock compensation	(119,578)	(153,630)
Note receivable from stockholder	(129)	(129)
Accumulated other comprehensive loss	(659)	(814)
Accumulated deficit	(2,744,295)	(447,503)

Total stockholders' equity	634,635	2,799,411

Total liabilities and stockholders' equity	$949,314	$3,070,555

See notes to condensed consolidated financial statements.

Commerce One Operations, Inc.
(formerly, Commerce One, Inc.)
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
License fees	$29,785	$40,953	$99,199	$68,074
Services	71,466	21,751	172,325	29,639

Total revenues	101,251	62,704	271,524	97,713
Costs and expenses:
License fees (1)	616,393	973	640,327	2,072
Services	66,561	20,327	147,569	31,143
Sales and marketing	52,173	31,230	111,378	50,434
Product development	27,030	20,769	56,742	34,923
General and administrative	49,049	5,628	73,000	9,314
Purchased in-process research and development	4,548	—	4,548	5,142
Stock compensation	24,717	4,127	49,065	8,326
Restructuring costs	62,048	—	76,147	—
Amortization of goodwill and other intangible assets	144,534	22,509	287,289	44,404
Impairment of intangible assets and equity investments	1,120,464	—	1,120,464	—

Total costs and expenses	2,167,517	105,563	2,566,529	185,758

Loss from operations	(2,066,266)	(42,859)	(2,295,005)	(88,045)
Interest income, net	408	1,182	3,213	2,723

Net loss before income taxes	(2,065,858)	(41,677)	(2,291,792)	(85,322)
Provision for income taxes	2,400	1,470	5,000	1,470

Net loss	$(2,068,258)	$(43,147)	$(2,296,792)	$(86,792)

Basic and diluted net loss per share	$(9.02)	$(0.28)	$(10.14)	$(0.57)

Shares used in calculation of basic and diluted net loss per share	229,184	155,064	226,515	153,250

(1)
Includes a charge of $592,344 for the impairment of the Technology Agreement for the three and six months ended June 30, 2001.

See notes to condensed consolidated financial statements.

Commerce One Operations, Inc.
(formerly, Commerce One, Inc.)
Condensed Consolidated Statement of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2001	2000
Operating activities:
Net loss	$(2,296,792)	$(86,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,512	3,962
Purchased in-process research and development	4,548	5,142
Amortization of Technology Agreement	43,669	—
Amortization of deferred stock compensation	49,065	8,323
Amortization of goodwill and other intangible assets	287,289	44,369
Impairment of Intangibles	1,098,869	—
Impairment of Technology Agreement	592,334	—
Impairment of Covisint equity investment	21,595	—
Loss on investments	2,690	—
Reclassification of deal costs to goodwill and common stock	(708)	—
Change in assets and liabilities:
Accounts receivable, net	31,544	(32,245)
Prepaid expenses and other current assets	3,545	(6,052)
Accounts payable	2,621	5,429
Accrued compensation and related expenses	(17,571)	10,953
Other current liabilities	43,724	8,420
Deferred revenue	(7,598)	21,879

Net cash used in operating activities	(118,664)	(16,612)
Investing activities:
Purchase of property and equipment	(29,696)	(30,088)
Purchase of short term investments	(37,329)	—
Proceeds from the maturity of short term investments	103,821	32,339
Proceeds in connection with Technology Agreement	949	—
Additional costs of Technology Agreement	(5,094)	—
Business combinations, net of cash acquired	(229)	(28,391)
Other investments	(68)	(9,750)

Net cash provided by/(used in) investing activities	32,354	(35,890)
Financing activities:
Proceeds from issuance of common stock, net	12,811	205,500
Payments on notes payable	(1,375)	(196)
Proceeds from notes payable	19,000	—
Payments on capital lease obligations	(23)	(221)

Net cash provided by financing activities	30,413	205,083
Effect of foreign currency translation on cash and cash equivalents	235	(83)

Net increase (decrease) in cash	(55,662)	152,498
Cash at beginning of period	215,189	51,792

Cash at end of period	$159,527	$204,290

Supplemental disclosures:
Interest paid	$307	$79
Deferred compensation related to stock option grants	$150	$—
Deferred compensation related to restricted stock grants	$13,202	$—
Non-cash investing and financing activities:
Deferred compensation related to stock option grants and options assumed in business combinations	$2,181	$8,326
Issuance of preferred stock, common stock and assumption of stock options in connection with business combinations	$63,286	$137,929
Issuance of common stock related to contingent consideration in connection with business combinations	$6,686	$—
Issuance of common stock related to notes payable and accrued interest	$4,775	$—

See notes to condensed consolidated financial statements.

Commerce One Operations, Inc.
(formerly Commerce One, Inc.)
Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Commerce One Operations, Inc. (formerly Commerce One, Inc. and referred to in these footnotes as "Commerce One Operations" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001.

    Effective July 11, 2001, upon the completion of the reorganization into a holding company structure by means of a merger with and into a wholly-owned subsidiary of Commerce One, Inc. (formerly New Commerce One Holding, Inc. and referred to in these footnotes as Commerce One), the historical financial statements of Commerce One Operations, Inc. became the historical financial statements of Commerce One, Inc. The historical financial statements of Commerce One as of and for the periods ended June 30, 2001 are also presented herein.

    The Company has one business segment, which provides business-to-business electronic commerce solutions that use the Internet to link buyers and sellers of business goods and services into real-time trading communities.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000, for Commerce One Operations.

2. BASIC AND DILUTED NET LOSS SHARE

    Basic and diluted net loss per share information for all periods is presented under the requirements of FASB Statement No. 128, "Earnings per Share" ("FAS 128"). Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options, warrants, and convertible securities. Potentially dilutive issuances have also been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

    The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net loss	$(2,068,258)	$(43,147)	$(2,296,792)	$(86,792)

Weighted average shares of common stock outstanding	230,946	156,905	227,908	155,206
Less: Weighted average shares subject to repurchase and foreiture	(1,762)	(1,841)	(1,393)	(1,956)

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	229,184	155,064	226,515	153,250

Basic and diluted net loss per share	$(9.02)	$(0.28)	$(10.14)	$(0.57)

3. COMPREHENSIVE INCOME (LOSS)

    Financial Accounting Standards Board (SFAS) No. 130, "Reporting Comprehensive Income", establishes standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income". "Other Comprehensive Income" refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three months ended and six months ended June 30, 2001 and 2000 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net loss	$(2,068,258)	$(43,147)	$(2,296,792)	$(86,792)
Unrealized gain (loss) on investments	(136)	(9)	(80)	11
Foreign currency translation adjustment	(80)	90	235	(34)

Comprehensive loss	$(2,068,474)	$(43,066)	$(2,296,637)	$(86,815)

4. RESTRUCTURING COSTS

    On June 29, 2001, the Company began to implement a restructuring plan (the "Plan") aimed at optimizing and streamlining the Company to focus on its core e-business strategy. The Plan was formally announced on July 19, 2001. The Company's goal is to significantly reduce its annual operating expenses by realigning the Company's resources around its core product initiatives. The Plan estimated restructuring charges of approximately $76.1 million to be incurred in 2001. The Plan included the costs associated with the termination of approximately 600 employees to cover costs such as severance pay, outplacement services and benefit continuation and also the termination of certain office leases, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by employees terminated.

    In the first quarter of 2001, the Company committed to closing one of its offices and accrued approximately $9.4 million for the difference between the remaining payments under the operating lease and the projected sub-lease receipts.

    The following table summarizes the activity related to the restructuring liability for the six months ended June 30, 2001:

	Amounts Charged to Restructuring	Amounts Paid/ Written-off	Restructure Liability at 6/30/2001
	(in thousands)
Lease cancellations and commitments	$42,678	$(4,077)	$38,601
Termination payments to employees and other related costs	20,936	(8,295)	12,641
Write-off on disposal of assets and other	12,533	$—	12,533

	$76,147	$(12,372)	$63,775

    The remaining restructure reserve primarily relates to certain lease payments contractually required of the Company on certain facilities, net of any associated sub-lease amounts, and certain severance payments and termination benefits paid in connection with the termination of approximately 600 employees mainly within the Global Services organization and certain general administrative functions. The leases expire at various dates through to 2010, and it is anticipated that substantially all of the remaining employee termination benefits will be paid during 2001.

5. INVESTMENTS

    The Company has made several strategic investments in privately held companies and one publicly traded company. The Company holds less than a 5% interest in each of these companies and does not have a significant influence over these companies. Investments in publicly traded companies are carried at fair value, based on quoted market prices, with unrealized gains and losses recorded in equity. Investments in private companies are recorded at cost. These investments are periodically evaluated for declines in value, which are considered other than temporary. During the quarter ended June 30, 2001 the Company recorded investment losses of approximately $22.9 million of which $22.8 million related to private investments and $0.1 milion related to public investments. For the six months ended June 30, 2001 the Company recorded investment losses of approximately $24.3 million of which $23.9 million related to private investments and $0.4 million related to public investments.

6. IMPAIRMENT OF LONG-LIVED ASSETS

    The Company periodically assesses the impairment of long-lived assets including goodwill, the Technology Agreement (Covisint) and other identified intangible assets. An impairment assessment is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the three months ended June 30, 2001 the Company identified indicators of possible impairment of its long-lived assets. The impairment indicators included, but were not limited to, the Company's net book value as compared to market capitalization, significant negative industry and economic trends, a significant decline in the Company's stock price for a sustained period and significant underperformance relative to historical or projected future operating results.

    In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of", the Company performed, with the assistance of independent valuation experts, impairment tests to determine whether any impairment existed. Impairment does not exist if the sum of the expected cash flows (undiscounted) attributable to the intangible assets is greater than the book value of the intangible assets. However, if the sum of the expected cash flows (undiscounted) attributable to the intangible assets is less than the book value of the intangible assets, then an impairment may exist. The Company calculated the estimated fair value of the assets by summing the present value of the cash flows over the life of the asset. The impairment is then calculated by deducting the present value of the cash flows from the book value of the intangible assets. Based on the results of these tests, the

Company determined that the carrying values of goodwill and other intangible assets related to AppNet, the Technology Agreement (Covisint) and Commercebid were not recoverable and therefore had suffered impairment.

    This assessment resulted in a write-down during the three months ended June 30, 2001, of $1,120.5 million to record the amount by which the carrying amounts of the goodwill and other intangible assets related to AppNet and Commercebid exceeded their respective fair values. Further, an impairment write-down of $592.3 million was recorded in relation to the Technology Agreement (Covisint) and this amount was charged to Cost of License fees.

7. ACQUISITIONS

    On May 25, 2001, the Company acquired Exterprise, Inc., ("Exterprise") a provider of platform solutions that enable the rapid development and deployment of new e-commerce applications for e-marketplaces. The acquisition was structured as a stock-for-stock exchange and has been accounted for as a purchase transaction. The transaction was intended to be tax-free to Exterprise stockholders. The purchase consideration was approximately $71.7 million, consisting of 7.22 million shares of Commerce One common stock with a fair value of approximately $60.7 million, approximately 258,000 options assumed with a fair value of $2.5 million, assumed liabilities of approximately $5.5 million and transaction costs of approximately $3 million.

    A total of approximately $14.2 million of the purchase consideration was allocated to identified intangible assets, including developed and core technology ($5.2 million), acquired workforce ($3.5 million) and patents ($1 million), a total of approximately $2.2 million was allocated to deferred compensation and a total of approximately $55.3 million of the purchase consideration was allocated to goodwill with these amounts being amortized over periods of one to five years.

    The Company estimated that approximately $4.5 million of the $71.7 million purchase consideration represented purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was charged to operations in the three months ended June 30, 2001.

    The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from Exterprise. The calculation of value was then adjusted to reflect only the value creation efforts of Exterprise prior to the close of the acquisition.

8. STRATEGIC RELATIONSHIP WITH SAP AG

    On June 28, 2001, Commerce One, Commerce One Operations and SAP Aktiengesellschaft ("SAP AG") entered into a stock purchase agreement and related agreements providing for Commerce One's issuance of 47,484,767 shares of its common stock to SAP AG at a purchase price of $4.75 per share, for a total purchase price of approximately $225 million. The agreements were entered into in connection with an amendment to the strategic alliance agreement between Commerce One Operations and SAP AG. The transaction was completed on August 6, 2001.

    SAP AG is generally prohibited from transferring its shares for three years from the date of the closing, although it may sell up to 10% of its shares during the first year after the closing, up to 30% during the second year and up to 50% during the third year, subject to certain limitations on open market sales and transfers to persons who after the transfer will hold in excess of 10% of Commerce One's voting power. These restrictions on transfer terminate on the earliest to occur of a change of control of Commerce One, the termination of the strategic alliance agreement (other than as a result of a material breach of the strategic alliance agreement by SAP AG) and the third anniversary of the agreements. SAP AG is also prohibited from transferring the shares to a competitor of Commerce One for six years from the closing date, except in open market transactions. Commerce One has a right of first refusal on any private sale of shares by SAP AG for 54 months following the closing.

    SAP AG also agreed to certain standstill restrictions that, for three years following the date of share purchase agreement, generally restrict SAP AG's ability to acquire more than 23% of Commerce One's outstanding common stock, seek control of Commerce One, or participate in groups with respect to the holding or voting of Commerce One's stock. The standstill obligations terminate prior to three years from the date of the share purchase agreement upon the occurrence of certain events, such as a change of control of Commerce One or the acquisition of more than 15% of Commerce One by certain named competitors of SAP AG. These obligations are also suspended in the event of an offer for such a change of control or acquisition, but will be reinstated if the offer is withdrawn or terminated. SAP AG also remains subject to the operation of Commerce One's shareholder rights plan, or "poison pill," which was amended to permit SAP AG to beneficially own shares of Commerce One common stock up to the 23% standstill limit.

    Until the earlier of three years from the closing or the end of the standstill period, SAP AG has the right to maintain its pro rata ownership of Commerce One's outstanding shares in the event Commerce One issues additional securities in a private transaction. In addition, SAP AG is entitled to certain registration rights, after one year with respect to shares purchased by SAP AG from Commerce One prior to the transaction, and after two years with respect to the other shares it currently owns, shares acquired in the transaction and any shares it acquires from Commerce One in the future. SAP AG also received the right to nominate a director for election to Commerce One's board of directors for as long as SAP AG owns ten percent or more of Commerce One's common stock. If SAP AG is entitled to nominate a director but no director is nominated or available to attend a meeting of Commerce One's board of directors, SAP AG may send an observer to attend. SAP AG also generally agreed to vote its shares in proportion with the other stockholders of Commerce One only with respect to nominees to Commerce One's board of directors and stockholder proposals to amend or rescind Commerce One's rights plan or SAP AG's standstill agreement during the standstill period. There are no other restrictions on SAP AG's voting rights.

9. SUBSEQUENT EVENTS

Reorganization into Holding Company Structure

    In December 2000, Commerce One Operations, Commerce One, Ford Motor Company (Ford), General Motors Corporation (GM), DaimlerChrysler AG, Renault S.A. and Nissan Motor Co., Ltd. entered into several agreements relating to the formation of Covisint, LLC ("Covisint"), a business-to-business e-marketplace for procurement of goods and services by automakers, their suppliers and others. In connection with the formation of Covisint, under the terms of a Formation Agreement, Commerce One Operations agreed to undergo a corporate restructuring into a holding company. In addition, under the terms of a Technology Agreement, Commerce One indirectly licenses software and professional services and support and maintenance services to Covisint in exchange for cash compensation and a share of Covisint's e-marketplace revenue over a ten-year period.

    On July 11, 2001, Commerce One Operations completed the reorganization into a holding company structure by means of a merger with and into a wholly-owned subsidiary of Commerce One, pursuant to an Agreement and Plan of Merger, dated April 25, 2001 by and among Commerce One, New C1 Merger Corporation and Commerce One Operations.

    Upon completion of the reorganization, Commerce One Operations became a wholly owned subsidiary of Commerce One and changed its name to Commerce One Operations, Inc. Holders of Commerce One Operations common stock (and the associated right under Commerce One Operation's stockholder rights plan) received one share of Commerce One common stock for each share of Commerce One Operations common stock (and associated right) held by such stockholder prior to the reorganization. Commerce One stock began trading on the Nasdaq Stock Market in place of Commerce One Operations without interruption under the same trading symbol, "CMRC."

    Commerce One will continue the business of Commerce One Operations as the parent holding company of Commerce One Operations.

    Pursuant to the completion of the reorganization, Commerce One will receive an aggregate two percent equity interest in Covisint. Upon the execution of the Formation Agreement, Commerce One issued 14.4 million shares of its common stock to Ford and 14.4 million shares of its common stock to GM. Half of each of Ford's and GM's shares are held in escrow and will be released to Ford and GM in December 2002, unless certain conditions under the Formation Agreement are not satisfied, in which case the shares will be released in June 2004. Prior to the reorganization, the board of directors issued a dividend of one right under Commerce One's stockholder rights plan per share of common stock held by Ford and General Motors.

    In addition, pursuant to a Standstill and Stock Restriction Agreement entered into between Commerce One, Commerce One Operations, Ford and GM, all of the shares of stock issued to Ford and GM will generally be subject to transfer restrictions for three years subject to certain exceptions. Ford and GM also agreed to certain "standstill" restrictions that will generally limit their ability to acquire individually more than 9.95%, or collectively more than 19.9%, of Commerce One's outstanding common stock for three years, and individually 12.5% and collectively 25% thereafter. In addition, for a period of three years, Ford and GM generally agreed to vote their shares in accordance with the recommendations of Commerce One's Board of Directors with respect to nominees to the Board of Directors and increases in Commerce One authorized capital stock and amendments to stock option plans and employee stock purchase plans approved by Commerce One's Board of Directors. Under a Registration Rights Agreement entered into between Commerce One, Ford and GM, Ford and GM are entitled to registration rights generally beginning after three years, subject to certain exceptions.

Commerce One, Inc.
(formerly, New Commerce One Holding, Inc.)
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2001	December 31, 2000
Assets:
Receivables from Commerce One, Inc.	$69,495	$—
Technology agreements	—	—
Equity interest in Covisint, LLC held in escrow	—	—

Total assets	$69,495	$—

Liabilities	$—	$—
Stockholders' equity
Common stock, $0.0001 par value, 30,000,000 shares authorized; 28,800,000 shares issued and outstanding	—	—
Retained earnings	69,495	—

Total Stockholders' equity	$69,495	$—
Total liabilities and stockholders' equity	$69,495	$—

See accompanying notes.

Commerce One, Inc.
(formerly, New Commerce One Holding, Inc.)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Revenues	$24,706	$69,495

Net Income	$24,706	$69,495

Basic and Diluted Net Income Per Share	$—	$—

Shares used in calculation of basic and diluted net income per share	28,800,000	28,800,000

See accompanying notes.

Commerce One, Inc.
(formerly, New Commerce One Holding, Inc.)
Condensed Consolidated Statement of Cash Flows
(unaudited)

Six Months Ended June 30, 2001
Operating Activities:
Net Income	$69,495

Adjustments to reconcile net income to net cash used in operating activities:
Receivables from Commerce One, Inc.	(69,495)

Net cash used in operating activities	—
Net increase (decrease) in cash	—
Cash at beginning of period	—

Cash at the end of period	$—

See accompanying notes.

COMMERCE ONE, INC.
(FORMERLY, NEW COMMERCE ONE HOLDING, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

    Commerce One, Inc. (formerly "New Commerce One Holding, Inc." and referred to in these footnotes as Commerce One or the "Company") was incorporated in the State of Delaware on October 27, 2000 for the purposes of reorganizing Commerce One Operations, Inc. (formerly "Commerce One, Inc." and referred to in the footnotes as Commerce One Operations) into a holding company structure. New Commerce One Holding had no operations during the period from inception through June 30, 2001, except for the transactions described below.

    In December 2000, Commerce One, Commerce One Operations, Ford Motor Company (Ford), General Motors Corporation (GM), DaimlerChrysler AG, Renault S.A. and Nissan Motor Co., Ltd. entered into several agreements relating to the formation of Covisint, LLC ("Covisint"), a business-to-business e-marketplace for procurement of goods and services by automakers, their suppliers and others. In connection with the formation of Covisint, under the terms of a Formation Agreement, Commerce One Operations agreed to undergo a corporate restructuring into a holding company. In addition, under the terms of a Technology Agreement, Commerce One indirectly licenses software and professional services and support and maintenance services to Covisint in exchange for cash compensation and a share of Covisint's e-marketplace revenue over a ten-year period.

    On July 11, 2001, Commerce One Operations completed the reorganization into a holding company structure by means of a merger with and into a wholly-owned subsidiary of Commerce One, pursuant to an Agreement and Plan of Merger, dated April 25, 2001 by and among Commerce One, New C1 Merger Corporation and Commerce One Operations.

    Upon completion of the reorganization, Commerce One Operations became a wholly owned subsidiary of Commerce One and changed its name to Commerce One Operations, Inc. Holders of Commerce One Operations common stock (and the associated right under Commerce One Operation's stockholder rights plan) received one share of Commerce One common stock for each share of Commerce One Operations common stock (and associated right) held by such stockholder prior to the reorganization. Commerce One stock began trading on the Nasdaq Stock Market in place of Commerce One Operations without interruption under the same trading symbol, "CMRC."

    Commerce One will continue the business of Commerce One Operations as the parent holding company of Commerce One Operations.

    Pursuant to the completion of the reorganization, Commerce One will receive an aggregate two percent equity interest in Covisint. Upon the execution of the Formation Agreement, Commerce One issued 14.4 million shares of its common stock to Ford and 14.4 million shares of its common stock to GM. Half of each of Ford's and GM's shares are held in escrow and will be released to Ford and GM in December 2002, unless certain conditions under the Formation Agreement are not satisfied, in which case the shares will be released in June 2004. Prior to the reorganization, the board of directors issued a dividend of one right under Commerce One's stockholder rights plan per share of common stock held by Ford and General Motors.

    In addition, pursuant to a Standstill and Stock Restriction Agreement entered into between Commerce One, Commerce One Operations, Ford and GM, all of the shares of stock issued to Ford and GM will generally be subject to transfer restrictions for three years subject to certain exceptions. Ford and GM also agreed to certain "standstill" restrictions that will generally limit their ability to acquire individually more than 9.95%, or collectively more than 19.9%, of Commerce One's outstanding common stock for three years, and individually 12.5% and collectively 25% thereafter. In addition, for a period of three years, Ford and GM generally agreed to vote their shares in accordance with the recommendations of Commerce One's Board of Directors with respect to nominees to the Board of Directors and increases in Commerce One authorized capital stock and amendments to stock option plans and employee stock purchase plans approved by Commerce One's Board of Directors. Under a Registration Rights Agreement entered into between Commerce One, Ford and GM, Ford and GM are entitled to registration rights generally beginning after three years, subject to certain exceptions.

    As a result of this transaction, the historical financial statements of Commerce One Operations, became the historical financial statements of Commerce One. The historical financial statements of Commerce One Operations as of and for the period ended June 30, 2001, are also presented herein.

Accounting Policies

    The consolidated financial statements include the accounts of Commerce One and its wholly-owned subsidiary. All intercompany accounts have been eliminated.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001.

    For further information, refer to the consolidated financial statements and notes thereto included in the Company's Registration Statement on From S-4 (No. 333-58558) filed with the Securities and Exchange Commission.

    No amounts were ascribed to the formation transaction described in Note 1 in the accompanying consolidated balance sheet. Any amounts realized with respect to the technology agreements with Covisint and the equity interest in Covisint held in escrow accrued to Commerce One and its stockholders through the reorganization.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q and the documents incorporated by reference into this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the leadership of Commerce One as a provider of e-commerce solutions, the growth of our business and related matters, the expected introduction dates of a Marketplace sourcing application and APEx Platform, and their anticipated technological life, the necessity of investing in product development for future success, the expectation that product development expenses will increase in future periods whereas sales, marketing and administrative expenses will not, the quarterly charges we expect to incur from amortizing goodwill and other intangible assets as a result of our acquisitions and in the event of future acquisitions, management's belief that our available cash resources will be sufficient to finance our operations for at least the next twelve months. The words "believe," "expect," "intend," "plan," "project," "will" and similar phrases as they relate to Commerce One also identify forward-looking statements. Such statements reflect the current views and assumptions of Commerce One and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Quarterly Report, including those under the heading "Risk Factors."

OVERVIEW

Background

    Commerce One, Inc. ("Commerce One" or the "Company") is a leading provider of business-to-business electronic commerce solutions that link buyers and suppliers of goods and services into trading communities over the Internet. Effective upon the completion of the reorganization of Commerce One Operations into Commerce One, the historical financial statements of Commerce One Operations became the historical financial statements of Commerce One. As such, the following discussions assume the historical financial information of Commerce One Operations is that of Commerce One for all periods presented.

Source of Revenues

    The Company generates revenues from multiple sources. License fees are generated from licensing our products to end-user organizations and from royalties received from our third party product distributors and resellers. Services revenues are generated from professional consulting, product maintenance, application hosting, transaction and subscription fees, revenue sharing arrangements with partners, and other related services. Revenues from transactions and subscription fees have not been a significant portion of total services revenues to date. However, our revenue growth in the future will depend upon realizing significant revenues from these sources.

Revenue Recognition

    Revenues from license agreements for our software products are recognized upon delivery and acceptance of the software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable. If an acceptance period is required, license revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We generally recognize only our portion of revenues under revenue sharing arrangements for the license to customers of software developed jointly with strategic partners. When software is licensed through indirect sales channels, license fees are recognized as revenue when the software is sold by the reseller to an end user customer and the criteria described above have been met.

    Revenues from professional services under time and materials contracts are recognized based on fixed hourly rates for direct labor hours expended. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, with costs and estimated profits recorded as work is performed. Revenues from cost-plus-fixed-fee contracts are recognized on the basis of direct costs plus indirect costs incurred plus a fixed profit percentage. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability, including final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Unbilled receivables on contracts are comprised of costs, plus earnings on certain contracts in excess of contractual billings on such contracts.

    If a customer transaction includes both software license and services elements or the rights to multiple software products, the total arrangement fee is allocated to each of the elements using the residual method, under which revenue is allocated to undelivered elements based on vendor specific objective evidence of the fair values of such undelivered elements and the residual amounts of revenue are allocated to the delivered elements.

    Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where professional services are considered necessary to the functionality of the software. Revenue from these software arrangements is recognized using the percentage of completion method.

    Software maintenance revenues and subscription fees are recognized ratably over the term of the related contract, typically one year.

    Network service fees (transaction fees, revenue sharing and hosting), which have not been significant, are recognized as earned based on customer transactions.

    Deferred revenue consists of license fees for which revenue has been deferred and prepaid fees for services, subscription fees, and maintenance and support agreements.

    Our revenue recognition policies are consistent with Statement of Position 97-2 "Software Revenue Recognition," as modified by Statement of Position 98-9.

RECENT EVENTS

Reorganization into Holding Company Structure

    In December 2000, Commerce One Operations, Commerce One, Ford Motor Company (Ford), General Motors Corporation (GM), DaimlerChrysler AG, Renault S.A. and Nissan Motor Co., Ltd. entered into several agreements relating to the formation of Covisint, LLC ("Covisint"), a business-to-business e-marketplace for procurement of goods and services by automakers, their suppliers and others. In connection with the formation of Covisint, under the terms of a Formation Agreement, Commerce One Operations agreed to undergo a corporate restructuring into a holding company. In addition, under the terms of a Technology Agreement, Commerce One indirectly licenses software and professional services and support and maintenance services to Covisint in exchange for cash compensation and a share of Covisint's e-marketplace revenue over a ten-year period.

    On July 11, 2001, Commerce One Operations completed the reorganization into a holding company structure by means of a merger with and into a wholly-owned subsidiary of Commerce One pursuant to an Agreement and Plan of Merger, dated April 25, 2001 by and among Commerce One, New C1 Merger Corporation and Commerce One Operations.

    Upon completion of the reorganization, Commerce One Operations became a wholly owned subsidiary of Commerce One and changed its name to Commerce One Operations, Inc. Holders of Commerce One Operations common stock (and the associated right under Commerce One Operation's stockholder rights plan) received one share of Commerce One common stock for each share of Commerce One Operations common stock (and associated right) held by such stockholder prior to the reorganization. Commerce One stock began trading on the Nasdaq Stock Market in place of Commerce One Operations without interruption under the same trading symbol, "CMRC."

    Commerce One will continue the business of Commerce One Operations as the parent holding company of Commerce One Operations.

    Pursuant to the completion of the reorganization, Commerce One will receive an aggregate two percent equity interest in Covisint. Upon the execution of the Formation Agreement, Commerce One issued 14.4 million shares of its common stock to Ford and 14.4 million shares of its common stock to GM. Half of each of Ford's and GM's shares are held in escrow and will be released to Ford and GM in December 2002, unless certain conditions under the Formation Agreement are not satisfied, in which case the shares will be released in June 2004. Prior to the reorganization, the board of directors issued a dividend of one right under Commerce One's stockholder rights plan per share of common stock held by Ford and General Motors.

    In addition, pursuant to a Standstill and Stock Restriction Agreement entered into between Commerce One, Commerce One Operations, Ford and GM, all of the shares of stock issued to Ford and GM will generally be subject to transfer restrictions for three years subject to certain exceptions. Ford and GM also agreed to certain "standstill" restrictions that will generally limit their ability to acquire individually more than 9.95%, or collectively more than 19.9%, of Commerce One's outstanding common stock for three years, and individually 12.5% and collectively 25% thereafter. In addition, for a period of three years, Ford and GM generally agreed to vote their shares in accordance with the recommendations of Commerce One's Board of Directors with respect to nominees to the Board of Directors and increases in Commerce One authorized capital stock and amendments to stock option plans and employee stock purchase plans approved by Commerce One's Board of Directors. Under a Registration Rights Agreement entered into between Commerce One, Ford and GM, Ford and GM are entitled to registration rights generally beginning after three years, subject to certain exceptions.

    New Commerce One will continue the business and operations of Commerce One as the parent holding company of Commerce One. The historical financial statements of Commerce One became the historical financial statements of New Commerce One effective July 11, 2001.

Strategic Relationship with SAP AG

    On June 28, 2001, Commerce One, Commerce One Operations and SAP Aktiengesellschaft ("SAP AG") entered into a stock purchase agreement and related agreements providing for Commerce One's issuance of 47,484,767 shares of its common stock to SAP AG at a purchase price of $4.75 per share, for a total purchase price of approximately $225 million. The agreements were entered into in connection with an amendment to the strategic alliance agreement between Commerce One Operations and SAP AG. The transaction was completed on August 6, 2001.

    SAP AG is generally prohibited from transferring its shares for three years from the date of the closing, although it may sell up to 10% of its shares during the first year after the closing, up to 30% during the second year and up to 50% during the third year, subject to certain limitations on open market sales and transfers to persons who after the transfer will hold in excess of 10% of Commerce One's voting power. These restrictions on transfer terminate on the earliest to occur of a change of control of Commerce One, the termination of the strategic alliance agreement (other than as a result of a material breach of the strategic alliance agreement by SAP AG) and the third anniversary of the agreements. SAP AG is also prohibited from transferring the shares to a competitor of Commerce One for six years from the closing date, except in open market transactions. Commerce One has a right of first refusal on any private sale of shares by SAP AG for 54 months following the closing.

    SAP AG also agreed to certain standstill restrictions that, for three years following the date of share purchase agreement, generally restrict SAP AG's ability to acquire more than 23% of Commerce One's outstanding common stock, seek control of Commerce One, or participate in groups with respect to the holding or voting of Commerce One's stock. The standstill obligations terminate prior to three years from the date of the share purchase agreement upon the occurrence of certain events, such as a change of control of Commerce One or the acquisition of more than 15% of Commerce One by certain named competitors of SAP AG. These obligations are also suspended in the event of an offer for such a change of control or acquisition, but will be reinstated if the offer is withdrawn or terminated. SAP AG also remains subject to the operation of Commerce One's shareholder rights plan, or "poison pill," which was amended to permit SAP AG to beneficially own shares of Commerce One common stock up to the 23% standstill limit.

    Until the earlier of three years from the closing or the end of the standstill period, SAP AG has the right to maintain its pro rata ownership of Commerce One's outstanding shares in the event Commerce One issues additional securities in a private transaction. In addition, SAP AG is entitled to certain registration rights, after one year with respect to shares purchased by SAP AG from Commerce One prior to the transaction, and after two years with respect to the other shares it currently owns, shares acquired in the transaction and any shares it acquires from Commerce One in the future. SAP AG also received the right to nominate a director for election to Commerce One's board of directors for as long as SAP AG owns ten percent or more of Commerce One's common stock. If SAP AG is entitled to nominate a director but no director is nominated or available to attend a meeting of Commerce One's board of directors, SAP AG may send an observer to attend. SAP AG also generally agreed to vote its shares in proportion with the other stockholders of Commerce One only with respect to nominees to Commerce One's board of directors and stockholder proposals to amend or rescind Commerce One's rights plan or SAP AG's standstill agreement during the standstill period. There are no other restrictions on SAP AG's voting rights.

Impairment of Long-Lived Assets

    The Company periodically assesses the impairment of long-lived assets including goodwill, the Technology Agreement and other identified intangible assets. An impairment assessment is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the three months ended June 30, 2001 the Company identified indicators of possible impairment of its long-lived assets. The impairment indicators included, but were not limited to, the Company's net book value as compared to market capitalization, significant negative industry and economic trends, a significant decline in the Company's stock price for a sustained period and significant underperformance relative to historical or projected future operating results.

    In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of", the Company performed, with the assistance of independent valuation experts, impairment tests to determine whether any impairment existed. Impairment does not exist if the sum of the expected cash flows (undiscounted) attributable to the intangible assets is greater than the book value of the intangible assets. However, if the sum of the expected cash flows (undiscounted) attributable to the intangible assets is less than the book value of the intangible assets, then an impairment may exist. The Company calculated the estimated fair value of the assets by summing the present value of the cash flows over the life of the asset. The impairment is then calculated by deducting the present value of the cash flows from the book value of the intangible assets. Based on the results of these tests, the Company determined that the carrying values of goodwill and other intangible assets related to AppNet, the Technology Agreement (Covisint) and Commercebid were not recoverable and therefore had suffered impairment.

    This assessment resulted in a write-down during the three months ended June 30, 2001, of $1,120.5 million to record the amount by which the carrying amounts of the goodwill and other intangible assets related to AppNet and Commercebid exceeded their respective fair values. Further, an impairment write-down of $592.3 million was recorded in relation to the Technology Agreement (Covisint) and this amount was charged to Cost of License fees.

Stock Option Exchange Program

    On March 5, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date. The elections to cancel options were effective on April 6, 2001. The exchange resulted in the voluntary cancellation by 2,307 employees of 24,585,051 employee stock options with varying exercise prices in exchange for the same number of replacement options. The replacement options will have the same terms and conditions as each optionee's cancelled options, including the vesting schedule and expiration date of the cancelled options, except that: (1) the replacement options will be granted no earlier than October 8, 2001 and no later than December 7, 2001, (2) the replacement options will have an exercise price equal to the fair market value of our common stock on the date of the grant, (3) the replacement options will be nonstatutory stock options, and (4) the optionee must be an employee of Commerce One or a subsidiary on the date of grant of the replacement options in order to receive replacement options. Employees were eligible to participate in the program, although Board members and consultants were ineligible. The Company believes that it will not incur any compensation charge for accounting purposes in connection with the program.

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Revenue

    Total revenues for the three months ended June 30, 2001, increased to approximately $101.3 million compared to $62.7 million in the three months ended June 30, 2000. In the three months ended June 30, 2001 and June 30, 2000, no customer accounted for more than 10% of our revenue.

    License revenues for the three months ended June 30, 2001, decreased to approximately $29.8 million compared to $41.0 million in the three months ended June 30, 2000. The decrease in license revenues primarily resulted from a significantly longer sales cycle and a significant slowdown in technology capital spending coupled with a general economic downturn.

    Services revenues increased to approximately $71.5 million for the three months ended June 30, 2001 compared to $21.7 million for the three months ended June 30, 2000. The increase in services revenues resulted from the acquisition of AppNet, Inc. in September 2000, as well as an increase in both software maintenance and network services revenue.

    The percentage of our revenues attributable to professional services increased significantly for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This increase resulted primarily from our acquisition of AppNet, Inc., a professional services company, in September 2000. Following our acquisition of AppNet, we consolidated its operations into our Global Services division. Global Services provides services in connection with the formation of e-marketplaces powered by our solutions. The increase in the percentage of our revenues attributable to professional services resulted in a decline in our overall gross margins because services revenues carry a significantly lower gross margin than license revenues. If this percentage increases in the future, our gross margins will decline further.

Cost of Revenues

    Cost of revenues, consisting of cost of services and cost of licenses, was approximately $683.0 million in the three months ended June 30, 2001, compared to $21.3 million in the three months ended June 30, 2000.

    Cost of license fees for the three months ended June 30, 2001 was $616.4 million, compared to $1.0 million for the three months ended June 30, 2000. The increase in cost of license fees resulted primarily from the impairment of the cost of the technology agreement with Covisint. Cost of license fees consists of royalties due to third parties of approximately $2.5 million, impairment of the cost of the Covisint technology agreement of approximately $592.3 million and amortization of the cost of the Covisint technology agreement of approximately $21.5 million. Cost of license fees also includes software media and duplication and software documentation costs, although these costs have not been material to date.

    Cost of services, which primarily consists of consulting, customer support and training costs, was $66.6 million compared to $20.3 million in the three months ended June 30, 2001 and 2000, respectively. The increase in cost of services resulted primarily from an increase in personnel related expenses due to the hiring and training of consulting, support and training personnel in the United States, Europe and Asia Pacific and personnel related expenses resulting from increased headcount due to the acquisition of AppNet on September 13, 2000. As of June 30, 2001 the overall number of employees working in services was 1,529, an increase from 414 as of June 30, 2000.

Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $52.2 million and $31.2 million for the three months ended June 30, 2001 and 2000, respectively. The increase was primarily attributable to an overall increase in the number of sales and marketing personnel as well as an increase in marketing related activity. The number of employees engaged in sales and marketing as of June 30, 2001 increased to 616 from 331 as of June 30, 2000. We do not expect that sales and marketing expenses will increase substantially over the next three quarters.

Product Development Expenses

    Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $27.0 million and $20.8 million, for the three months ended June 30, 2001 and 2000, respectively. The increase in product development expenses was primarily attributable to personnel and consulting-related expenses to support development of our products. As of June 30, 2001, the overall number of employees engaged in product development increased to 632 from 391 at June 30, 2000. We do not expect product development expenses will increase over the next three quarters.

General and Administrative Expenses

    General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses were approximately $49.0 million and $5.6 million for the three months ended June 30, 2001 and 2000, respectively. The increase was primarily attributable to an increase in personnel related expenses and additional legal costs primarily associated with our portal joint ventures. As of June 30, 2001, the number of employees engaged in general and administrative functions increased to 558 from 183 as of June 30, 2000. We do not expect general and administrative expenses to increase over the next three quarters.

Purchased In-Process Research and Development

    On May 25, 2001, the Company acquired Exterprise, Inc. ("Exterprise"), a provider of platform solutions that enable the rapid development and deployment of new e-commerce applications for e-marketplaces. The acquisition was structured as a stock-for-stock exchange and has been accounted for as a purchase transaction. The transaction was intended to be tax-free to Exterprise stockholders. The purchase consideration was approximately $71.7 million consisting of 7.22 million shares of common stock with a fair value of approximately $60.7 million, approximately 258,000 options assumed with a fair value of $2.5 million, assumed liabilities of approximately $5.5 million and transaction costs of approximately $3 million.

    A total of approximately $14.2 million of the purchase consideration was allocated to identified intangible assets, including developed and core technology ($5.2 million), acquired workforce ($3.5 million), patents ($1 million), a total of approximately $2.2 million was allocated to deferred compensation and a total of approximately $55.3 million of the purchase consideration was allocated to goodwill with these amounts being amortized over periods of one to five years.

    We estimated that approximately $4.5 million of the $71.7 million purchase consideration represented purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was charged to operations in the three months ended June 30, 2001.

    Purchased in-process research and development consists of the following two products: (1) a Marketplace Sourcing application and (2) the next generation of APEx platforms. The Sourcing application will incorporate key functionality such as electronic request for quote, contract management, demand aggregation, supplier relationship management and management reporting, whereas the next generation APEx platform is being updated to increase processing speed and reliability.

    The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on managements' forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from Exterprise. The calculation of value was then adjusted to reflect only the value creation efforts of Exterprise prior to the close of the acquisition. At the time of acquisition, the Marketplace Sourcing and APEx platform products were estimated at being 60% and 25% complete, respectively. The introductions of Marketplace Sourcing and the APEx Platform technology is expected to occur in the third quarter of 2001 and during the first quarter of 2002, respectively, and both are expected to have a technological life of approximately four years. The resultant value of in-process technology was further reduced by the estimated value of core technology, which was included in capitalized developed technology.

    The discount rates selected for estimating future discounted cash flows for the core and in-process technology was 25% and 20%, respectively. In the selection of the appropriate discount rates, consideration was given to our estimated weighted average return on working capital and our estimated weighted average return on assets. These discount rates are consistent with both the Company's weighted average cost of capital and the implied transaction discount rate. The discount rate reflects both the risk factors associated with a company projecting high growth rates, the improved profitability and increased rates of return associated with intangible assets.

Stock Compensation

    Stock compensation totaled approximately $24.7 million and $4.1 million in the three months ended June 30, 2001 and 2000, respectively. $23.9 million was attributable to the increase in stock compensation in the current period related to the vesting schedule for certain options assumed in the acquisitions of Mergent, AppNet and Exterprise. Certain options granted to former employees of Mergent at exercise prices less than the deemed fair market value on the grant date and the amortization of the restricted stock expense. The deferred stock compensation is being amortized over the vesting period of the related options using a graded vesting method. The vesting period of the options range from three to four years. The expense related to the restricted stock award is being amortized over the two-year vesting period on a straight-line basis.

Restructuring costs

    During the quarter ended June 30, 2001, we announced and began to implement a restructuring plan (the "Plan") aimed at optimizing and streamlining the Company to focus on its core e-business strategy. As a result of this implementation, we incurred restructuring costs of approximately $62 million of which $3.2 million related to employee severance payments and related termination benefits were expensed directly within the period, and of which $58.8 million related to the restructuring plan. Refer to note 4 of the condensed consolidated financial statements for more detailed information regarding the Plan.

Amortization of Goodwill and Other Intangible Assets

    In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

    Under the guidance of SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be periodically assessed for any indication of impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001 the Company is required to adopt SFAS No. 142 at the beginning of the next fiscal year. During the transition period for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas any new goodwill and indefinite lived intangible assets acquired on or after July 1, 2001 will be reviewed for future impairment indicators.

    Amortization of goodwill and other intangible assets was $144.5 million for the three months ended June 30, 2001 compared to $22.5 million for the three months ended June 30, 2000. The amortization of goodwill and other intangible assets resulted from the acquisitions of Veo Systems, Inc. and CommerceBid during 1999, Mergent Systems and AppNet, Inc. during 2000, and Exterprise during May 2001.

Impairment of intangible assets and equity investments

    During the quarter ended June 30, 2001, we recorded a $1,120.5 million impairment write-down charge related to goodwill and other intangible assets acquired in the AppNet and CommerceBid acquisitions and intangible assets and investments related to the Technology Agreement. See Note 6 of the Notes to Condensed Consolidated Financial Statements for more detailed information.

RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Revenue

    Total revenues for the six months ended June 30, 2001, increased to approximately $271.5 million compared to $97.7 million in the six months ended June 30, 2000. In the six months ended June 30, 2001 and June 30, 2000, no customer accounted for more than 10% of our revenue.

    License revenues for the six months ended June 30, 2001, increased to approximately $99.2 million compared to $68.1 million in the six months ended June 30, 2000. The increase in license revenues primarily resulted from an increase in new customers who purchased and accepted the following products: MarketSite, MarketSet, Enterprise Buyer, CommerceOne.net, Auction Services, Content Services and Net Market Maker.

    Services revenues increased to approximately $172.3 million for the six months ended June 30, 2001 compared to $29.6 million for the six months ended June 30, 2000. The increase in service revenues primarily resulted from the acquisition of AppNet, Inc. in September 2000, that facilitated an increase in consulting services provided to an increased number of customer sites, as well as an increase in both software maintenance and network services revenue.

    The percentage of our revenues attributable to professional services increased significantly for six months ended June 30, 2001 compared to the six months ended June 30, 2000. This increase resulted primarily from our acquisition of AppNet, Inc. The increase in the percentage of our revenues attributable to professional services resulted in a decline in our overall gross margins because services revenues carry a significantly lower gross margin than license revenues. If this percentage increases in the future, our gross margins will decline further.

Cost of Revenues

    Cost of revenues was approximately $787.9 million in the six months ended June 30, 2001, compared to $33.2 million in the six months ended June 30, 2000.

    Cost of license fees for the six months ended June 30, 2001 was $640.3 million, compared to $2.1 million for the six months ended June 30, 2000. The increase in cost of license fees resulted primarily from the impairment of the cost of the technology agreement with Covisint. Cost of license fees consists of royalties due to third parties of approximately $4.3 million, impairment of the cost of the Covisint technology agreement of approximately $592.3 million and amortization of the cost of the technology agreement of approximately $43.7 million.

    Cost of services was $147.6 million compared to $31.1 million in the six months ended June 30, 2001 and 2000, respectively. The increase in cost of services resulted primarily from an increase in personnel related expenses due to the hiring and training of consulting, support and training personnel in the United States, Europe and Asia Pacific and personnel related expenses resulting from increased headcount due to the acquisition of AppNet in September 2000.

Sales and Marketing Expenses

    Sales and marketing expenses were approximately $111.4 million and $50.4 million for the six months ended June 30, 2001 and 2000, respectively. The increase was primarily attributable to an overall increase in the number of sales and marketing personnel as well as an increase in marketing related activity. The increase in expense was also attributable to increased commission expense, travel related expense resulting from increased sales activity and allocated overhead expenses.

Product Development Expenses

    Product development expenses were approximately $56.7 million and $34.9 million, for the six months ended June 30, 2001 and 2000, respectively. The increase in product development expenses was primarily attributable to personnel and consulting-related expenses to support development of our products. As of June 30, 2001 the overall number of employees engaged in product development increased to 632 from 391 at June 30, 2000.

General and Administrative Expenses

    General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses were approximately $73.0 million and $9.3 million for the six months ended June 30, 2001 and 2000, respectively. The increase was primarily attributable to an increase in personnel related expenses and additional legal costs primarily associated with our portal joint ventures. As of June 30, 2001, the number of employees engaged in general and administrative functions increased to 558 from 183 at June 30, 2000. We do not expect general and administrative expenses will increase over the next three quarters.

Stock Compensation

    Amortization of deferred stock compensation totaled approximately $49.1 million and $8.3 million in the six months ended June 30, 2001 and 2000, respectively. The increase in the amortization of deferred stock compensation in the current period related to the vesting schedule for certain options assumed in the acquisitions of Mergent, AppNet and Exterprise.

Restructuring costs

    During the six months ended June 30, 2001, we announced and began to implement a restructuring plan ("The Plan") aimed at optimizing and streamlining the Company to focus on its core e-business strategy. As a result of this implementation, we incurred restructuring costs of approximately $76.1 million of which $8.3 million related to employee severance payments and related termination benefits that were expensed directly within the period, and of which $67.8 million related to the restructuring plan. Refer to Note 4 of the condensed consolidated financial statements for more detailed information regarding The Plan.

Amortization of Goodwill and Other Intangible Assets

    In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".

    Under the guidance of SFAS No. 142 goodwill and indefinite lived intangible assets will no longer be amortized but will be periodically assessed for any indication of impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001 the Company is required to adopt SFAS No. 142 at the beginning of the next fiscal year. During the transition period for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas any new goodwill and indefinite lived intangible assets acquired on or after July 1, 2001 will be reviewed for future impairment indicators.

    Amortization of goodwill and other intangible assets was $287.3 million for the six months ended June 30, 2001, compared to $44.4 million for the six months ended June 30, 2000. This amortization of goodwill and other intangible assets resulted from the acquisitions of Veo Systems, Inc. and CommerceBid during 1999, Mergent Systems and AppNet, Inc. during 2000, and Exterprise during May 2001.

Impairment of intangible assets and equity investments

    During the six months ended June 30, 2001, we recorded a $1,120.5 million impairment write-down charge related to goodwill and other intangible assets acquired in the AppNet and CommerceBid acquisitions and intangible assets and investments related to the Technology Agreement. See Note 6 of the Notes to condensed consolidated financial statements for more detailed information.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically satisfied our cash requirements primarily through issuances of equity securities and lease and debt financing.

    Net cash used in operating activities totaled approximately $118.7 million for the six months ended June 30, 2001 compared to approximately $16.6 million in the six months ended June 30, 2000. Cash used in operating activities for the six months ended June 30, 2001 resulted primarily from the net loss in the first and second quarter and a decrease in accrued compensation and related expenses which was partially offset by the amortization of goodwill and other intangible assets associated with the acquisitions of VEO Systems, CommerceBid, Mergent, AppNet, amortization of the Technology Agreement, amortization of deferred stock compensation and additional amortization due to the impairment of the intangible assets obtained from the Technology Agreement, and the acquisitions of CommerceBid and AppNet. Net cash used in operating activities for the six months ended June 30, 2000 resulted primarily from the net loss in the respective quarters and a decrease in deferred revenue partially offset by the amortization of goodwill, other intangible assets and deferred compensation, and purchased in-process research and development associated with the Mergent acquisition.

    Net cash provided by investing activities totaled approximately $32.4 million for the six months ended June 30, 2001 compared to cash used in investing activities of approximately $35.9 million for the six months ended June 30, 2000. The cash provided in the current period resulted primarily from the proceeds from the sale and maturity of short term investments, and was partially offset by purchases of capital assets and short term investments. Net cash used in investing activities during the six months ended June 30, 2000, resulted from the purchase of property and equipment and the acquisition of Mergent Systems.

    Net cash provided by financing activities totaled approximately $30.4 million for the six months ended June 30, 2001 compared to approximately $205.1 million provided by financing activities in the six months ended June 30, 2000. The cash provided in the six months ended June 30, 2001 resulted primarily from proceeds from notes payable, as well as proceeds from the issuance of common stock upon the exercise of employee stock options. The cash provided in the six months ended June 30, 2000 resulted primarily from the investment made pursuant to our partnership with SAP, AG of $175 million, as well as proceeds from the issuance of common stock upon the exercise of employee stock options.

    As of June 30, 2001, our principal sources of liquidity included approximately $219.3 million of cash, cash equivalents and short-term investments.

    We believe that our available cash resources will be sufficient to finance our presently anticipated operating losses and working capital expenditure requirements for at least the next twelve months. Our future liquidity and capital requirements will depend upon numerous factors. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures will affect our capital requirements as will funding of continued net losses and substantial negative cash flows. Additionally, we may need additional capital to fund acquisitions of complementary businesses, products and technologies. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described above. If we require additional capital resources, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under the guidance of SFAS No. 142 goodwill and indefinite lived intangible assets will no longer be amortized but will be periodically assessed for any indication of impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001 we are required to adopt SFAS No. 142 at the beginning of the next fiscal year. During the transition period for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas any new goodwill and indefinite lived intangible assets acquired on or after July 1, 2001 will be reviewed for future impairment indicators.

RISK FACTORS

We have a limited operating history, a history of losses and have yet to achieve profitability.

    We incurred net losses of $344.9 million, $63.3 million and $24.6 million for the years ended December 31, 2000, 1999, and 1998, respectively. We also incurred a loss of $2,068.3 million for the quarter ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of $2,744.3 million. We will need to generate significant additional revenues to achieve and maintain profitability in the future. We cannot be certain that we will achieve sufficient revenues for profitability.

    Our revenues and operating results are difficult to forecast and may fluctuate substantially from quarter to quarter due to a number of factors, including the following:

•
a significant portion of our revenues is derived from a small number of relatively large license sales that are typically completed during the last few weeks of the quarter;

•
our sales cycle is relatively long and may have delays associated with our customers' budgeting and approval process that are difficult to predict;

•
the size of licensing transactions can vary significantly;

•
customers may unexpectedly postpone or cancel purchases of our products and services due to changes in their strategic priorities, budgetary constraints and company management, and these postponements and cancellations are difficult to predict, particularly during periods of economic uncertainty;

•
the market may not accept our new products;

•
our strategic relationships may change;

•
our pricing policies and those of our competitors may change; and

•
we have a limited operating history from which to predict our revenues and operating expenses.

    Our expense levels are based on our expectations of future revenues and are relatively fixed in the short term. As a result, if our revenues fall below our expectations, our operating results are likely to be harmed. It is likely that in one or more future quarters our revenues or operating results, or both, will be below the expectations of public market analysts and investors, and, as a result, the price of our common stock may decline.

The current downturn in general economic conditions may decrease demand for our products and services and reduce our revenues.

    Our ability to maintain and increase our revenues and achieve profitability depends significantly on the overall demand of business-to-business e-commerce solutions. The current downturn and uncertainty in general economic and market conditions have adversely affected, and may continue to adversely affect, our business. These economic and market conditions may:

•
cause our customers or e-marketplace customers to defer or cancel e-commerce projects and reduce expenditures for e-commerce solutions and related services;

•
lengthen our sales cycle;

•
increase our accounts receivable and make them more difficult to collect; and

•
increase price competition.

    A significant portion of our revenues has historically been derived from a relatively small number of large licensing transactions. Customers and potential customers are likely to defer or cancel these types of transactions if they experience a downturn in their business or if the general economic downturn and uncertainty continues. If the current economic downturn continues or worsens, our business, financial condition and results of operations could be seriously harmed.

Competition may cause us to reduce our prices resulting in lower revenues.

    Intense competition in the various markets in which we compete may pressure us to reduce the prices we charge for certain of our products and services. The aggregation of products and services for promotional purposes or as a long-term pricing strategy by some of our competitors could significantly reduce over time the prices that we can charge for our products and services. Any such price reductions and resulting lower revenues could have a material adverse effect on our business and results of operations, if we cannot offset these price reductions with a corresponding increase in sales volumes or reduction in expenses.

Our lengthy sales cycle could cause delays in generating revenues.

    The period between our initial contact with a potential customer and the purchase of our products and services is often long and may have delays associated with the lengthy budgeting and approval process of our customers. Historically, our typical sales cycle has been approximately three to six months and potentially longer in the case of larger, industry-focused exchanges. This lengthy cycle could have a negative impact on the timing of our revenues, especially our realization of any transaction-based revenues.

    We believe that a customer's decision to purchase our products and services is discretionary, involves a significant commitment of resources, and is influenced by customer budgetary cycles and general economic and market conditions. To successfully sell our products and services, we generally must educate potential customers regarding the use and benefit of our products and services, which can require significant time and resources. Many of our potential customers are large enterprises that generally make significant business decisions slowly. Any lengthening of our average sales cycle could significantly harm our business.

Our future revenues depend upon our ability to increase network services fees from our e-marketplaces.

    To date, we have derived a substantial portion of our revenues from licensing our products to customers and providing related implementation, support and maintenance services. A significant portion of these revenues has come from the recognition of one-time license fees from customers. Our business model calls for a significant portion of our revenues in the future to be derived from network services fees, which consist of revenues from transaction fees, auction services, revenue sharing and hosting. Although our network services fees have grown recently, they have not been significant to date. If additional network services fees do not materialize, either because we are unable to deploy our software or because these services are not used as extensively as anticipated, our business will suffer.

To the extent our services revenues continue to increase as a percentage of our total revenues, our gross margins will further decline.

    Because our license revenues have a higher gross margin than our services revenues, to the extent services revenues increase as a percentage of our total revenues, our overall gross margin will be reduced. As a result of our acquisition of AppNet, a provider of end-to-end Internet professional services, our services revenues have increased as a percentage of our total revenues in 2000 and in the first and second quarter of 2001. If we are not successful in increasing revenues from license fees, or we are not successful in increasing the gross margin of our services fees by increasing network services fees, particularly transaction fees, which carry higher gross margins, our overall gross margins will suffer.

Our services revenue and operating results will suffer if we are not able to maintain our prices and utilization rates for our professional services.

    The rates we are able to charge for our professional services and the utilization, or chargeability, of our professional services organization are a large component of our overall gross margin, and therefore our operating results. Accordingly, if we are not able to maintain the rates we charge for our professional services or an appropriate utilization rate for our professionals, we will not be able to sustain our gross margin and our operating results will suffer. The rates we are able to charge for our professional services are affected by a number of factors, including our customers' perceptions of our ability to add value through our professional services, competition, the introduction of new services or products by us or our competitors, the pricing policies of our competitors and general economic conditions. Our utilization rates are also affected by a number of factors, including seasonal trends, primarily as a result of our hiring cycle and holiday and summer vacations, our ability to transition employees from completed projects to new engagements, our ability to forecast demand of our professional services and thereby maintain an appropriate headcount, and our ability to manage attrition.

If our relationship with SAP terminates or is unsuccessful, our revenues and product development efforts may suffer.

    We have an agreement with SAP to jointly develop, market and sell e-commerce solutions. In addition, development of our products has grown increasingly interdependent with SAP. As a result, a significant portion of our revenue currently is, and we expect will continue to be, derived from this relationship. We cannot assure you that this relationship will continue or be beneficial to us. If the relationship is unsuccessful or terminates, our revenues may decline and our product development efforts may be hindered.

Our future success depends upon our Global Trading Web partners developing and operating successful e-marketplaces.

    Our strategies of establishing and promoting our Global Trading Web and developing and operating e-marketplaces are unproven and may not be successful. We have established strategic relationships with various companies that have licensed our products in order to create e-marketplaces. We cannot assure you that these companies will be able to implement our products and services effectively, that they will develop and launch e-marketplaces or that buyers and suppliers will participate in their e-marketplaces. These companies may encounter delays in launching their

e-marketplaces, in fully deploying these e-marketplaces and in achieving supplier participation in their e-marketplaces. Additionally, although our technology architecture is designed to support the development of trading communities that can operate with each other, these marketplaces may not in fact operate with each other. If these or any other e-marketplaces are not successful, our business, operating results and financial condition will suffer.

If suppliers do not participate in e-marketplaces, our business may be adversely affected.

    E-marketplaces will be attractive to suppliers only if a significant number of buyers are willing to purchase goods and services through the e-marketplaces. Suppliers incur costs making information relating to their goods and services available on these trading communities and thus must realize additional revenues to justify their participation in these trading communities. Suppliers may not remain in the e-marketplaces or join these communities in sufficient numbers to make the e-marketplaces successful.

The development of large, industry or geographically specific e-marketplaces or exchanges entails certain risk for us.

    Many of the e-marketplaces, particularly our mega-exchange customers, are intended to be very large and to include many of the most significant companies in the specific industry or region they address. These marketplaces include Covisint, an automotive e-marketplace; Enporion, an electric and gas industry e-marketplace, Exostar, an aerospace and defense industry e-marketplace; ForestExpress, a forest products industry e-marketplace; Pantellos, a North American utilities industry e-marketplace; Trade-Ranger, an energy and petrochemical e-marketplace and Quadrem, a metals and mining industry e-marketplace. The development of these large trading exchanges will entail significant risks for us. These risks include:

•
the diversion of a significant portion of our management, technical and sales personnel to develop these e-marketplaces;

•
difficulties reaching agreements with the founders of these e-marketplaces and other parties concerning the establishment and development of these e-marketplaces;

•
delays in the commencement of significant operations by these e-marketplaces;

•
failure by industry participants to adopt and use these e-marketplaces;

•
difficulties in the hiring and retention of skilled management for these e-marketplaces; and

•
all of the other risks of creating such e-marketplaces described elsewhere in this Risk Factors section.

    These exchanges may not be successfully established or operated. Since we help to develop these e-marketplaces in part to generate transaction and other network services fees, if these e-marketplaces are not successful we may not generate all of the expected benefits from our development efforts. If we are not able to manage the risks associated with the development of these exchanges, our business, results of operations and financial condition would suffer.

    In addition, the establishment and operation of these exchanges may raise issues under U.S. and foreign antitrust laws. To the extent that U.S. or foreign antitrust regulators take adverse action or establish rules or regulations with respect to any exchange or business-to-business e-commerce exchanges in general, the establishment and growth of such exchanges may be delayed. Our revenues may suffer as a result.

If our joint product development relationships are not successful, our business could suffer.

    We have entered into relationships with various companies to jointly develop new software products. In particular, we entered into agreements with SAP and Microsoft to jointly develop and market comprehensive software solutions for the e-marketplaces. These joint development and marketing relationships can be difficult to implement and may not succeed for various reasons, including:

•
operating differences between the companies and their respective employees;

•
difficulties in coordinating sales and marketing efforts;

•
difficulties in structuring and maintaining revenue sharing arrangements; and

•
technical obstacles to combining existing software products or developing new compatible products.

    These joint development and marketing relationships may not lead to successful new products, greater market penetration or increased revenues for us.

We depend upon continuing our relationship with third-party systems integrators who support our solutions.

    Our success depends upon the acceptance and successful integration by customers and their suppliers of our products. Our current customers and potential customers and their related suppliers often rely on third-party systems integrators such as Accenture, Cap Gemini Ernst & Young, Computer Sciences Corporation, PriceWaterhouseCoopers and others to develop, deploy and manage their Internet-based, business-to-business e-commerce platforms and solutions. We and our customers will need to continue to rely on these systems integrators even when we increase the size of our Global Services division, which competes with these systems integrators to some extent. If large systems integrators fail to continue to support our solution or commit resources to us, if any of our customers or suppliers are not able to successfully integrate our solution or if we are unable to adequately train our existing systems integration partners, our business, operating results and financial condition could suffer. In addition, we cannot control the level and quality of service provided by our current and future third-party integrators.

Our strategy of reselling through our strategic relationships may not be successful.

    We have established strategic relationships with companies that resell and distribute our products to our customers. These relationships are new and this strategy is unproven. We cannot assure you that any of these companies, or those we may enter into a relationship with in the future, will be able to resell our product solution sets to a sufficient number of customers, or that those customers will purchase our applications and more importantly, connect into e-marketplaces. Further, we may encounter disagreements from time to time with companies concerning the terms of their reseller agreements. To date, a few of our partners have been unsuccessful in reselling our products. If our current or future strategic relationships are not able to successfully resell our products, our business would suffer.

Our executive officers and certain key personnel are critical to our business and these officers and key personnel may not remain with us in the future.

    Our future success depends upon the continued service of our executive officers and other key personnel, and none of our current executive officers is bound by an employment agreement for any specific term. Any of our officers may leave our organization in the future. In particular, the services of Mark Hoffman, our Chairman and Chief Executive Officer and Dennis Jones, our Vice Chairman and President, would be difficult to replace. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition would be seriously harmed.

We may not be able to integrate acquisitions into our business effectively.

    As part of our business strategy, we have made and expect to continue to make acquisitions of businesses that offer complementary products, services and technologies such as our recent acquisitions of AppNet and Exterprise. We have limited experience acquiring businesses, and may not acquire such businesses on favorable terms or be able to integrate such organizations into our business successfully. Our acquisitions are subject to and will be accompanied by the risks commonly encountered in acquisitions of businesses, including, among other things:

•
the difficulty of integrating the operations and personnel of the acquired business into our business;

•
the difficulty of integrating service and product offerings;

•
the difficulty of integrating technology, back office, accounting and financial systems;

•
the potential disruption of our ongoing business;

•
the distraction of management from our business;

•
the inability of management to maximize our financial and strategic position; and

•
the impairment of relationships with, and difficulty of retaining, employees and customers.

    Further, our acquisitions and investments may have financial consequences such as:

•
the possibility that we pay more than the acquired business is worth;

•
potentially dilutive issuances of equity securities;

•
one-time write-offs, such as those for in-process research and development or impairment of intangibles;

•
incurrence of contingent liabilities; and

•
increased net loss resulting from the purchase method of accounting for acquisitions, pursuant to which we incur  amortization expenses related to goodwill, other intangible assets, and deferred stock compensation.

    In addition, potential companies acquired by us may not have audited financial statements, detailed financial statements or any degree of internal controls. An audit subsequent to any successful completion of an acquisition may reveal matters of significance, including issues regarding revenues, expenses, liabilities, contingent or otherwise, technology, products, services or intellectual property. We may not be successful in overcoming these or any other significant risks and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We intend to continue to expand our international operations and these efforts may not be successful in generating additional revenues.

    We have generated significant international revenues and are planning to increase our international operations and sales efforts. However, we may not be able to continue to increase international revenues and the risks of international sales and operations may harm us.

    International business involves inherent risks, and we anticipate the risks that may affect us include:

•
unexpected changes in regulatory requirements and tariffs that may be imposed on e-commerce;

•
the impact of recessions in economies outside the United States;

•
seasonal reductions in business activity;

•
difficulties in staffing and managing foreign offices as a result of, among other things, distance, language, costs and cultural differences;

•
longer payment cycles and greater difficulty in accounts receivable collection;

•
potentially harmful tax consequences, including withholding tax issues;

•
fluctuating exchange and tariff rates;

•
price controls or other restrictions on foreign currency;

•
difficulty in protecting intellectual property;

•
political instability;

•
difficulties in obtaining export and import licenses; and

•
foreign antitrust regulation.

    In addition, we have only limited experience in marketing, selling, implementing and supporting our products and services in foreign countries. These activities may be more difficult or take longer than we anticipate especially due to international problems, such as language barriers or currency exchange issues, and the fact that the Internet infrastructure in such foreign countries may be less advanced than the Internet infrastructure in the United States.

Our market may undergo rapid technological change and this change may make our products and services obsolete or cause us to incur substantial costs to adapt to these changes.

    Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements. To be successful, we must adapt to the rapidly changing market by continually improving the performance, features and reliability of our products and services or else our products and services may become obsolete. We could also incur substantial costs to modify our products, services or infrastructure in order to adapt to these changes. Our business, operating results and financial condition could be harmed if we incur significant costs without adequate results, or are unable to adapt rapidly to these changes.

Delays in shipment of new and/or enhanced products may result in delay or loss of revenue.

    Delays in the commencement of commercial shipments of new products or enhancements to existing products may result in client dissatisfaction and delay or loss of product revenues. If we are unable, for technological or other reasons, to ship new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed.

If our potential customers are not willing to switch to or adopt our e-commerce solution, our growth and revenues will be limited.

    The failure to generate a large customer base would harm our growth and revenues. This failure could occur for several reasons. Some of our business-to-business e-commerce competitors charge their customers large fees upon the execution of customer agreements. Businesses that have made substantial up-front payments to our competitors for e-commerce solutions may be reluctant to replace their current solution and adopt our solution. As a result, our efforts to create a larger customer base may be more difficult than expected even if it is deemed to offer products and services superior to those of our competitors. Further, because the business-to-business e-commerce market is new and underdeveloped, potential customers in this market may be confused or uncertain about the relative merits of each e-commerce solution or which e-commerce solution to adopt, if any. Confusion and uncertainty in the marketplace may inhibit customers from adopting our solution, which could harm our business, operating results and financial condition.

We may not be able to hire and retain sufficient sales, marketing, services and technical personnel that we need to succeed because these personnel are limited in number and in high demand.

    If we fail to hire and retain sufficient numbers of sales, marketing, services and technical personnel, our business, operating results and financial condition will be harmed. Competition for qualified sales, marketing, services and technical personnel is intense as these personnel are in limited supply, and we may not be able to hire and retain sufficient numbers of such personnel to grow our business. We need to hire skilled sales and marketing personnel to continue our sales operations and marketing efforts, both domestically and internationally, in order to increase market awareness and sales of our products and the related services that we offer ourselves and jointly with SAP. We will also need to increase our technical and services staff to support the growth of our business and our increasing commitments to other parties. In particular, we will need to hire a significant number of technical personnel with various skill sets to establish and operate the large industry specific exchanges. In addition, the market price of our common stock has fluctuated substantially since its initial public offering in July 1999. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive and current employees whose options are no longer attractively priced may choose not to remain with our organization. In that case, our ability to attract and retain employees will be adversely affected.

Our industry is highly competitive and has low barriers to entry, and we cannot assure you that we will be able to compete effectively.

    The market for business-to-business e-commerce solutions is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. There are relatively low barriers to entry in the e-commerce market, and competition from other established and emerging companies may develop in the future. In addition, our customers and partners may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could harm our business, operating results or financial condition. Our competitors include Ariba, Freemarkets, i2, Oracle, PeopleSoft and VerticalNet. Certain of these competitors jointly offer business-to-business e-commerce solutions to potential customers. These joint efforts could intensify the competitive pressure in our market. Many of our competitors, and new potential competitors may have, a longer operating history, more experience developing Internet-based software and end-to-end purchasing solutions, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than we have. In addition, competitors may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services. The business-to-business e-commerce solutions offered by competitors may be perceived by buyers and suppliers as superior to ours. Some of the companies with whom we have strategic relationships, such as SAP and Microsoft, could become our competitors in the future.

    Our Global Services division, whose business is largely the former business of AppNet, faces intense and growing competition in the professional services market. Its competitors include e-business professional services providers, large information technology consulting services providers, e-commerce software and services providers, and Internet access and services providers. Some of its competitors have longer operating histories and client relationships, greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than it has. Global Services' competitors may also be able to respond more quickly to technological developments and changes in clients' needs. In addition, there are relatively low barriers to entry into its business. Global Services does not own any technologies that preclude or inhibit competitors from entering its markets. Its competitors may independently develop and patent or copyright technologies that are superior or substantially similar to its technologies.

We have experienced significant growth in recent periods and failure to manage this growth could strain our management and other resources.

    Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We recently increased the scope of our operations. At June 30, 2001, we had a total of 3,335 employees, and at June 30, 2000 and December 31, 2000, we had a total of 1,356 and 3,735 employees respectively. To manage this growth, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage these expanded operations. We may not be able to do this effectively. Further, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. We may not be able to manage future expansion successfully and our inability to do so would harm our business, operating results and financial condition.

If we release products containing defects, we may need to halt further shipments until we fix the defects, and our business and reputation may be harmed.

    Products as complex as ours often contain unknown and undetected errors or performance problems. Many defects are frequently found during the period immediately following introduction and initial shipment of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before shipment to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation. In the past, defects in our products have delayed their shipments after those products have been commercially introduced. While these delays have not been material to date, undetected errors or performance problems in our existing or future products may be discovered in the future and known errors currently considered minor may in the future be considered serious by our customers. Any delays in releasing new products, due to defects and the need for further enhancements or otherwise, could adversely affect our revenues.

Product liability claims may be harmful to our reputation and business.

    We may be subject to product liability claims even though our license agreements typically seek to limit our exposure to such claims because the contract provisions of our license agreements may not be sufficient to preclude all potential claims. Additionally, our general liability insurance may be inadequate to protect us from all liabilities that we may face. Product liability claims could require us to spend significant time and money litigating these claims or where necessary to pay significant damages. As a result, any claim, whether successful or not, could harm our reputation, operating results, financial condition and ultimately our business.

We may have potential liability to clients who are dissatisfied with our professional services.

    We design, develop, implement and manage e-commerce solutions that are crucial to the operation of their clients' businesses. Defects in the solutions they develop could result in delayed or lost revenues, adverse customer reaction and negative publicity or require expensive corrections, any of which could have a material adverse effect on our business, financial condition or results of operations.

Clients who are not satisfied with these services could bring claims against us for substantial damages. Any claims asserted could exceed the level of our insurance. There can be no assurance that the insurance we carry will continue to be available on economically reasonable terms, or at all. The successful assertion of one or more large claims that are uninsured, exceed insurance coverage or result in changes to insurance policies, including premium increases, could have a material adverse effect on our business, financial condition or results of operations.

If third parties claim that we infringe upon their intellectual property, our ability to use certain technologies and products could be limited and we may incur significant costs to resolve these claims.

    Litigation regarding intellectual property rights is common in the Internet and software industries. We expect third-party infringement claims involving Internet technologies and software products and services to increase. If an infringement claim is filed against us, we may be prevented from using certain technologies and may incur significant costs to resolve the claim.

    We have in the past received letters alleging that we are infringing the intellectual property rights of others and we may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our existing products without incurring liability to third parties, our products and services may be found to infringe on the intellectual property rights of third parties.

    In addition, we have agreed, and may agree in the future, to indemnify customers against claims that our products infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We or our customers may not be able to obtain necessary licenses from third parties at a reasonable cost or at all.

Failure to protect intellectual property rights or maintain rights to use licensed intellectual property could have adverse effects.

    In connection with its e-business professional services, our Global Services division develops intellectual property for its clients. Global Services frequently assigns ownership of such intellectual property to the client and retains only a license for limited uses. Issues relating to ownership of and rights to use such intellectual property can be complicated. Global Services may become involved in disputes that affect its ability to resell or reuse this intellectual property. In addition, many projects involve the use of material that is confidential or proprietary client information. The assertion of one or more claims against Global Services by its clients or other third parties could harm our reputation, cause us to incur significant liability and incur expenses in defending against such claim.

Because the protection of our proprietary technology is limited, our proprietary technology could be used by others.

    Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have two issued patents to date. We may not be able to protect our intellectual property rights adequately in the United States or abroad. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition.

Additional government regulations may increase our costs of doing business.

    The laws governing Internet transactions remain largely unsettled. The adoption or modification of laws or regulations relating to the Internet could harm our business, operating results and financial condition by increasing our costs and administrative burdens. It may take years to determine whether and how existing laws such as those governing antitrust, intellectual property, privacy, libel, consumer protection and taxation apply to the Internet.

    Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. We must comply with new regulations in both Europe and the United States, as well as any other regulations adopted by other countries where we may do business. The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, as well as new laws governing the taxation of Internet commerce. Compliance with any newly adopted laws may prove difficult and may harm our business, operating results and financial condition.

Security risks of e-commerce may deter future use of our products and services.

    A fundamental requirement to conduct business-to-business e-commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of e-marketplaces, or well publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may not be sufficient to prevent a compromise or breach of the algorithms we use to protect content and transactions on e-marketplaces or proprietary information in our databases. In addition to our own security systems and our Global Services division relies on encryption and authentication technology licenses from third parties. Unauthorized access, computer viruses, or the accidental or intentional acts of Internet users, current and former employees or others could jeopardize the security of confidential information and create delays or interruptions in our services or operations, including our Global Services e-business outsourcing centers. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. In addition, such disruptions or breaches in security could result in liability and in the loss of existing clients or the deterrence of potential clients. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information.

We may not have adequate back-up systems, and a disaster could damage our operations.

    We do not have a disaster recovery plan and do not have fully redundant systems for service at an alternate site. A disaster could severely harm our business because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems in our principal facilities in Pleasanton and Cupertino, California, which exist on or near known earthquake fault zones. We also depend upon third parties to host most of their e-marketplaces and some of these third parties are also located in the same earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events.

    In addition, our facilities in California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. Although we do have a backup generator, which we would be able to utilize to maintain critical functionalities, this generator could fail. Furthermore, in the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In connection with the shortage of available power, prices for electricity have risen dramatically, and will likely continue to increase for the foreseeable future. Such price changes will increase our operating costs, which could in turn hurt our profitability.

    In the event our Global Services division's hardware malfunctions and its back-up systems fail, it may not be able to maintain its standard of service to its customers. If Global Services is unable to provide e-business outsourcing services at either of its e-business outsourcing centers, it would materially adversely impact its ability to continue to provide or generate revenue from the type of e-business outsourcing services processed through that center.

Failure to expand Internet infrastructure could limit our future growth.

     The recent growth in global Internet traffic has caused frequent periods of decreased performance, and if Internet usage continues to grow rapidly, its United States and international infrastructure may not be able to support these demands and its performance and reliability may decline. If outages or delays on the Internet occur frequently or increase in frequency, overall Internet usage, including usage of our products and services, could grow more slowly or decline. Our ability to increase the speed and scope of our services to customers is ultimately limited by and depends upon the speed and reliability of both the Internet and our customers' internal networks. Consequently, the emergence and growth of the market for our services depends upon improvements being made to the entire Internet as well as to our individual customers' networking infrastructures to alleviate overloading and congestion. If these improvements are not made, the ability of our customers to utilize our solution will be hindered, and our business, operating results and financial condition may suffer.

Continued adoption of the Internet as a method of conducting business is necessary for our future growth.

    The market for e-commerce products is relatively new and is evolving rapidly. Our future revenues and any future profits depend upon the widespread acceptance and use of the Internet as an effective medium of business-to-business commerce, particularly as a medium to perform procurement and fulfillment functions. The acceptance and use of the Internet for business-to-business commerce could be limited by a number of factors, such as the growth and use of the Internet in general, the relative ease of conducting business on the Internet, the efficiencies and improvements that conducting commerce on the Internet provides, concerns about transaction security and taxation of transactions on the Internet. The failure of the Internet to continue to develop as a commercial or business medium for significant numbers of buyers and suppliers to conduct business-to-business commerce on the Internet would harm our business, operating results and financial condition.

We may lose money in other companies we have invested in.

    We make investments in numerous technology companies usually in connection with license contracts and arrangements. In particular, we have invested in various privately held companies, many of which are still in the start-up or development stage. These investments are inherently risky because the markets for technologies or products they have under development are typically in the early stages and may never develop. We have incurred losses related to our investments in these companies. Due to the recent economic and market downturn, particularly in the United States, and difficulties that may be faced by some of these companies, our investment portfolio could be further impaired.

Provisions of our charter documents and Delaware law could make it more difficult for a third party to acquire us.

    Our certificate of incorporation and bylaws contain provisions, which could make it harder for a third party to acquire us without the consent of our Board of Directors. Among other things, our Board of Directors has adopted a shareholder rights plan, or "poison pill," which would significantly dilute the ownership of a hostile acquirer. In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the Board of Directors. We also have entered into agreements with some of our strategic investors that, to an extent, limit their ability to attempt to acquire us without board approval. All of these provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

In connection with the Covisint agreements, we may not obtain the expected benefits of the reorganization into a holding company structure and we may incur substantial costs.

    In connection with the formation of Covisint, we agreed to reorganize into a holding company structure, and on July 11, 2001, the stockholders approved the reorganization. Although we expect to obtain benefits from the reorganization in the form of facilitating the transactions with Covisint, obtaining greater flexibility and efficiency in new ventures and financing and insulation from liabilities, we may not obtain some or all of the benefits of the reorganization into a holding company. In addition, if market conditions or other circumstances prevent us from expanding and developing our business, we will incur the costs of the holding company structure without realizing the possible benefits. The holding company structure also may not be successful in insulating the liabilities of our subsidiaries from each other or from the parent company, particularly if we do not observe corporate formalities or adequately capitalize our subsidiaries. In addition, the proposed reorganization into a holding company structure will result in costs to us and may distract our management and employees from our business.

Changes in accounting standards and in the way we charge for licenses could affect our future operating results.

    In October 1997, the American Institute of Certified Public Accountants issued its Statement of Position 97-2, "Software Revenue Recognition," and later amended its position by its Statement of Position 98-4 and Statement of Position 98-9. Based on our interpretation of the AICPA's position, we believe our current revenue recognition policies and practices are consistent with Statement of Position 97-2, Statement of Position 98-4 and Statement of Position 98-9. However, interpretations of these standards continue to be issued by the accounting standard setters. Future interpretations could lead to unanticipated changes in our current revenue recognition practices, which could materially adversely affect our business, financial condition and operating results.

    Accounting standard setters, including the SEC and the Financial Accounting Standards Board, are also currently reviewing the accounting standards related to other areas. Any changes to these accounting standards or the way these standards are interpreted or applied could require us to change the way we account for any other aspects of our business, in a manner that could adversely affect our reported financial results.

    In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under the guidance of SFAS No. 142 goodwill and indefinite lived intangible assets will no longer be amortized but will be periodically assessed for any indication of impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001 we are required to adopt SFAS No. 142 at the beginning of the next fiscal year. During the transition period for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas any new goodwill and indefinite lived intangible assets acquired on or after July 1, 2001 will be reviewed for future impairment indicators. Once the new rules take effect, we could incur losses in any particular quarter due to the impairment of goodwill.

If we cannot meet our future capital requirements, we may not be able to fund our continued operations.

    We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that such resources will be sufficient for working capital and capital expenditure requirements for this period. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities that may be available to us, develop new products or services, fund our continued operations, or otherwise respond to competitive pressures. We cannot assure you that any additional financing we may need will be available on terms favorable to us, if at all.

INTEREST RATE RISK

    As of June 30, 2001, we had cash, highly liquid investments and short-term investments of approximately $219.3 million, compared to $244.8 million as of June 30, 2000. These investments may be subject to interest rate risk and will decrease in value if market interest rates decrease. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at June 30, 2001 would cause the fair market value of our cash and cash equivalents to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

FOREIGN CURRENCY EXCHANGE RATE RISK

    Substantially all of our revenues recognized to date have been denominated in U.S. dollars, a significant portion of which has been realized outside of the United States. To the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future.

EQUITY PRICE RISK

    We do not own any material equity investments. Therefore, we believe we are not currently exposed to any direct equity price risk.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In Re Commerce One, Inc. Securities Litigation

    On June 19, 2001, a putative securities class action, captioned Cameron v. Commerce One, Inc., et al., Civil Action No. 01-CV-5575, was filed against the Company, several company officers and directors (the "individual defendants"), and three underwriters in the Company's initial public offering ("IPO"), in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 ("Securities Act") against all defendants, a violation of Section 15 of the Securities Act and Section 20(a) of the Securities Exchange Act of 1934 ("Exchange Act") against the individual defendants, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001 (the "class period").

    On July 6, 2001, a similar complaint, captioned Market Street Securities v. Commerce One, Inc., Civil Action No. 1-01-CV-6138, was filed against the Company, the individual defendants, and several of the IPO underwriters in the Southern District of New York. The complaint is substantially identical to the Cameron complaint, except in that it alleges violations of Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) against all defendants, including the Company and the individual defendants and the class period ends December 6, 2001.

    There have been additional lawsuits filed containing allegations substantially identical to those in the Cameron and Market Street Securities complaints. The Company anticipates that additional related substantially-identical lawsuits may be brought, and further anticipates that all such lawsuits will eventually be coordinated or consolidated with one another. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 130 other companies. To date, there have been no significant developments in the litigation. The Company believes it has meritorious defenses to these securities lawsuits and will defend itself vigorously.

Other Litigation

    The Company is involved in disputes and litigation in the normal course of business. The Company does not believe that the outcome of any of these disputes or litigation will have a material effect on the Company's financial condition or results of operations. However, an unfavorable outcome of some or all of these matters could have a material effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On June 28, 2001, Commerce One, Commerce One Operations and SAP Aktiengesellschaft entered into a stock purchase agreement (and related agreements) providing for Commerce One's sale of up to $225 million worth of its common stock to SAP AG. Upon the closing of the transaction on August 6, 2001, we issued 47,484,767 shares of our common stock to SAP AG in exchange for approximately $225 million cash. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because of the limited number of investors, the sophistication and accreditation of the investor, and the manner in which the transaction was conducted.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    a)  The Annual Meeting of Commerce One Operations, Inc. (formerly known as Commerce One, Inc.) was held on June 12, 2001.

    b)  Election of Directors:

       (i) The following nominees were elected to hold office as Class II directors of Commerce One, Inc, until 2004:

Nominee	Vote For	Votes Withheld	Abstentions
David H.J Furniss	122,454,664	11,743,125	0
Kenneth C. Gardner	133,448,056	749,733	0
William J. Harding	133,451,222	746,567	0
Noriyoshi Osumi	133,207,438	990,351	0

      (ii) Incumbent Class I directors whose term expires in 2003 are as follows:

    Robert M. Kimmitt
    Dennis H. Jones
    Larry W. Sonsini

      (iii) Incumbent Class III directors whose term expires in 2002 are as follows:

    Mark B. Hoffman
    John V. Balen
    William B. Elmore
    Jeffrey T. Webber

    (c) The following additional matters were voted upon at the meeting:

       (i) The ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2001.

Votes For	133,951,520
Votes Against	152,208
Abstentions	94,061

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

10.22†	Strategic Alliance Agreement Amendment No. 2, dated April 10, 2001 by and between Commerce One Operations, Inc., SAP AG and SAP Markets, Inc.
10.23†	Strategic Alliance Agreement Amendment 3, dated June 29, 2001 by and between Commerce One Operations, Inc., SAP AG and SAP Markets, Inc.

†
The registrant is seeking confidential treatment of certain portions of these exhibits from the Commission. The omitted portions have been separately filed with the Commission.

    (b) Reports on Form 8-K

    During the quarter ended June 30, 2001, we filed the following reports on Form 8-K.

Form	Filing Date	Event Reported
8-K	4/20/2001	A report on Form 8-K (item 5) filed by Commerce One Operations, Inc. (formerly Commerce One, Inc.) which contained a press release announcing financial results for the quarter ended March 31, 2001 and that the Board of Directors of Commerce One, Inc. approved the adoption of a Preferred Stock Rights Agreement.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ONE, INC. (Registrant)
Dated: August 14, 2001	By:	/s/ PETER F. PERVERE Peter F. Pervere Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 14, 2001	By:	/s/ MARK B. HOFFMAN Mark B. Hoffman Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

QuickLinks

COMMERCE ONE, INC. TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Commerce One Operations, Inc. (formerly, Commerce One, Inc.) Condensed Consolidated Balance Sheets (In thousands, except share data)
Commerce One Operations, Inc. (formerly, Commerce One, Inc.) Condensed Consolidated Statements of Operations (unaudited) (In thousands, except per share data)
Commerce One Operations, Inc. (formerly, Commerce One, Inc.) Condensed Consolidated Statement of Cash Flows (unaudited) (In thousands)
Commerce One Operations, Inc. (formerly Commerce One, Inc.) Notes to Condensed Consolidated Financial Statements
Commerce One, Inc. (formerly, New Commerce One Holding, Inc.) Condensed Consolidated Balance Sheets (unaudited)
Commerce One, Inc. (formerly, New Commerce One Holding, Inc.) Condensed Consolidated Statements of Operations (unaudited)
Commerce One, Inc. (formerly, New Commerce One Holding, Inc.) Condensed Consolidated Statement of Cash Flows (unaudited)
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES