Form 10-Q
period 2001-09-30
COMMERCE ONE INC / DE/
filed 2001-11-14
CIK 1131806

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-1131806

COMMERCE ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3392885
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4440 Rosewood Drive
Pleasanton, CA 94588
(Address of principal executive offices including zip code)

(925) 520-6000
(Registrant's telephone number, including area code)

(former name or former address, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 6, 2001, there were 285,348,947 shares of the registrant's Common Stock outstanding.

COMMERCE ONE, INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Commerce One, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$235,180	$215,189
Short term investments	112,805	126,251
Accounts receivable, net	95,048	154,858
Prepaid expenses and other current assets	11,408	16,470

Total current assets	454,441	512,768
Property and equipment, net	98,937	95,143
Goodwill and other intangible assets, net	437,848	2,416,230
Investments and other assets	9,544	46,414

Total assets	$1,000,770	$3,070,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,080	$26,408
Accrued compensation and related expenses	23,700	44,825
Deferred revenue	76,104	112,308
Other current liabilities	81,685	83,264

Total current liabilities	214,569	266,805
Notes payable	19,077	4,339
Commitments and contingent liabilities
Stockholders' equity: Preferred Stock $0.0001 par value, 50,000,000 shares authorized Common Stock $0.0001 par value, 950,000,000 shares authorized; 284,976,976 and 194,904,108 issued and outstanding at September 30, 2001 and December 31, 2000, respectively.	3,724,343	3,401,487
Deferred stock compensation	(92,633)	(153,630)
Note receivable from stockholder	(129)	(129)
Accumulated other comprehensive loss	(1,142)	(814)
Accumulated deficit	(2,863,315)	(447,503)

Total stockholders' equity	767,124	2,799,411

Total liabilities and stockholders' equity	$1,000,770	$3,070,555

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
License fees	$16,679	$65,863	$115,878	$133,937
Services	64,407	46,821	236,732	76,460

Total revenues (1)	81,086	112,684	352,610	210,397

Costs and expenses:
License fees (2)	10,014	1,887	650,341	3,959
Services	50,831	37,613	198,400	68,756
Sales and marketing	37,020	49,970	148,398	100,404
Product development	28,783	26,693	85,525	61,616
General and administrative	24,577	11,239	97,577	20,553
Purchased in-process research and development	—	—	4,548	5,142
Stock compensation	25,520	4,496	74,585	12,822
Restructuring costs	—	—	76,147	—
Amortization of goodwill and other intangible assets	23,612	43,282	310,901	87,686
Impairment of intangible assets and investments	—	—	1,120,464	—

Total costs and expenses	200,357	175,180	2,766,886	360,938

Loss from operations	(119,271)	(62,496)	(2,414,276)	(150,541)
Interest income, net	2,251	2,772	5,464	5,495

Net loss before income taxes	(117,020)	(59,724)	(2,408,812)	(145,046)
Provision for income taxes	2,000	922	7,000	2,392

Net loss	$(119,020)	$(60,646)	$(2,415,812)	$(147,438)

Basic and diluted net loss per share	$(0.45)	$(0.37)	$(10.11)	$(0.94)

Shares used in calculation of basic and diluted net loss per share	263,905	165,537	239,068	157,401

(1)
Includes related party revenues earned from transactions with SAP AG of $12,810 for the three months ended September 30, 2001.

(2)
Includes charges of $5,763 and $641,776 for the impairment and amortization of the Technology Agreement for the three and nine months ended September 30, 2001, respectively.

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Operating activities:
Net loss	$(2,415,812)	$(147,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,890	7,716
Purchased in-process research and development	4,548	5,142
Amortization of Technology Agreement	49,433	—
Amortization of deferred stock compensation	74,585	12,882
Amortization of goodwill and other intangible assets	310,893	87,686
Impairment of other intangible assets	1,098,869	—
Impairment of Technology Agreement	592,334	—
Impairment of Covisint equity investment	21,595	—
Loss on investments	3,169	—
Change in operating assets and liabilities:
Accounts receivable, net	59,916	(63,631)
Prepaid expenses and other current assets	6,688	(10,431)
Accounts payable	4,232	20,671
Accrued compensation and related expenses	(21,650)	37,129
Other current liabilities	1,371	6,656
Deferred revenue	(36,062)	54,090

Net cash provided by (used in) operating activities	(212,001)	10,442

Investing activities:
Purchase of property and equipment	(36,191)	(56,998)
Proceeds from the sale of property and equipment	544	—
Purchase of short term investments	(136,197)	(43,472)
Proceeds from the maturity of short term investments	149,495	69,334
Additional costs of Technology Agreement, net	(3,601)	—
Business combinations, net of cash acquired	(928)	(6,605)
Other investments	4,929	(8,536)

Net cash used in investing activities	(21,949)	(46,277)

Financing activities:
Proceeds from issuance of common stock, net	236,676	292,645
Payments on notes payable and capital lease obligations	(1,769)	(513)
Proceeds from notes payable	19,000	—

Net cash provided by financing activities	253,907	292,132

Effect of foreign currency translation on cash and cash equivalents	34	(2)

Net increase in cash	19,991	256,295
Cash at beginning of period	215,189	51,792

Cash at end of period	$235,180	$308,087

Supplemental disclosures:
Interest paid	$332	$126
Non-cash investing and financing activities:
Deferred stock compensation	$11,407	$—
Deferred stock compensation related to stock option grants and options assumed in business combinations	$2,181	$12,821
Issuance of preferred stock, common stock and assumption of stock options in connection with business combinations	$61,131	$1,789,289
Issuance of common stock related to contingent consideration in connection with business combinations	$6,686	$—
Issuance of common stock related to notes payable and accrued interest	$4,775	$—

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.
Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Commerce One, Inc. ("Commerce One" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001.

    The Company has one business segment, which provides business-to-business electronic commerce solutions that use the Internet to link buyers and sellers of business goods and services into real-time trading communities.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

    The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net loss	$(119,020)	$(60,646)	$(2,415,812)	$(147,438)

Weighted average shares of common stock outstanding	266,039	167,089	240,716	159,219
Less: Weighted average shares subject to repurchase and forfeiture	(2,134)	(1,552)	(1,648)	(1,818)

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	263,905	165,537	239,068	157,401

Basic and diluted net loss per share	$(0.45)	$(0.37)	$(10.11)	$(0.94)

3. COMPREHENSIVE INCOME (LOSS)

    Financial Accounting Standards Board (SFAS) No. 130, "Reporting Comprehensive Income," established standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income." "Other Comprehensive Income" refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and nine months ended September 30, 2001 and 2000 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net loss	$(119,020)	$(60,646)	$(2,415,812)	$(147,438)
Unrealized gain (loss) on investments	(285)	(431)	(365)	(661)
Foreign currency translation adjustment	(197)	82	37	288

Comprehensive loss	$(119,502)	$(60,995)	$(2,416,140)	$(147,811)

4. RESTRUCTURING COSTS

    On June 29, 2001, the Company began to implement a restructuring plan (the "Plan") aimed at optimizing and streamlining the Company to focus on its core e-business strategy. The Plan was formally announced on July 19, 2001. The Company's goal is to significantly reduce its annual operating expenses by realigning the Company's resources around its core product initiatives. The estimated restructuring charges under the Plan are approximately $76.1 million. The Plan includes the costs associated with the termination of approximately 600 employees to cover costs such as severance pay, outplacement services and benefit continuation and also the termination of certain office leases, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by employees terminated.

    The following table summarizes the activity related to the restructuring liability for the nine months ended September 30, 2001, (in thousands):

	Amounts Charged to Restructuring costs	Amounts Paid or Written-off	Accrued Restructuring costs at September 30, 2001
Lease cancellations and commitments	$42,678	$(9,213)	$33,465
Termination payments to employees and other related costs	20,936	(12,094)	8,842
Write-off on disposal of assets and other	12,533	(6,269)	6,264

	$76,147	$(27,576)	$48,571

    The remaining accrued restructuring costs relate primarily to lease payments contractually required of the Company on certain facilities, net of any estimated sub-lease amounts, and separation payments and termination benefits in connection with the termination of approximately 600 employees mainly within the Global Services organization, sales and certain general administrative functions. The leases expire at various dates through 2010, and it is anticipated that most of the remaining employee termination benefits will be paid during the fourth quarter of 2001. The Company anticipates that the other accrued restructuring costs will also be paid during the fourth quarter of 2001.

5. INVESTMENTS

    The Company has made several strategic investments in privately held companies and two publicly traded companies. The Company owns less than a 5% interest in each of these companies and does not have a significant influence over these companies. Investments in publicly traded companies are carried at fair value, based on quoted market prices, with unrealized gains and losses recorded in equity. Investments in private companies are recorded at cost. These investments are periodically evaluated for declines in value which are considered other than temporary. During the quarter ended September 30, 2001, the Company recorded investment losses of approximately $0.6 million of which $0.5 million related to private investments and $0.1 million related to public investments. For the nine months ended September 30, 2001, the Company recorded investment losses of approximately $24.8 million of which $24.3 million related to private investments, including the Covisint equity investment, and $0.5 million related to public investments.

6. IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," the Company periodically assesses the carrying value of its long-lived assets including property, plant and equipment, goodwill, the Technology Agreement with Covisint and other identified intangible assets for impairment. An impairment assessment is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the three months ended June 30, 2001, the Company identified impairment indicators of its long-lived assets. The impairment indicators included, but were not limited to, the Company's stockholders' equity as compared to market capitalization, significant negative industry and economic trends, a significant decline in the Company's stock price for a sustained period and significant underperformance relative to historical and projected future operating results. This assessment resulted in a write-down during the three months ended June 30, 2001 of $1,098.9 million to record the amount by which the carrying amounts of the goodwill and other intangible assets related to AppNet and Commercebid exceeded their respective fair values. Further, an impairment write-down of $592.3 million was recorded in relation to the Technology Agreement with Covisint and this amount was charged to Cost of License fees in the three months ended June 30, 2001.

    The Company again performed an impairment analysis based on undiscounted cash flows to determine whether any further impairment existed with regard to the carrying value of its long-lived assets as at September 30, 2001. Impairment does not exist if the sum of the expected undiscounted cash flows attributable to the assets is greater than the book value of the long-lived assets. The Company concluded that, based on the results of these tests, the carrying values of goodwill and other identified intangible assets were still recoverable and therefore had not suffered any further impairment as at September 30, 2001.

7. SAP AG INVESTMENT IN COMMERCE ONE AND STRATEGIC RELATIONSHIP

    On June 28, 2001, Commerce One and SAP Aktiengesellschaft ("SAP AG") entered into a stock purchase agreement and related agreements that resulted in Commerce One's issuance of 47,484,767 shares of its common stock to SAP AG at a purchase price of $4.75 per share, for a total purchase price of approximately $225 million. The transaction was completed on August 6, 2001. Following this transaction SAP AG owned a total of 52,544,313 shares of Commerce One common stock acquired by direct investment in Commerce One, Inc.

8. COMMITMENTS AND CONTINGENT LIABILITIES

    On June 19, 2001, a putative securities class action, captioned Cameron v. Commerce One, Inc., et al., Civil Action No. 01-CV-5575, was filed against the Company, several company officers and directors

(the "Individual Defendants"), and three underwriters in the Company's initial public offering ("IPO"), in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 ("Securities Act") against all defendants, a violation of Section 15 of the Securities Act and Section 20(a) of the Securities Exchange Act of 1934 ("Exchange Act") against the Individual Defendants, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001.

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

    Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 200 other companies. The lawsuits against Commerce One has been coordinated for pretrial purposes with these other related lawsuits and have been assigned the collective caption In re Initial Public Offering Securities Litigation. The coordinated pretrial proceedings are presently being overseen by Judge Shira A. Scheindlin. As of November 8, 2001 no schedule has been established regarding the lawsuits against Commerce One. We anticipate that all lawsuits against the Company specifically will eventually be formally coordinated or consolidated with one another. We believe that we have meritorious defenses to these securities lawsuits and will defend ourselves vigorously.

    From time to time the Company is involved in other disputes and litigation in the normal course of business.

    The Company does not believe that the outcome of any of these disputes or litigation will have a material effect on the Company's financial condition or results of operations. However, an unfavorable outcome of some or all of these matters could have a material effect on the Company's financial position or results of operations.

9. REORGANIZATION INTO HOLDING COMPANY STRUCTURE

    On July 11, 2001 we completed our reorganization into a holding company structure. As part of the reorganization, the stockholders of the "old" Commerce One (now our wholly-owned subsidiary Commerce One Operations, Inc.) became stockholders of the "new" Commerce One. Commerce One continues to trade on the Nasdaq Stock Market under the symbol "CMRC." The financial results reported in this Form 10-Q include, as applicable, the financial results of Commerce One after the reorganization and the historical financial results of Commerce One Operations prior to the reorganization.

10. SUBSEQUENT EVENTS

Corporate Restructuring

    On October 15, 2001, the Company announced further staff reductions, totaling approximately 1,300 employees, to be completed within the fourth quarter of 2001. The reductions will be achieved in part through a reduction in force, attrition and the planned divestiture of a number of professional service operations that are not directly related to the Company's core product offering. The reductions will primarily be made from the Company's professional services, marketing, sales and administrative staff. The Company expects to incur a charge to operations in the fourth quarter of 2001 related to this further corporate restructuring.

Stock Option Exchange Program

    On March 5, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date. The elections to cancel options were effective on April 6, 2001. The exchange resulted in the voluntary cancellation by 2,307 employees of options to purchase 24,585,051 shares of common stock with exercise prices ranging from $1.00 to $104.44 per share in exchange for the same number of replacement options. The replacement options were granted on October 8, 2001 and have the same terms and conditions as each optionee's cancelled options, including the vesting schedule and expiration date of the cancelled options. The replacement options were granted at an exercise price of $2.81 per share of common stock on October 8, 2001. Employees were eligible to participate in the program, although outside Board members and consultants were ineligible. The Company did not incur any compensation charge in connection with the program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. These forward- looking statements include, but are not limited to, statements concerning the leadership of Commerce One as a provider of e-commerce solutions, the expected growth of our business and related matters, the necessity of investing in product development for future success, the expectation that product development expenses will increase in future periods whereas sales, marketing and administrative expenses will not, the quarterly charges we expect to incur from amortizing goodwill and other intangible assets as a result of our acquisitions and in the event of future acquisitions, management's belief that our available cash resources will be sufficient to finance our operations for at least the next twelve months, the outcome of certain litigation and the effect of interest rate, foreign currency exchange rate and equity price fluctuations. The words "believe," "expect," "intend," "plan," "project," "will" and similar phrases as they relate to Commerce One also identify forward-looking statements. Such statements reflect the current views and assumptions of Commerce One and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-Q, including those under the heading "Risk Factors."

OVERVIEW

Background

    Commerce One, Inc. is a leading provider of business-to-business electronic commerce solutions that link buyers and suppliers of goods and services into trading communities over the Internet.

Source of Revenues

    We generate revenues from multiple sources. License fees are generated from licensing our products to end-user organizations, third-party product distributors and resellers and from royalties generated from our strategic alliance with SAP AG. Services revenues are generated from professional consulting, product maintenance, application hosting, transaction and subscription fees, revenue sharing arrangements with partners, and other related services. Revenues from transactions and subscription fees have not been a significant portion of total services revenues to date. However, we believe that our revenue growth in the future will depend in part upon increasing revenues from these sources. Royalty payments received from SAP have constituted a substantial portion of our revenues in this quarter and SAP has been instrumental in assisting us with selling our jointly developed products to its customer base. In addition, we recently downsized our Global Services division through reductions in force and divestitures and although in recent quarters, our services revenues have been a substantial portion of our overall revenues, we expect a substantial decrease in service revenues over the next few quarters as a result of the restructuring.

Revenue Recognition

    Revenues from license agreements for our software products are recognized upon delivery of the software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable. If an acceptance period is required, license revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We generally recognize only our portion of revenues under revenue sharing arrangements for the license to customers of software developed jointly with strategic partners. When software is licensed through indirect sales channels, license fees are recognized as revenue when the software is sold by the reseller to an end user customer and the criteria described above have been met.

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

RECENT EVENTS

Corporate Restructuring

    On October 15, 2001, we announced further staff reductions, totaling approximately 1,300 employees, to be completed within the fourth quarter of 2001. The reductions will be achieved in part through a reduction in force, attrition and the planned divestiture of a number of professional service operations that are not directly related to our core product offering. The reductions will primarily be made from our professional services, marketing, sales and administrative staff. We expect to incur a charge to operations in the fourth quarter of 2001 related to this further corporate restructuring. Furthermore, as a result of the restructuring and the related reduction in force and divestitures of our Global Services division, we expect our services revenues will decrease significantly over the next several quarters.

Reorganization into Holding Company Structure

    On July 11, 2001 we completed our reorganization into a holding company structure. As part of the reorganization, the stockholders of the "old" Commerce One (now our wholly-owned subsidiary Commerce One Operations, Inc.) became stockholders of the "new" Commerce One. Commerce One continues to trade on the Nasdaq Stock Market under the symbol "CMRC." The financial results reported in this Form 10-Q include, as applicable, the financial results of Commerce One after the reorganization and the historical financial results of Commerce One Operations prior to the reorganization.

SAP Investment in Commerce One and Strategic Relationship

    On June 28, 2001, Commerce One and SAP Aktiengesellschaft ("SAP AG") entered into a stock purchase agreement and related agreements that resulted in Commerce One's issuance of 47,484,767 shares of its common stock to SAP AG at a purchase price of $4.75 per share, for a total purchase price of approximately $225 million. The transaction was completed on August 6, 2001. Following this transaction, SAP AG owned a total of 52,544,313 shares of Commerce One common stock acquired by direct investment in our Company.

    In addition to the investment in our Company by SAP AG, we jointly develop and market products with SAP AG and SAP Markets and we have a cross licensing and reciprocal relationship with them from which we receive royalties on sales of the joint products by SAP AG and SAP Markets. Some of the joint products were primarily focused on the public exchange market and as our focus shifts to enterprise companies we expect that the royalty stream from these joint products will decrease over time.

Impairment of Long-Lived Assets

    In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," we periodically assesses the carrying value of our long-lived assets including property, plant and equipment, goodwill, our Technology Agreement with Covisint and other identified intangible assets for impairment. An impairment assessment is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the three months ended June 30, 2001 we identified impairment indicators of our long-lived assets. The impairment indicators included, but were not limited to, our net book value as compared to market capitalization, significant negative industry and economic trends, a significant decline in our stock price for a sustained period and significant underperformance relative to historical and projected future operating results. This assessment resulted in a write-down during the three months ended June 30, 2001 of $1,120.5 million to record the amount by which the carrying amounts of the goodwill and other intangible assets related to AppNet and Commercebid exceeded their respective fair values. Further, an impairment write-down of $592.3 million was recorded in relation to the Technology Agreement with Covisint and this amount was charged to Cost of License fees in the three months ended June 30, 2001.

    We again performed an impairment analysis based on undiscounted cash flows to determine whether any further impairment existed with regard to the carrying value of our long-lived assets as at September 30, 2001. Impairment does not exist if the sum of the expected undiscounted cash flows attributable to the assets is greater than the book value of the long-lived assets. We concluded that based on the results of these tests the carrying values of goodwill and other identified intangible assets were still recoverable and therefore had not suffered any further impairment as at September 30, 2001.

Stock Option Exchange Program

    On March 5, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date. The elections to cancel options were effective on April 6, 2001. The exchange resulted in the voluntary cancellation by 2,307 employees of options to purchase 24,585,051 shares of common stock with exercise prices ranging from $1.00 to $104.44 per share in exchange for the same number of replacement options. The replacement options were granted on October 8, 2001 at an exercise price of $2.81 per share of common stock, and have the same terms and conditions as each optionee's cancelled options, including the vesting schedule and expiration date of the cancelled options. Employees were eligible to participate in the program, although non-employee Board members, former employees and consultants were ineligible to participate. We did not incur any compensation charge in connection with the program.

RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenue

    Total revenues for the three months ended September 30, 2001 decreased to approximately $81.1 million compared to $112.7 million in the three months ended September 30, 2000. In the three months ended September 30, 2001 and 2000, other than related party revenues earned through transactions with SAP AG, no customer accounted for more than 10% of our revenue.

    License revenues for the three months ended September 30, 2001 decreased to approximately $16.7 million compared to $65.9 million in the three months ended September 30, 2000. The decrease in license revenues primarily resulted from a significantly longer sales cycle and a significant slowdown in technology orders spending coupled with a general economic downturn, resulting in delayed customer orders and smaller customer orders.

    Services revenues increased to approximately $64.4 million for the three months ended September 30, 2001 compared to $46.8 million for the three months ended September 30, 2000. The increase in services revenues resulted from the acquisition of AppNet, a professional services company, in September 2000, as well as an increase in both software maintenance and network services revenue.

    The percentage of our revenues attributable to professional services increased significantly for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This increase resulted primarily from our acquisition of AppNet in September 2000. Following our acquisition of AppNet, we consolidated its operations into our Global Services division. Global Services provides services in connection with the formation of e-marketplaces powered by our solutions. The increase in the percentage of our revenues attributable to professional services resulted in a decline in our overall gross margins because services revenues carry a significantly lower gross margin than license revenues. If this percentage increases in the future, our gross margins will decline further. Royalty payments received from SAP have constituted a substantial portion of our revenues in the three months ended September 30, 2001 and SAP has been instrumental in assisting us with selling our jointly developed products to its customer base. In addition, we recently downsized our Global Services division through reductions in force and divestitures and although in recent quarters, our services revenues have been a substantial portion of our overall revenues, we expect a substantial decrease in service revenues over the next few quarters as a result the restructuring.

Cost of Revenues

    Cost of revenues, consisting of cost of services and cost of licenses, was approximately $60.8 million in the three months ended September 30, 2001 compared to $39.5 million in the three months ended September 30, 2000.

    Cost of license fees for the three months ended September 30, 2001 was $10.0 million compared to $1.9 million for the three months ended September 30, 2000. The increase in cost of license fees resulted primarily from the amortization of the cost of the Technology Agreement with Covisint of approximately $5.8 million and royalties due to third parties of approximately $1.2 million. Cost of license fees also includes software media and duplication and software documentation costs, although these costs have not been material to date.

    Cost of services, which primarily consists of consulting, customer support and training costs, was $50.8 million compared to $37.6 million in the three months ended September 30, 2001 and 2000, respectively. The increase in cost of services resulted primarily from an increase in personnel-related expenses due to the hiring and training of consulting, support and training personnel in the United States, Europe and Asia Pacific and personnel-related expenses resulting from increased headcount due to the acquisition of AppNet in September 2000. As of September 30, 2001 the overall number of employees working in services was 1,193, an increase from 610 as of September 30, 2000. This number was subsequently decreased to 1,086 due to the restructuring effort described within "Corporate Restructuring" above. As a result, we expect a decline in professional services expenses over the next few quarters.

Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $37.0 million and $50.0 million for the three months ended September 30, 2001 and 2000, respectively. The decrease was primarily attributable to an overall decline in sales and marketing related activity. The number of employees engaged in sales and marketing as of September 30, 2001 increased to 497 from 471 as of September 30, 2000. This number was subsequently reduced to 376 due to the corporate restructuring. We expect that sales and marketing expenses will decrease over the next quarter due primarily to an expected decrease in the number of employees in this area as part of the corporate restructuring.

Product Development Expenses

    Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $28.8 million and $26.7 million, for the three months ended September 30, 2001 and 2000, respectively. The increase in product development expenses was primarily attributable to personnel and consulting-related expenses to support development of our products. As of September 30, 2001, the overall number of employees engaged in product development increased to 660 from 445 at September 30, 2000. This number was subsequently reduced to 587 due to the corporate restructuring. We do not expect product development expenses will increase substantially over the next quarter.

General and Administrative Expenses

    General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses were approximately $24.6 million and $11.2 million for the three months ended September 30, 2001 and 2000, respectively. This increase resulted primarily from our acquisition of AppNet in September 2000. As of September 30, 2001, the number of employees engaged in general and administrative functions increased to 500 from 236 as of September 30, 2000. This number was subsequently reduced to 387 due to the corporate restructuring. We expect general and administrative expenses to decrease substantially over the next quarter due primarily to an expected decrease in the number of employees in this area as part of the corporate restructuring.

Stock Compensation

    Stock compensation totaled approximately $25.5 million and $4.5 million in the three months ended September 30, 2001 and 2000, respectively. $24.2 million of the expense for the three months ended September 30, 2001 was primarily attributable to the increase in stock compensation related to the vesting schedule for certain options assumed in the acquisitions of Mergent, AppNet and Exterprise, options granted to former employees of Mergent at exercise prices less than the deemed fair market value on the grant date and restricted stock grants. The deferred stock compensation is being amortized over the vesting period of the related options using a graded vesting method. The vesting period of the options range from three to four years. The expense related to the restricted stock grant is being amortized over the two-year vesting period on a straight-line basis.

Amortization of Goodwill and Other Intangible Assets

    Amortization of goodwill and other intangible assets was $23.6 million for the three months ended September 30, 2001 compared to $43.3 million for the three months ended September 30, 2000. The amortization of goodwill and other intangible assets resulted from the acquisitions of Veo Systems and CommerceBid during 1999, Mergent and AppNet during 2000, and Exterprise in May 2001.

RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenue

    Total revenues for the nine months ended September 30, 2001 increased to approximately $352.6 million compared to $210.4 million in the nine months ended September 30, 2000. In the nine months ended September 30, 2001 and 2000, no customer accounted for more than 10% of our revenue.

    License revenues for the nine months ended September 30, 2001 decreased to approximately $115.9 million compared to $133.9 million in the nine months ended September 30, 2000. The decrease in license revenues primarily resulted from a significantly longer sales cycle and a significant slowdown in technology orders spending coupled with a general economic downturn, resulting in delayed customer orders and smaller customer orders.

    Services revenues increased to approximately $236.7 million for the nine months ended September 30, 2001 compared to $76.5 million for the nine months ended September 30, 2000. The increase in service revenues primarily resulted from the acquisition of AppNet in September 2000 that facilitated an increase in consulting services provided to an increased number of customer sites, as well as an increase in both software maintenance and network services revenue.

    The percentage of our revenues attributable to professional services increased significantly for nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This increase resulted primarily from our acquisition of AppNet. The increase in the percentage of our revenues attributable to professional services resulted in a decline in our overall gross margins because services revenues carry a significantly lower gross margin than license revenues. If this percentage increases in the future, our gross margins will decline further. Royalty payments received from SAP have constituted a substantial portion of our revenues in the nine months ended September 30, 2001 and SAP has been instrumental in assisting us with selling our jointly developed products to its customer base. In addition, we recently downsized our Global Services division through reductions in force and divestitures and although in recent quarters, our services revenues have been a substantial portion of our overall revenues, we expect a substantial decrease in service revenues over the next few quarters as a result of the restructuring.

Cost of Revenues

    Cost of revenues was approximately $848.7 million in the nine months ended September 30, 2001 compared to $72.7 million in the nine months ended September 30, 2000.

    Cost of license fees for the nine months ended September 30, 2001 was $650.3 million compared to $4.0 million for the nine months ended September 30, 2000. The increase in cost of license fees resulted primarily from the impairment of the cost of the Technology Agreement with Covisint, royalties due to third parties of approximately $5.5 million, an impairment of the cost of the Covisint Technology Agreement of approximately $592.3 million and amortization of the cost of the Technology Agreement of approximately $49.5 million.

    Cost of services was $198.4 million compared to $68.8 million in the nine months ended September 30, 2001 and 2000, respectively. The increase in cost of services resulted primarily from an increase in personnel-related expenses due to the hiring and training of consulting, support and training personnel in the United States, Europe and Asia Pacific and personnel-related expenses resulting from increased headcount due to the acquisition of AppNet in September 2000.

Sales and Marketing Expenses

    Sales and marketing expenses were approximately $148.4 million and $100.4 million for the nine months ended September 30, 2001 and 2000, respectively. The increase was primarily attributable to an overall increase in the number of sales and marketing personnel as well as an increase in marketing related activity. The increase in expense was also attributable to increased commission expense, travel related expense resulting from increased sales activity and allocated overhead expenses. The number of employees engaged in sales and marketing as of September 30, 2001 increased to 497 from 471 as of September 30, 2000. This number was subsequently decreased to 376 due to the corporate restructuring. We expect that sales and marketing expenses will decrease substantially over the next quarter due primarily to an expected decrease in the number of employees in this area as part of the corporate restructuring.

Product Development Expenses

    Product development expenses were approximately $85.5 million and $61.6 million, for the nine months ended September 30, 2001 and 2000, respectively. The increase in product development expenses was primarily attributable to personnel and consulting-related expenses to support development of our products. As of September 30, 2001 the overall number of employees engaged in product development increased to 660 from 445 at September 30, 2000. This number was subsequently decreased to 587 due to the corporate restructuring. We do not expect product development expenses will increase substantially over the next quarter.

General and Administrative Expenses

    General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses were approximately $97.6 million and $20.6 million for the nine months ended September 30, 2001 and 2000, respectively. This increase resulted primarily from our acquisition of AppNet in September 2000, an increase in personnel related expenses and additional legal costs primarily associated with our portal joint ventures. As of September 30, 2001, the number of employees engaged in general and administrative functions increased to 500 from 236 at September 30, 2000. This number was subsequently decreased to 387 due to the corporate restructuring. We expect general and administrative expenses will decrease substantially over the next quarter due primarily to an expected decrease in the number of employees in this area as part of the corporate restructuring.

Purchased In-Process Research and Development

    In May, 2001, we acquired Exterprise, a provider of platform solutions that enable the rapid development and deployment of new e-commerce applications for e-marketplaces. The acquisition was structured as a stock-for-stock exchange and has been accounted for as a purchase transaction. The purchase consideration was approximately $71.7 million consisting of 7.22 million shares of common stock with a fair value of approximately $60.7 million, approximately 258,000 options assumed with a fair value of $2.5 million, assumed liabilities of approximately $5.5 million and transaction costs of approximately $3 million. A total of approximately $14.2 million of the purchase consideration was allocated to identified intangible assets, including developed and core technology ($5.2 million), acquired workforce ($3.5 million), patents ($1 million), a total of approximately $2.2 million was allocated to deferred compensation and a total of approximately $55.3 million of the purchase consideration was allocated to goodwill with these amounts being amortized over periods of one to five years. We estimated that approximately $4.5 million of the $71.7 million purchase consideration represented purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was charged to operations in the nine months ended September 30, 2001.

Stock Compensation

    Amortization of deferred stock compensation totaled approximately $74.6 million and $12.8 million in the nine months ended September 30, 2001 and 2000, respectively. The increase in the amortization of deferred stock compensation in the current period related to the vesting schedule for certain options assumed in the acquisitions of Mergent, AppNet and Exterprise.

Restructuring Costs

    During the nine months ended September 30, 2001, we announced and began to implement a restructuring plan (the "Plan"), aimed at optimizing and streamlining the Company to focus on its core e-business strategy. As a result of this implementation, we incurred restructuring costs of approximately $76.1 million, of which $8.3 million related to employee separation payments and related termination benefits that were expensed directly within the period, and of which $67.8 million related to the Plan. Refer to Note 4 of the notes to condensed consolidated financial statements for more detailed information regarding the Plan.

    On October 15, 2001, the Company announced further staff reductions, totaling approximately 1,300 employees, to be completed within the fourth quarter of 2001. The reductions will be achieved in part through a reduction in force, attrition and the planned divestiture of a number of professional service operations that are not directly related to the Company's core product offering. The reductions will primarily be made from the Company's professional services, marketing, sales and administrative staff. The Company expects to incur a charge in the fourth quarter of 2001 related to this further corporate restructuring.

Amortization of Goodwill and Other Intangible Assets

    Amortization of goodwill and other intangible assets was $310.9 million for the nine months ended September 30, 2001 compared to $87.7 million for the nine months ended September 30, 2000. This amortization of goodwill and other intangible assets resulted from the acquisitions of Veo Systems and CommerceBid during 1999, Mergent and AppNet during 2000, and Exterprise in May 2001.

Impairment of Intangible Assets and Equity Investments

    During the nine months ended September 30, 2001, we recorded a $1,120.5 million impairment write-down charge related to goodwill and other intangible assets acquired in the AppNet and

CommerceBid acquisitions and intangible assets and investments related to the Technology Agreement with Covisint. See Note 6 of the Notes to condensed consolidated financial statements for more detailed information.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under the guidance of SFAS No. 142 goodwill and indefinite lived intangible assets will no longer be amortized but will be periodically assessed for any indication of impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001 we are required to adopt SFAS No. 142 at the beginning of the next fiscal year. During the transition period for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas any new goodwill and indefinite lived intangible assets acquired on or after July 1, 2001 will be reviewed for future impairment indicators.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposed of Long-lived Assets." SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically satisfied our cash requirements primarily through issuances of equity securities.

    Net cash used in operating activities totaled approximately $212 million for the nine months ended September 30, 2001 compared to net cash provided by operating activities of approximately $10.4 million in the nine months ended September 30, 2000. Cash used in operating activities for the nine months ended September 30, 2001 resulted primarily from the net loss in the first three quarters of 2001 and a decrease in accrued compensation and related expenses which was partially offset by the amortization of goodwill and other intangible assets associated with the acquisitions of VEO Systems, CommerceBid, Mergent, AppNet, Exterprise, amortization of the Technology Agreement with Covisint, amortization of deferred stock compensation and additional amortization due to the impairment of the intangible assets obtained from the Technology Agreement with Covisint, the impairment of the equity investment held in Covisint, and the acquisitions of CommerceBid and AppNet. Net cash used in operating activities for the nine months ended September 30, 2000 resulted primarily from the net loss in the respective periods and a decrease in deferred revenue partially offset by the amortization of goodwill, other intangible assets and deferred compensation, and purchased in-process research and development associated with the Mergent acquisition.

    Net cash used in investing activities totaled approximately $21.9 million for the nine months ended September 30, 2001 compared to cash used in investing activities of approximately $46.3 million for the nine months ended September 30, 2000. The cash used in the current period resulted primarily due to the purchase of short-term investments and additional costs of the Technology Agreement, and was partially offset by the net proceeds from the maturity of short term investments and the disposal of property and equipment. Net cash used in investing activities during the nine months ended September 30, 2000 resulted from the purchase of property and equipment and the acquisition of Mergent.

    Net cash provided by financing activities totaled approximately $253.9 million for the nine months ended September 30, 2001 compared to approximately $292.1 million provided by financing activities in the nine months ended September 30, 2000. The cash provided in the nine months ended September 30, 2001 resulted primarily from SAP's $225 million investment in us, as well as proceeds from the issuance of common stock upon the exercise of employee stock options and the proceeds from notes payable. The cash provided in the nine months ended September 30, 2000 resulted primarily from SAP's initial investment of $175 million in us in June and September of 2000, as well as proceeds from the issuance of common stock upon the exercise of employee stock options.

    As of September 30, 2001, our principal sources of liquidity included approximately $348.0 million of cash, cash equivalents and short-term investments.

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

    We incurred net losses of $344.9 million, $63.3 million and $24.6 million for the years ended December 31, 2000, 1999, and 1998, respectively. We also incurred a loss of $119.0 million for the quarter ended September 30, 2001. As of September 30, 2001, we had an accumulated deficit of $2,863.3 million. We will need to generate significant additional revenues to achieve and maintain profitability in the future. We cannot be certain that we will achieve sufficient revenues for profitability, excluding interest income, amortization expense, taxes and stock compensation.

    Our revenues and operating results are difficult to forecast and may fluctuate substantially from quarter to quarter due to a number of factors, including the following:

  •
  a significant portion of our revenues has typically been derived from a small number of relatively large license sales that are typically completed during the last few weeks of the quarter;

  •
  a significant portion of our license revenues are derived from royalty payments earned through our strategic alliance with SAP AG;

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

    Our ability to maintain and increase our revenues and achieve profitability depends significantly on the overall demand of business-to-business e-commerce solutions. The current downturn and uncertainty in general economic and market conditions have adversely affected, and may continue to adversely affect, our business. These economic and market conditions may: cause our customers or e-marketplace customers to defer or cancel e-commerce projects and reduce expenditures for e-commerce solutions and related services; lengthen our sales cycle; increase our accounts receivable and make them more difficult to collect; and increase price competition.

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

Terrorist attacks against the United States and related U.S. military action could adversely affect our business.

    The September 11, 2001 terrorist attacks in the United States, as well as future developments occurring in connection with these events including, without limitation, actual or threatened future terrorist attacks against the United States or other countries, or full-scale war, may adversely affect our business. Although it is difficult to predict the effect of these world events, they could cause:

  •
  a further softening of U.S. and foreign economies that could cause sales of our products and services to decline;

  •
  many of our customers and potential customers, particularly those customers most directly affected by the terrorist attacks and local, state and federal governments, to cancel, reduce, postpone or delay their purchases of our products and services; and

  •
  general uncertainty in the capital markets that could make it more difficult for us to raise debt or equity financing in the future.

    These outcomes, and other unforeseen outcomes of these world events, would adversely affect our revenues, results of operations and financial condition.

Our lengthy sales cycle could cause delays in generating revenues.

    The period between our initial contact with a potential customer and the purchase of our products and services is often long and may have delays associated with the lengthy budgeting and approval process of our customers. Historically, our typical sales cycle has been approximately three to six months and potentially longer. In addition, as our sales efforts begin to focus more on large enterprise companies, this sales cycle is likely to continue to lengthen. This lengthy cycle could have a negative impact on the timing of our revenues, especially our realization of any transaction-based revenues.

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

Our restructuring and other strategic initiatives may not achieve our desired results and could result in business distractions that could harm our business.

    We implemented a restructuring plan late in the second quarter with additional actions taking place in the fourth quarter of 2001. The primary objective of our restructuring plan is to reduce our operating expense run rate and focus on new products. We also implemented certain strategic initiatives designed to strengthen our operations. These plans include without limitation, reductions in our workforce and facilities, improved alignment of our organization around our core business objectives, realignment of our sales force, professional services and general and administrative functions. The workforce reductions could temporarily impact our remaining employees, including those directly responsible for sales, which may affect our future revenues. In addition, the failure to retain and effectively manage remaining employees could increase our costs, hurt our development and sales efforts. Additionally, these changes might affect our ability to close revenue transactions with our customers and prospects. Failure to achieve the desired results of our strategic initiatives could harm our business, operating results and financial condition.

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

Our gross margins may decline as a result of changes in our services and license revenues.

    Because our license revenues have a higher gross margin than our services revenues, to the extent services revenues increase as a percentage of our total revenues, our overall gross margin will be reduced. As a result of our acquisition of AppNet, a provider of end-to-end Internet professional services, our services revenues have increased as a percentage of our total revenues in 2000 and in the three quarters ended September 30, 2001. If we are not successful in increasing revenues from license fees, or we are not successful in increasing the gross margin of our services fees by increasing network services fees, particularly transaction fees, which carry higher gross margins, our overall gross margins will suffer. Further, our expenses related to the cost of licenses sold are relatively fixed in the near term, and if our license revenues continue to decline any further, such a decline would have a disproportionately adverse impact on our operating margins reported in the near term.

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

    We have an agreement with SAP to jointly develop, market and sell e-commerce solutions. In addition, development of our products has grown increasingly interdependent with SAP. As a result, a significant portion of our revenue currently is, and we expect will continue to be, derived from this relationship. We cannot assure you that this relationship will continue or be beneficial to us nor that the target market for the joint solutions will continue to exist. If the relationship is unsuccessful or terminates, our revenues may decline and our product development efforts may be hindered.

Some of our customers are small emerging growth companies that may represent credit risks.

    Some of our customers are small emerging growth companies with limited credit operating histories and they are operating at a loss and have limited access to capital. With the significant downturn in the economy and uncertainty relating to the prospects for near-term economic growth, some of these customers may represent a credit risk. If our customers experience financial difficulties, we may have difficulty collecting on our accounts receivable.

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

    Intense competition in the various markets in which we compete may pressure us to reduce the prices we charge for certain of our products and services. The aggregation of products and services for promotional purposes or as a long-term pricing strategy by some of our competitors could significantly reduce over time the prices that we can charge for our products and services. Any such price reductions and resulting lower revenues could have a material adverse effect on our business and results of operations.

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

    Many of the e-marketplaces, particularly our mega-exchange customers, are intended to be very large and to include many of the most significant companies in the specific industry or region they address. These marketplaces include Covisint, an automotive e-marketplace; Enporion, an electric and gas industry e-marketplace, Exostar, an aerospace and defense industry e-marketplace; ForestExpress, a forest products industry e-marketplace; Pantellos, a North American utilities industry e-marketplace; Trade-Ranger, an energy and petrochemical e-marketplace and Quadrem, a metals and mining industry e-marketplace. The development of these large trading exchanges will entail significant risks for us. These risks include: the diversion of a significant portion of our management, technical and sales personnel to develop these e-marketplaces; difficulties reaching agreements with the founders of these e-marketplaces and other parties concerning the establishment and development of these e- marketplaces; delays in the commencement of significant operations by these e-marketplaces; failure by industry participants to adopt and use these e-marketplaces; difficulties in the hiring and retention of skilled management for these e-marketplaces; and all of the other risks of creating such e-marketplaces described elsewhere in this Risk Factors section.

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

    We have entered into relationships with various companies to jointly develop new software products. In particular, we entered into agreements with SAP and Microsoft to jointly develop and market comprehensive software solutions for the e-marketplaces. These joint development and marketing relationships can be difficult to implement and may not succeed for various reasons, including: changes or decrease in market or customer demand for the contemplated products; operating differences between the companies and their respective employees; difficulties in coordinating sales and marketing efforts; difficulties in structuring and maintaining revenue sharing arrangements; and technical obstacles to combining existing software products or developing new compatible products.

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

    Our success depends upon the acceptance and successful integration by customers and their suppliers of our products. Our current customers and potential customers and their related suppliers often rely on third-party systems integrators such as Accenture, Cap Gemini Ernst & Young, Computer Sciences Corporation, PricewaterhouseCoopers and others to develop, deploy and manage their Internet-based, business-to-business e-commerce platforms and solutions. We and our customers will need to continue to rely on these systems integrators, particularly in light of the recent down-sizing of our Global Services division, which competes with these systems integrators to some extent. If large systems integrators fail to continue to support our solution or commit resources to us, if any of our customers or suppliers are not able to successfully integrate our solution or if we are unable to adequately train our existing systems integration partners, our business, operating results and financial condition could suffer. In addition, we cannot control the level and quality of service provided by our current and future third-party integrators.

Our strategy of reselling through our strategic relationships may not be successful.

    We have established strategic relationships with companies that resell and distribute our products to our customers. These relationships are new and this strategy is unproven. We cannot assure you that any of these companies, or those we may enter into a relationship with in the future, will be able to resell our product solution sets to a sufficient number of customers, or that those customers will purchase our applications and more importantly, connect into e-marketplaces. Further, we may encounter disagreements from time to time with companies concerning the terms of their reseller agreements. To date, some of our partners have been unsuccessful in reselling our products. If our current or future strategic relationships are not able to successfully resell our products, our business will suffer.

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

We may not be able to retain and hire qualified personnel.

    Our future performance depends on the continued service of our management, engineering, sales and marketing personnel. We need to retain skilled sales and marketing personnel to continue our sales operations and marketing efforts, both domestically and internationally, in order to increase market awareness of the products and related services we offer ourselves as well as those products we offer jointly with some of our partners. In addition, our success also depends on our continuing ability to attract, hire, train and retain a selected number of highly skilled managerial, technical, sales, marketing and customer support personnel. Our ability to retain key employees may be harder, given recent adverse changes in our business, particularly since the market price of our common stock has fluctuated substantially since our initial public offering in July 1999. In addition, new hires may require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is still strong, and we may fail to retain our key employees or to attract other highly qualified personnel.

We have experienced significant growth in recent periods and failure to manage growth in a changing environment could strain our management and other resources.

    Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. In addition, even after implementing our recent workforce reductions, the number of our employees has significantly increased over the last 12 months. We must compete effectively and manage our operations by maintaining and enhancing our financial and accounting systems and controls, and integrating new and existing personnel. We may not be able to do this effectively. Further, we expect that we will be required to manage an increasing number of relationships with various customers and third parties. We may find that these systems, our personnel procedures and controls may be inadequate to support our future operations and this would harm our business, operating results and financial condition.

We may not be able to integrate acquisitions into our business effectively.

    As part of our business strategy, we have made and expect to continue to make acquisitions of businesses that offer complementary products, services and technologies, such as our recent acquisition of Exterprise. We have limited experience acquiring businesses, and may not acquire such businesses on favorable terms or be able to integrate such organizations into our business successfully. For example, we recently engaged in divestures of certain groups acquired in the Appnet acquisition that were not integrated into our overall strategy of developing and implementing our core products. Our acquisitions are subject to and will be accompanied by the risks commonly encountered in acquisitions of businesses, including, among other things: the difficulty of integrating the operations and personnel of the acquired business into our business; the difficulty of integrating service and product offerings; the difficulty of integrating technology, back office, accounting and financial systems; the potential disruption of our ongoing business; the distraction of management from our business; the inability of management to maximize our financial and strategic position; and the impairment of relationships with, and difficulty of retaining, employees and customers.

    Further, our acquisitions and investments may have financial consequences such as: the possibility that we pay more than the acquired business is worth; potentially dilutive issuances of equity securities; one-time write-offs, such as those for in-process research and development or impairment of intangibles; incurrence of contingent liabilities; and increased net loss resulting from the purchase method of accounting for acquisitions, pursuant to which we incur amortization expenses related to goodwill, other intangible assets, and deferred stock compensation.

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

We intend to continue to enhance our international operations and these efforts may not be successful in generating additional revenues.

    We have generated significant international revenues and we continue to enhance our international operations and sales efforts. However, we may not be able to continue to increase international revenues as our recent workforce reductions could temporarily impact our remaining employees including those directly responsible for sales, and the risks of international sales and operations may harm our business, operating results and financial condition.

    International business involves inherent risks, and we anticipate the risks that may affect us include: unexpected changes in regulatory requirements and tariffs that may be imposed on e-commerce; the impact of recessions in economies outside the United States; the global impact of armed or political conflicts; seasonal reductions in business activity; difficulties in staffing and managing foreign offices as a result of, among other things, distance, language, costs and cultural differences; longer payment cycles and greater difficulty in accounts receivable collection; potentially harmful tax consequences, including withholding tax issues; fluctuating exchange and tariff rates; price controls or other restrictions on foreign currency; difficulty in protecting intellectual property; political instability; difficulties in obtaining export and import licenses; and foreign antitrust regulation.

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

    The market for business-to-business e-commerce solutions is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. There are relatively low barriers to entry in the e-commerce market, and competition from other established and emerging companies may develop in the future. In addition, our customers and partners may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could harm our business, operating results or financial condition. Our competitors include Ariba, Freemarkets, i2, Oracle, PeopleSoft and VerticalNet. Certain of these competitors jointly offer business-to-business e-commerce solutions to potential customers. These joint efforts could intensify the competitive pressure in our market. Many of our competitors, and new potential competitors may have, a longer operating history, more experience developing Internet-based software and end-to-end purchasing solutions, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than we have. In addition, competitors may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services. The business-to-business e-commerce solutions offered by competitors may be perceived by buyers and suppliers as superior to ours. Some of the companies with whom we have strategic relationships, such as SAP and Microsoft, compete with us in certain areas and may continue to compete with us in the future.

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

    We may be subject to product liability claims, even though our license agreements typically seek to limit our exposure to such claims, because the contract provisions of our license agreements may not be sufficient to preclude all potential claims. Additionally, our general liability insurance may be inadequate to protect us from all liabilities that we may face. Product liability claims could require us to spend significant time and money litigating these claims, or where necessary, to pay significant damages. As a result, any claim, whether successful or not, could harm our reputation, operating results, financial condition and ultimately our business.

We may have potential liability to clients who are dissatisfied with our professional services.

    We design, develop, implement and manage e-commerce solutions that are crucial to the operation of our clients' businesses. Defects in the solutions we develop could result in delayed or lost revenues, adverse customer reaction and negative publicity or require expensive corrections, any of which could have a material adverse effect on our business, financial condition or results of operations. Clients who are not satisfied with these services could bring claims against us for substantial damages. Any claims asserted could exceed the level of our insurance. There can be no assurance that the insurance we carry will continue to be available on economically reasonable terms, or at all. The successful assertion of one or more large claims that are uninsured, exceed insurance coverage or result in changes to insurance policies, including premium increases, could have a material adverse effect on our business, financial condition or results of operations.

If third parties claim that we infringe upon their intellectual property rights, our ability to use certain technologies and products could be limited and we may incur significant costs to resolve these claims.

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

    In connection with its e-business professional services, our Global Services division develops intellectual property for its clients. Global Services sometimes assigns ownership of such intellectual property to the client and retains only a license for limited uses. Issues relating to ownership of and rights to use such intellectual property can be complicated. Global Services may become involved in disputes that affect its ability to resell or reuse this intellectual property. In addition, many projects involve the use of material that is confidential or proprietary client information. The assertion of one or more claims against Global Services by its clients or other third parties could harm our reputation, cause us to incur significant liability and incur expenses in defending against such claim.

Because the protection of our proprietary technology is limited, our proprietary technology could be used by others.

    Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have three issued patents to date. We may not be able to protect our intellectual property rights adequately in the United States or abroad. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition.

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

Security risks of e-commerce may deter future use of our products and services and may directly impact our business.

    A fundamental requirement to conduct business-to-business e-commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of e-marketplaces, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may not be sufficient to prevent a compromise or breach of the algorithms we use to protect content and transactions on e-marketplaces or proprietary information in our databases. In addition to our own security systems, our Global Services division relies on encryption and authentication technology licenses from third parties. Unauthorized access, computer viruses, or the accidental or intentional acts of Internet users, current and former employees or others could jeopardize the security of confidential information and create delays or interruptions in our services or operations, including our Global Services e-business outsourcing centers. We have in the past been impacted by global computer viruses, such as NIMDA and the Code Red viruses, and have had to incur costs to resolve such viruses. In the future, we may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. In addition, such disruptions or breaches in security could result in liability and in the loss of existing clients or the deterrence of potential clients. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors" on page 20.

INTEREST RATE RISK

    As of September 30, 2001, we had cash, highly liquid investments and short-term investments of approximately $348.0 million, compared to $354.7 million as of September 30, 2000. These investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at September 30, 2001 would cause the fair market value of our cash and cash equivalents to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

FOREIGN CURRENCY EXCHANGE RATE RISK

    Substantially all of our revenues recognized to date have been denominated in U.S. dollars, a significant portion of which has been realized outside of the United States. To the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future. A hypothetical increase or decrease in foreign currency exchange rates by 10 percent from the foreign currency exchange rates at September 30, 2001 would not have a material impact on our operational results.

EQUITY PRICE RISK

    We do not own any material equity investments. Therefore, we believe we are not currently exposed to any direct equity price risk.

PART II—OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

In Re Commerce One, Inc. Securities Litigation

    On June 19, 2001, a putative securities class action, captioned Cameron v. Commerce One, Inc., et al., Civil Action No. 01-CV-5575, was filed against Commerce One, several company officers and directors (the "Individual Defendants"), and three underwriters in our initial public offering ("IPO"), in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 ("Securities Act") against all defendants, a violation of Section 15 of the Securities Act and Section 20(a) of the Securities Exchange Act of 1934 ("Exchange Act") against the Individual Defendants, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001.

    On July 6, 2001, a similar complaint, captioned Market Street Securities v. Commerce One, Inc., Civil Action No. 1-01-CV-6138, was filed against Commerce One, the Individual Defendants, and several of the IPO underwriters in the Southern District of New York. The complaint is substantially identical to the Cameron complaint, except that it alleges violations of Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) against all defendants, including Commerce One and the Individual Defendants and the class period ends December 6, 2001.

    Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 200 other companies. The lawsuits against Commerce One has been coordinated for pretrial purposes with these other related lawsuits and have been assigned the collective caption In re Initial Public Offering Securities Litigation. The coordinated pretrial proceedings are presently being overseen by Judge Shira A. Scheindlin. As of November 8, 2001 no schedule has been established regarding the lawsuits against Commerce One. We anticipate that all lawsuits against the Company specifically will eventually be formally coordinated or consolidated with one another. We believe that we have meritorious defenses to these securities lawsuits and will defend ourselves vigorously.

Other Litigation

    From time to time we are involved in other disputes and litigation in the normal course of business. We do not believe that the outcome of any of these disputes or litigation will have a material effect on our financial condition or results of operations. However, an unfavorable outcome of some or all of these matters could have a material effect on our business financial position or results of operations.

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On June 28, 2001, Commerce One, Commerce One Operations and SAP Aktiengesellschaft ("SAP AG") entered into a stock purchase agreement (and related agreements) providing for Commerce One's sale of common stock to SAP AG. Upon the closing of the transaction on August 6, 2001, we issued 47,484,767 shares of our common stock to SAP AG in exchange for approximately $225 million cash. The issuance was exempt from registration pursuant to, amongst other things, Section 4(2) of the Securities Act of 1933, as amended, because of the limited number of investors, the sophistication and accreditation of the investor, and the manner in which the transaction was conducted.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A special meeting of Commerce One Operations, Inc. (formerly known as Commerce One, Inc.) was held on July 11, 2001 to vote upon a proposal to reorganize Commerce One Operations, Inc., into a holding company structure by the adoption of an agreement and plan or merger, dated as of April 25, 2001, among New Commerce One Holding, Inc., (now known as Commerce One, Inc.) Commerce One Operations and certain other entities.

    The stockholders of Commerce One Operations approved the holding company reorganization. The results of the voting for this proposal are shown below.

Votes For	102,206,648
Votes Against	612,193
Abstentions	477,978

    The stockholders of New Commerce One Holding had previously unanimously approved the holding company reorganization by unanimous written consent.

  ITEM 5. OTHER INFORMATION

    None

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

3.1(1)	Restated Certificate of Incorporation of Commerce One, Inc., as currently in effect.
3.2(1)	Amended and Restated Bylaws of Commerce One, Inc., as currently in effect.
4.1(1)	Specimen Common Stock certificate.
4.2(2)	Amended and Restated Preferred Stock Rights Agreement, dated as of July 11, 2001, between Commerce One, Inc., New Commerce One Holding, Inc. and Fleet National Bank including the form of Rights Certificate and the Rights attached thereto as Exhibits B and C, respectively.
10.24	Employee Loan Agreement between Commerce One, Inc., and Dennis H. Jones, dated August 22, 2001.

(1)
Incorporated by reference to Commerce One's Registration Statement on Form S-4 (File No. 333-58558), declared effective on April 30, 2001.

(2)
Incorporated by reference to Commerce One's Form 8-A filed April 20, 2001.

(b)
Reports on Form 8-K

    During the quarter ended September 30, 2001, we filed the following reports on Form 8-K.

Form	Filing Date	Event Reported
8-K	7/10/01	A report on Form 8-K (item 5 and 7) filed by Commerce One, Inc. (formerly New Commerce One Holding, Inc.) which announced that on June 28, 2001, Commerce One Operations, Inc., (formerly Commerce One), New Commerce One Holding, Inc. and SAP Aktiengesellschaft ("SAP AG") entered into a share purchase agreement and related agreements providing for the issuance of common stock to SAP AG.
8-K	7/12/01	A report on Form 8-K (item 2) filed by Commerce One, Inc. which announced that the holding company reorganization had been completed on July 11, 2001.
8-K	7/23/01	A report on Form 8-K (item 5) filed by Commerce One, Inc. which contained a press release announcing financial results for the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ONE, INC. (Registrant)
Dated: November 14, 2001	By:	Peter F. Pervere Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 14, 2001	By:	Mark B. Hoffman Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

INDEX TO EXHIBITS

Exhibits
3.1(1)	Restated Certificate of Incorporation of Commerce One, Inc., as currently in effect.
3.2(1)	Amended and Restated Bylaws of Commerce One, Inc., as currently in effect.
4.1(1)	Specimen Common Stock certificate.
4.2(2)	Amended and Restated Preferred Stock Rights Agreement, dated as of July 11, 2001, between Commerce One, Inc., New Commerce One Holding, Inc. and Fleet National Bank including the form of Rights Certificate and the Rights attached thereto as Exhibits B and C, respectively.
10.24	Employee Loan Agreement between Commerce One, Inc., and Dennis H. Jones, dated August 22, 2001.

(1)
Incorporated by reference to Commerce One's Registration Statement on Form S-4 (File No. 333-58558), declared effective on April 30, 2001.

(2)
Incorporated by reference to Commerce One's Form 8-A filed April 20, 2001.

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Commerce One, Inc. Condensed Consolidated Balance Sheets (In thousands, except share and per share data) (unaudited)
Commerce One, Inc. Condensed Consolidated Statements of Operations (In thousands, except share and per share data) (unaudited)
Commerce One, Inc. Condensed Consolidated Statement of Cash Flows (In thousands) (unaudited)
Commerce One, Inc. Notes to Condensed Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND RISK FACTORS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES