Form 10-K
period 2001-12-31
COMMERCE ONE INC / DE/
filed 2002-04-01
CIK 1131806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

Commission file number 000-26453

COMMERCE ONE, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	94-3392885
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4440 Rosewood Drive
Pleasanton, CA 94588
(Address of Principal Executive Offices including Zip Code)

(925) 520-6000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2002, was $419,731,567 based upon the last sales price reported for such date on The NASDAQ Stock Market’s National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of March 1, 2002 there were 288,864,571 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant’s Annual Meeting of Stockholders to be held on May 29, 2002.

COMMERCE ONE, INC.

ANNUAL REPORT ON FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements include, but are not limited to, the following: statements concerning the anticipated leadership of Commerce One as a provider of e-commerce solutions; the expected growth of our business and related matters; statements regarding the benefits of our product offering; including but not limited to statements regarding the ability of our products to provide efficiences and cost savings associated with on-line purchasing and supplier management; and through the establishment and/or use of on-line trading communities; the ability of our applications and platform to integrate effectively with third party software applications;our ability to compete favorably with our competitors; statements regarding our ability to compete in the market place generally; statements regarding our expectations as to the likely sources of our future revenue; the necessity of investing in product development for future success; the expectation that product development expenses will not increase substantially in future periods and that sales, marketing, and administrative expenses will decrease; the quarterly charges we expect to incur from amortizing short-lived intangible assets as a result of our acquisitions and in the event of future acquisitions; statements regarding the potential benefits and/or gains associated with our restructuring efforts and divestitures; management’s belief that our available cash resources will be sufficiant to finance our operations for at least the next twelve months; the outcome of certain litigation; and the effect of interest rate, foreign currency exchange rate and equity price fluctuations. The words “believe,”“expect,”“intend,”“plan,”“project,”“will” and similar words and phrases as they relate to Commerce One also identify forward-looking statements. Such statements reflect the current views and assumptions of Commerce One and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-K, including those under the heading “Risk Factors.” Commerce One expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Commerce One, Inc. is hereinafter sometimes referred to as “the Registrant,” “the Company,” “Commerce One,” “we” and “us.”

ITEM 1.                        DESCRIPTION OF BUSINESS

OVERVIEW

Commerce One is a technology company that specializes in business-to-business electronic commerce.  Commerce One’s software provides the technology and infrastructure that enable companies to conduct sourcing and purchasing transactions via the Internet or Intranets and to manage their supplier relationships more effectively.  Commerce One’s services operations support these software solutions and help companies take maximum advantage of the efficiencies that on-line purchasing and supplier management can offer.  Together, Commerce One’s software and services allow companies to automate business functions that traditionally involved costly and time-consuming phone calls and paperwork.

Our worldwide headquarters are located at 4440 Rosewood Drive, Pleasanton, CA 94588. We can be reached at 925.520.6000 and info@commerceone.com.

COMMERCE ONE’S VISION

Commerce One is committed to enabling smooth interactions between trading partners. Standards-based communication is central to their goal.

Open Platform

Through XML™ technology, we have created an open architecture for all Commerce One solutions. The XML Common Business Library™ (xCBL) enables integration and interoperability between disparate systems and applications within a company’s own IT infrastructure, and with a company’s trading partners.  XML technology enables the creation and secure transmission of XML documents over the Internet.

Scalable Architecture

                By combining our Internet applications framework into a unified architecture, we are able to focus on creating additional business functions in our solutions, rather than building and maintaining complex infrastructure code. We have also designed our solutions to be able to grow our infrastructure through the simple addition of low-cost systems. This framework allows us to leverage technologies such as resource pooling, message queuing, security services, and coordination and distribution of transactions, components and services.

Interoperability — The Global Trading Web™

Our open architecture allows Commerce One’s solutions to communicate with one another and with other compatible applications.  The centerpiece of this interoperability framework is the Global Trading Web™ network.  Founded by Commerce One in 1999, the Global Trading Web network is a worldwide business-to-business trading community. This global network of e-marketplaces promotes the acceleration of global trade with reduced costs for business-service providers, buyers and suppliers. These e-marketplaces interoperate around the globe through our open and scalable XML-based standards, allowing regional trading partners and industry-specific players to streamline business-to-business processes and global supply chain strategies.

COMMERCE ONE ENTERPRISE SOLUTIONS

Commerce One 5.0™

Commerce One’s flagship enterprise offering—the Commerce One 5.0™ suite—was released during January 2002 and combines several different software applications that are designed to help companies save money by streamlining their purchasing, sourcing and supplier-management processes.  The Commerce One 5.0 suite helps enterprises automate these processes through the stages of sourcing, negotiating, procurement, fulfillment, and payment.

The Commerce One 5.0 suite is composed of applications and a platform that enables the applications to communicate with each other, and with other compatible systems.  The application suite, in turn, consists of two main components - (1) sourcing applications, and (2) procurement applications.

Commerce One’s sourcing applications help companies better manage their supplier relationships.  For example, these applications enable businesses to quickly create, complete, and manage on-line requests for supplier proposals (RFP’s), compare supplier pricing and performance, monitor product status, run forward and reverse auctions, and customize the supplier-management process to meet their particular needs.

Our procurement applications facilitate on-line buying and selling through: an advanced search engine that navigates multiple supplier catalogues; an application that manages orders and invoice processing with various suppliers; a feature that enables third-party software applications to be incorporated into the on-line purchasing process; a feature that allows buyers and suppliers to check the status of orders; an application that enables companies to customize the software to meet their particular needs in their specific industries or geographic regions; a purchasing function that allows purchasers from anywhere in the business enterprise to access the on-line procurement process from their desktop computers; and various other features designed to make the on-line buying and selling run smoothly and efficiently.

Recognizing that many businesses prefer to make technology investments in steps or according to specific needs, Commerce One separately sells and supports the applications that constitute Commerce One 5.0.  These modular applications include the following:

Commerce One Source™

The Commerce One Source™ suite enables businesses to find, evaluate, and manage suppliers according to a variety of criteria tailored to each business enterprise.  The Source suite is designed to optimize supplier relationships and lower the overall cost of buying goods and services.

The Source suite consists of the following products:

•               Sourcing - supports RFX management, negotiations, supplier performance management and activity reports.

•               Auction - allows forward and reverse auctions for buying and selling.

•             Sourcing Intelligence - lets enterprises conduct in-depth analyses of spending and supplier performance.

Commerce One Buy™

The Commerce One Buy™ suite automates the procurement process.  Integrating into both legacy ERP systems and suppliers’ back-office applications, Commerce One Buy is built to provide real-time tracking of availability and order status. Commerce One Buy can help companies obtain the best possible pricing and reduce associated costs and cycle-times.

The Buy suite consists of the following products:

•               Auction - allows forward and reverse auctions for buying and selling.

•               Supplier Self Service - provides order information, product availability, confirmations, notices and payments.

•               Contract Labor - tracks usage and expenses on contractors.

•               Trading Partner Connectivity - links enterprise applications and trading partners.

•               Procurement - Enables enterprises to purchase goods from e-marketplaces.

Commerce One Collaborative Platform™

The Commerce One 5.0 suite of applications is built on an integration and process management platform.  The Commerce One Collaborative Platform™ links and orchestrates enterprise legacy applications with trading partners.  The platform provides real-time information exchange to automate and streamline e-commerce activities within and outside an enterprise. Its integrated business process engine enables organizations to create unique process flows tailored to support industries, companies, and supplier relationships.  The Commerce One Collaborative Platform also integrates with existing enterprise applications, along with the full suite of Commerce One procurement and e-commerce solutions, to automate the complete source-to-pay process.

COMMERCE ONE E-MARKETPLACE PRODUCTS

The Commerce One e-marketplace solutions are an integrated set of products and services that allows our customers to build and run e-marketplace businesses focused on automating inter-company business processes.  This solution is designed to create a network of interoperable marketplaces, trading communities, and commerce portals, bringing together the world’s largest buyers and suppliers.  Typical public e-marketplace customers are entities interested in building an e-marketplace as a business, or existing businesses that wish to take advantage of other e-marketplaces for their own operations, or both.

Commerce One Collaborative Platform (formerly Marketsite™)

The Commerce One Collaborative platform is our open foundation for e-marketplaces. With its ability to interoperate with other systems through its open and scalable architecture, the Collaborative Platform enables organizations to integrate business processes, legacy systems, and third party applications and services within and across companies and other enterprises.  The Collaborative Platform powers the Global Trading Web, a worldwide business-to-business trading community.

MarketSet™

The MarketSet™ suite, the joint e-marketplace offering from Commerce One and SAP AG and SAP Markets (collectively, “SAP”), is designed to transform linear supply chains into collaborative communities to bring products to market more quickly, reduce costs, improve product profitability and strengthen customer and supplier relationships. MarketSet offers integrated applications supporting end-to-end business processes for procurement, order management, auctions, content management, planning, design, and analysis. The architecture of MarketSet makes the e-marketplace open to virtually any buying, selling or enterprise application on-ramp.

Commerce One Buy ASP Edition™

This product is designed to enable small-and medium-sized businesses to create trading communities with a smaller infrastructure investment.  The product includes a marketplace builder, a customizable user interface, a content engine and procurement components.

COMMERCE ONE SERVICES

Commerce One Global Services provides a critical component of our solution strategy by helping customers implement, operate and manage their sourcing and procurement processes. Commerce One Global Services provides comprehensive design, planning, analysis, systems integration, implementation, technical support, and operations services to help deliver Commerce One solutions to global organizations.

Strategic Account Management Group

We deliver services to our e-marketplace partners and enterprise customers through an integrated framework called the Strategic Account Management Group (“SAM”). The SAM delivers a management structure and process that integrates all Commerce One streams of activity flowing into the exchanges and enterprises with the objective of maximizing their success. We believe that this structured approach to account management and planning has improved our ability to deploy the right resources against clearly defined and prioritized opportunities and challenges.

Primary Services Offerings

Commerce One Hosting Services.  For buyers and suppliers who require a faster time to market or lower infrastructure investment, we offer full hosting services both internally and through our partners. These services allow Commerce One to further tailor its solutions to the preferences and needs of particular customers.

Commerce One Content Services.  Content Services provides the processes and the tools to automate and aggregate catalog content from multiple suppliers to create a scalable resource across the e-marketplace. Provided through our Content Refinery and Solutions tools, this solution provides both manual and automated options for acquiring and aggregating content from supplier catalogs. Advanced elements of this solution provide aggregation, search, and rationalization capabilities.

Commerce One Knowledge Services.  Knowledge Services leads the development and deployment of technical, functional and end-user education for Commerce One customers and partners. In addition, Knowledge Services provides learning solutions on Commerce One products to internal audiences. This training provides the knowledge and tools needed for the successful implementation and deployment of Commerce One products.

Commerce One Deployment Services.  Deployment Services provides a critical component of our solution strategy by deploying the sourcing and procurement products with customers. The services help customers implement, operate and manage their sourcing and procurement processes.

GLOBAL CUSTOMER SUPPORT

Our Technical Support group provides day-to-day maintenance and support programs to help our customers and partners identify, manage and resolve their issues. Using on-line access, call tracking and knowledge management systems, Technical Support provides a comprehensive range of services.  We currently have Technical Support offices located in the USA, France and Australia.

STRATEGIC RELATIONSHIPS

We have entered into several strategic relationships that are integral to establishing trading communities, implementing our solutions and developing our products. The continued establishment of strategic relationships is a fundamental piece of our strategy as we expand our products and services and enter new markets. We have strategic development and marketing relationships with Accenture, Compaq, Computer Sciences Corporation, PricewaterhouseCoopers, SAP, SeeBeyond and Sun Microsystems, among others. We co-develop and market joint solutions with SAP.

Our regional and horizontal e-marketplace partners include British Telecom; Banamex; Cable & Wireless Optus; Deutsche Telekom; NTT Communications; Sesami.Net; Citigroup and Swisscom AG. Our partners for vertical or “mega” exchanges include Covisint, Exostar, Trade-Ranger, Pantellos, Enporion, Quadrem, Forest Express, and eAEC.

RESEARCH AND DEVELOPMENT

Commerce One continues to invest in researching and developing new products and services.  Our product-development team employs object-oriented analysis and design principles to guide the development of an object-oriented system of software code. Our methodology allows us to exploit the capabilities of object-oriented programming languages like Visual Basic, C++ and Java to build reusable components and designs. This methodology also helps reduce the risks inherent in developing complex systems, and helps us design our solutions to meet the needs of our customers and trading partners.

Key Strategic areas in product development in 2001 focused on:

•       Integration of developed technology acquired from Exterprise in May 2001, including the launch of a strategic sourcing application.

•                    Joint development initiatives with SAP relating to the launch of a major release of MarketSet, the co-developed solution for marketplaces targeted at delivering direct goods and supply chain functionality.

•                    The launch of a major release of Marketsite (now "Commerce One Collaborative Platform"), our collaborative infrastructure for powering marketplaces and our enterprise application suite.

•                    Enhancement of our technology for more efficient scalability and effective deployment.

•                    Enhancement of our supplier and catalog service offerings with introduction of a concept for supplier self-service.

During 2002, our plans include continued support for industry standards and the adoption of xCBL™ technology, our open library of business documents.  We also plan to continue building upon our suite of applications in procurement and sourcing to automate the entire source-to-pay process.

SALES AND MARKETING

We market and sell our products and services to organizations through direct and indirect sales forces. As of December 31, 2001, we had 395 employees in our sales and marketing departments. Our sales offices are located in the United States, the United Kingdom, France, Switzerland and Singapore. Because our products and services touch upon multiple departments within an organization, our sales efforts are directed at multiple decision makers, frequently including the chief financial officer, chief information officer and vice president of procurement. We target our sales efforts at Global-2000 enterprises and their suppliers and have initiated vertical sales strategies targeted at the automotive, utilities, healthcare, metals and mining, aerospace, and energy industries.

Our indirect sales force consists of support from SAP to sell our joint solutions, as well as support from third-party integrators (including Accenture and PricewaterhouseCoopers) and e-marketplace resellers and distributors. We have a royalty-sharing relationship with SAP, and pay referral fees to some third party integrators, for their sale of our products and services.

Our marketing activities include seminar programs, trade shows, Web-site programs, public relation events and direct mailings. We are also engaged in an on-going effort to maintain relationships with key industry analysts.

INTELLECTUAL PROPERTY RIGHTS

Our future success depends in part on our proprietary rights and technology. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. To date, we own two U.S. patents.  We also pursue patents internationally. We have filed and intend to file additional patent applications on our other proprietary technology.

We have been granted eight trademark registrations in the United States to date.  Our registered and unregistered trademarks and service marks include:  Commerce One, Powering the Business Internet, Many Markets. One Source., Commerce One Source, Commerce One 5.0, Commerce One Buy, Commerce One Buy ASP Edition, Commerce One Collaborative Platform, Community Manager, Process Manager, Web Services Framework, Transaction Manager, Business Intelligence Framework, XML Common Business Library, Global Trading Web, GTW, Commerce One.net, xCBL MailBox, MarketSite, eLink, Net Market Maker, XML Development Kit, xDK, XML Commerce Connector, xCC, BuySite, xCBL, RoundTrip, Commerce Chain, and SupplyOrder. Enterprise Buyer and MarketSet are trademarks of Commerce One and SAPMarkets, Inc.  We also pursue trademark registrations internationally.

It may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Certain end-user license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of some foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Some of our agreements with our customers and development partners contain residual clauses regarding confidentiality and contain clauses that allow these parties to obtain the source code for our products in certain circumstances. These provisions may curtail our ability to limit access to our intellectual property rights in the future.

We license and will continue to license certain products integral to our products and services from third parties, including products which are integrated with internally developed products and used with our products to provide key content and services. We cannot be assured that these third party product licenses will continue to be available to us on commercially reasonable terms or that we will be able to successfully integrate such third party products into our solutions. Such product licenses may expose us to increased risks, including risks associated with the assimilation of new products, claims of infringement resulting from the use of such third party products, the diversion of resources from the development of our products, the inability to generate revenues from new products sufficient to offset associated acquisition costs, and the maintenance of uniform, appealing products. The inability to obtain any of these licenses could result in delays in site development or services until equivalent products can be identified, licensed and integrated. Any such delays in site development or services could harm our business, operating results and financial condition.

COMPETITION

The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our primary source of direct competition comes from independent software vendors of procurement, sourcing and related applications. We also face indirect competition from potential customers’ internal development efforts and must  overcome potential customers’ reluctance to move away from existing systems and processes.

Our current and potential competitors include without limitation Ariba, Freemarkets, i2, Oracle, PeopleSoft, SAP, VerticalNet and WebMethods. In addition, there are a number of companies developing and marketing business-to-

business e-commerce solutions targeted at specific vertical markets. Some of these competitors offer Web-based solutions that are designed to enable an enterprise to buy more effectively from its suppliers. Other competitors are also attempting to migrate their technologies to an Internet-enabled platform. Some of these competitors and potential competitors include ERP vendors that are expected to sell their procurement products along with their application suites. These ERP vendors have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective application suites.

We believe that the principal competitive factors for business-to-business e-commerce solutions are breadth and scope of solution, depth of supplier content, interoperability with existing information technology systems, scalability, functionality, ease-of-use, ease-of-implementation, total cost of ownership and installed base of referenceable customers. We believe we compete favorably with our competitors in these areas.

EMPLOYEES

As of December 31, 2001, we had 1,896 full-time employees, 588 of whom were engaged in product development, 395 in sales and marketing, 640 in professional services and 273 in general administration. Our total full-time employee population has subsequently decreased to 1,672 as at March 1, 2002, due to ongoing divestitures of certain operations within our Global Services division.  Our future success depends, in part, on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. We cannot guarantee that we will be able to recruit and retain sufficient qualified personnel. None of our employees are represented by a labor union and we are not a party to any collective bargaining agreements. We have not experienced any work stoppages and consider our relations with our employees to be good.

RISK FACTORS

We have a limited operating history and a history of losses.

We incurred net losses of $2,584.1 million, $344.9 million and $63.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. We also incurred a loss of $168.3 million for the quarter ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of $3,031.6 million. We will need to generate significant additional revenues to avoid losses in the future.  If we do not decrease our losses in the future, our business may suffer in a number of ways, including increased difficulties in obtaining additional capital, selling our products and services (since nearly all customers require future support) and funding our continued operations.

If we continue to use substantial cash, we may not be able to fund our continued operations or meet our future capital requirements.

Because our business operations uses more cash than it generates, the cash used each quarter substantially reduces the cash available to fund our operations and future capital requirements.  In addition, the current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding.  If we do not achieve positive cash flow from our operations and future financing is not available, or are not available on acceptable terms, we may not be able to fund our continued operations.

Our revenues are volatile and difficult to predict.

Our revenues and operating results are difficult to forecast and may fluctuate substantially from quarter to quarter due to a number of factors, including the following:

•                    a significant portion of our license revenues are derived from royalty payments earned through our strategic alliance with SAP and we may have limited visibility into such revenues in the fourth quarter of 2002, until royalty information is provided to us by SAP at the end of this quarter;

•                    a significant portion of our revenues has in the past been derived from a small number of relatively large license sales; these sales are typically completed during the last few weeks of the quarter;

•                    our sales cycle is relatively long, frequently six months or longer, and may result from delays associated with our customers’ budgeting and approval process that are difficult to predict;

•                    the size of licensing transactions can vary significantly;

•                    customers may unexpectedly postpone or cancel purchases of our products and services;

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

The current downturn in general economic conditions may decrease our revenues.

The current downturn and uncertainty in general economic and market conditions have decreased and may continue to decrease demand for our products and services. If the current economic downturn continues or worsens, our business, financial condition and results of operations could be seriously harmed.  In addition, the September 11, 2001 terrorist attacks in the United States, the subsequent U.S. military operations in Afghanistan, and potential related events may adversely affect our business.  This uncertainty could further decrease demand for our products and services and make it more difficult for us to raise debt or equity financing in the future. These outcomes, and other unforeseen and negative outcomes of these world events, would adversely affect our revenues, results of operations and financial condition.

If we do not sell our new Commerce One 5.0 solution and other solutions or products, our growth and revenues will be limited.

Our business model is shifting to focus increasingly on enterprise software solutions (i.e., sales to companies for their own internal use) in addition to our historical focus on e-marketplaces.  We face significant uncertainties that may affect our ability to sell Commerce One 5.0 and other products, including the level of demand for this relatively new product category, the demand for or acceptance of our new products in particular, the ability of our products to satisfy our customers or compete favorably with those of our competitors, and the fact that businesses that have made substantial up-front payments to our competitors for enterprise solutions may be reluctant to replace their current solution and adopt our solution.  If we do not sell significant numbers of our new enterprise solutions, particularly Commerce One 5.0, our revenues, and hence our business, will suffer.

Delays in shipment of Commerce One 5.0 and other solutions or products may result in delay or loss of revenue.

Delays in shipping new products and enhancements to existing products may result in client dissatisfaction and delay, or loss of product revenues. Because Commerce One 5.0 is a new solution, we cannot be certain of our ability to ship it in a timely manner or to continue shipping it.  Delays may result from a number of factors, including extended product-development cycles and product defects. Products as complex as ours often contain unknown and undetected errors or performance problems.  These defects are frequently found during the period immediately following the introduction and initial shipment of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before shipment to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation. If we are unable, for technological or other reasons, to ship new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed.

If our relationship with SAP is unsuccessful, changes significantly or is terminated, our revenues may suffer.

In 2000, we entered into a strategic alliance agreement with SAP to jointly develop, market and sell e-commerce software products.  In connection with this agreement, our product development efforts with respect to certain of our products have grown increasingly interdependent with SAP.  In addition, a substantial portion of our license revenues in 2000 and 2001 were derived from this relationship.  We may in the future continue to derive a significant portion of our license revenues from this relationship.

Strategic relationships such as the one we have with SAP can be difficult to implement and maintain, and may not succeed for various reasons including:

•    changes in strategic direction by one or both companies;

•    technical obstacles to combining existing software products or developing new compatible products;

•    changes or decreases in market or customer demand for the relevant products;

•    difficulties in coordinating sales and marketing efforts;

•    difficulties in structuring and maintaining revenue sharing arrangements; and

•    operating differences between the companies and their respective employees;

The scope of our relationship with SAP has changed over time and may change again in the future.  For example, in early 2002, Commerce One and SAP agreed that the two companies would continue to jointly develop, market and sell the MarketSet suite of products, but that the Enterprise Buyer procurement products would be phased out.

It is possible that our relationship with SAP will change again.  In addition, the strategic alliance agreement may be terminated by Commerce One or SAP with relatively little notice, and we therefore cannot assure you the relationship will not terminate entirely in the future.  A change in or termination of our relationship with SAP could materially and adversely affect our product development, marketing and sales efforts and, ultimately, our revenues.

Our restructuring and other strategic initiatives may not achieve our desired results and could result in business distractions that could harm our business.

We implemented restructuring plans throughout 2001. The primary objectives of our restructuring plans have been to reduce our operating expense run rate and to focus on new products.  We also implemented certain strategic initiatives designed to strengthen our operations.  These plans include without limitation, reductions in our workforce and facilities, improved alignment of our organization around our core business objectives and realignment of our sales force, professional services and general and administrative functions. The workforce reductions could temporarily impact our remaining employees, including those directly responsible for sales, which may affect our future revenues.  In addition, the failure to retain and effectively manage remaining employees could increase our costs, and hurt our development and sales efforts.  Additionally, these changes might affect our ability to close revenue transactions with our customers and prospects.  Failure to achieve the desired results of our strategic initiatives could harm our business, operating results and financial condition.

Our industry is highly competitive and has low barriers to entry, and we cannot assure you that we will be able to compete effectively.

Because the market for business-to-business e-commerce solutions is extremely competitive, we may suffer a loss of business and a reduction in the prices we can charge for our products and services. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. There are relatively low barriers to entry in the e-commerce market, and competition from other established and emerging companies may develop in the future. In addition, our customers and partners may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could harm our business, operating results or financial condition. Our competitors include Ariba, Freemarkets, i2, Oracle, PeopleSoft, SAP, VerticalNet and WebMethods, among others. Our Global Services division competes against many consulting companies, including many of our integration partners.  Certain of these competitors jointly offer business-to-business e-commerce solutions to potential customers. These joint efforts could intensify the competitive pressure in our market. Many of our competitors, and new potential competitors may have a longer operating history, more experience developing Internet–based software and end-to-end purchasing solutions, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than we have. In addition, competitors may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services. The business-to-business e-commerce solutions offered by competitors may be perceived by buyers and suppliers as superior to ours. Some of the companies with whom we have strategic relationships, such as SAP, compete with us in certain areas and may continue to compete with us.

Our services revenue and operating results will suffer if we are not able to maintain our prices and utilization rates for our professional services.

The rates we are able to charge for our professional services and the utilization, or chargeability, of our professional services organization are a large component of our overall gross margin, and therefore our operating results. Accordingly, if we are not able to maintain the rates we charge for our professional services or an appropriate utilization rate for our professionals, we will not be able to sustain our gross margin and our operating results will suffer. The rates we are able to charge for our professional services are affected by a number of factors, including our customers’ perceptions of our ability to add value through our professional services, competition, the introduction of new services or products by us or our competitors, the pricing policies of our competitors and general economic conditions. Our utilization rates are also affected by a number of factors, including seasonal trends, primarily as a result of our hiring cycle and holiday and summer vacations, our ability to transition employees from completed projects to new engagements, our ability to forecast demand of our professional services and thereby maintain an appropriate headcount, and our ability to manage attrition.

Our gross margins may decline.

In most cases, our license revenues have a higher gross margin percent than our services revenues.  Thus, to the extent services revenues increase as a percentage of our total revenues, our overall gross margin will likely decline. As a result of our acquisition of AppNet Inc., a provider of end-to-end Internet professional services, our services revenues have increased as a percentage of our total revenues in 2001. If we are not successful in increasing revenues from license fees, or we are not successful in increasing the gross margin of our services fees, our overall gross margins will suffer. Our expenses related to the cost of licenses sold are relatively fixed in the near term, and if our license revenues continue to decline any further, such a decline would have a disproportionately adverse impact on our gross margins reported in the near term.

The development of e-marketplaces or exchanges entails certain risk for us.

Our strategy of establishing and promoting the Global Trading Web and facilitating the development and operation of e-marketplaces is unproven and may not be successful. The companies that are using our software and services to establish e-marketplaces have encountered and may continue to encounter delays in launching their e-marketplaces, in fully deploying these e-marketplaces and in achieving supplier participation in their e-marketplaces. Additionally, although our technology architecture is designed to support the development of trading communities that can operate with each other, these marketplaces may not in fact operate with each other or may do so in an unsatisfactory manner.

Although our business model is increasingly focused on enterprise solutions, our strategy of facilitating the development and operation of large trading exchanges continues to entail particular risks for us. These risks include:

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

•               and all of the other risks of creating such e-marketplaces described elsewhere in this Risk Factors section.

If these e-marketplaces are not successful, we may not generate all of the expected benefits from our development efforts, including transaction and other network-services fees.  In addition, the establishment and operation of these exchanges may raise issues under U.S. and foreign antitrust laws. To the extent that U.S. or foreign antitrust regulators take adverse action or establish rules or regulations with respect to any exchange or business-to-business e-commerce exchanges in general, the establishment and growth of such exchanges may be delayed. If our e-marketplaces are not successful, our business, operating results and financial condition will suffer.

We face credit risks because of the concentration and nature of some of our customers.

Some of our customers are small emerging growth companies with limited credit operating histories that are operating at a loss and have limited access to capital.  With the significant downturn in the economy and uncertainty relating to the prospects for near-term economic growth, some of these customers may represent a credit risk.  In addition, a small number of our customers account for a significant amount of our accounts receivable.  At December 31, 2001, two customers accounted for 13% and 12% of our gross accounts receivable balance.  At December 31, 2000, no customer accounted for more than 10% of our gross accounts receivable balance.  If our customers experience financial difficulties, we may have difficulty collecting on our accounts receivable and our cash position would suffer.

We depend upon continuing our relationship with third–party systems integrators who support our solutions.

Our success depends upon the acceptance and successful integration by customers and their suppliers of our products. Our current and potential customers, and their related suppliers, often rely on third–party systems integrators such as Accenture, Computer Sciences Corporation, PricewaterhouseCoopers and others to develop, deploy and manage their business-to-business e-commerce platforms and solutions. We and our customers will need to continue to rely on these systems integrators, particularly in light of the recent down sizing of our Global Services division, which competes with these systems integrators to some extent. If large systems integrators stop supporting  our solution or committing resources to us, or if any of our customers or suppliers are not able to successfully integrate our solution, or if we are unable to adequately train our existing systems integration partners, our business, operating results and financial condition could suffer.

In addition, we cannot control the level and quality of service provided by our current and future third-party integrators.  While our agreements with those integrators normally include provisions designed to ensure quality, those provisions are often difficult to enforce and cannot guarantee acceptable quality in all cases.  If our customers experience quality problems arising from installation of our software by these third parties, we may experience negative customer reactions, adverse publicity, or even legal claims.  If such problems are significant, our reputation, financial condition and ultimately our business may be harmed.

Our strategy of reselling through our strategic relationships may not be successful.

We have established strategic relationships with companies that resell and distribute our products to our customers. This strategy is unproven and, to date, some of our partners have been unsuccessful in reselling our products.  In addition, because many of our resellers are operators of e-marketplaces, their ability to resell our products will suffer if they are unsuccessful in generating customers for their e-marketplaces or funding their continued operations. If any of our current or future resellers are not able to successfully resell our products, our business will suffer.

Our executive officers and certain key personnel are critical to our business and these officers and key personnel may not remain with us in the future.

Our future success depends upon the continued service of our executive officers and other key personnel, and none of our current executive officers is bound by an employment agreement for any specific term. Any of our officers may leave our organization in the future. In particular, the services of Mark Hoffman, our Chairman of the Board and Chief Executive Officer and Dennis Jones, our Vice Chairman of the Board and President, would be difficult to replace. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition may be seriously harmed.

We may not be able to retain and hire qualified personnel.

Our future performance depends on the continued service and our ability to hire our management, engineering, sales and marketing personnel.  Our ability to retain key employees may be harder, given recent adverse changes in our business, particularly since the market price of our common stock has fluctuated and declined substantially since our initial public offering in July 1999.  In addition, new hires may require extensive training before they achieve desired levels of productivity.  We may fail to retain our key employees or to attract other highly qualified personnel.

Managing growth and reductions in a changing environment could strain our management and other resources.

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process.  Our workforce and expenditures have grown rapidly and been reduced rapidly in the past two years.  These changes place a strain on our managerial resources and make planning more difficult.  While we manage these rapid changes, we must also compete effectively and manage our operations by maintaining and enhancing our financial and accounting systems and controls, and integrating new and existing personnel.  We also expect that we will be required to manage an increasing number of relationships with various customers and third parties.  If we cannot effectively manage and plan in this rapidly changing environment, our operations would suffer.

We may not be able to integrate acquisitions into our business effectively.

As part of our business strategy, we have made and expect to continue making acquisitions of businesses that offer complementary products, services and technologies.  We have limited experience with business acquisitions, and may not acquire such businesses on favorable terms or be able to integrate such organizations into our business successfully. For example, we recently engaged in divestures of certain business units acquired in the AppNet acquisition that were not integrated into our overall strategy of developing and implementing our core products. Our acquisitions are subject to the risks commonly encountered in acquisitions of businesses, including, among other things:

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

Further, our acquisitions and investments may have negative financial consequences.  For example, we recently recognized a substantial impairment of goodwill and other intangible assets related to the AppNet and CommerceBid acquisitions and may recognize additional impairments in the future.  Relevant risks include:

•                    the possibility that we pay more than the acquired business is worth;

•                    potentially dilutive issuances of equity securities;

•                    incurrence of contingent liabilities;

•                    increased net loss resulting from the purchase method of accounting for acquisitions, under which we incur amortization expenses related to certain intangible assets and deferred stock compensation; and

•                    one-time write-offs, such as those for in-process research and development or impairment of intangibles and other long-lived assets.

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

Because our business is extensively international, we face numerous obstacles in other countries.

Our business relies heavily on our international operations to manage our international sales.  International business involves inherent difficulties that may affect us, including:

•                    unexpected changes in regulatory requirements and tariffs;

•                    the impact of recessions in economies outside the United States; the global impact of armed or political conflicts; political instability;

•                    seasonal reductions in business activity; difficulties in staffing and managing foreign offices as a result of, among other things, distance, language, costs and cultural differences; longer payment cycles and greater difficulty in accounts receivable collection;

•                    price controls or other restrictions on foreign currency; potentially harmful tax consequences, including withholding tax issues; fluctuating exchange and tariff rates;

•                    difficulty in protecting intellectual property; difficulties in obtaining export and import licenses;

•                    foreign antitrust regulation; and

•                    inadequate technical and other infrastructure.

We also have only limited experience in marketing, selling, implementing and supporting our products and services outside the United States.  These difficulties may adversely affect our business.

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

Product liability claims or other claims regarding the performance of our products may be harmful to our reputation and business.

We may be subject to product liability claims or other claims regarding the performance of our products, even though our license agreements typically seek to limit our exposure to such claims, because the contract provisions of our license agreements may not be sufficient to preclude all potential claims. Additionally, our general liability insurance may be inadequate to protect us from all liabilities that we may face. We could be required to spend significant time and money litigating these claims, or where necessary, to pay significant damages.  Such claims could also result in lost revenues, adverse publicity and negative customer reaction.  As a result, any claim, whether successful or not, could harm our reputation, operating results, financial condition and ultimately our business.

We may have potential liability to clients who are dissatisfied with our professional services.

We design, develop, implement and manage e-commerce solutions that are often crucial to the operation of our clients’ businesses. Defects in the solutions we develop could result in delayed or lost revenues, adverse customer reaction and negative publicity or require expensive corrections, any of which could have a material adverse effect on our business, financial condition or results of operations. Clients who are not satisfied with these services could bring claims against us for substantial damages. The successful assertion of one or more large claims that are uninsured, exceed insurance coverage or result in changes to insurance policies, including premium increases, could have a material adverse effect on our business, financial condition or results of operations.

If third parties claim that we infringe upon their intellectual property rights, our ability to use certain technologies and products could be limited and we may incur significant costs to resolve these claims.

Our business depends upon intellectual property, and litigation regarding intellectual property rights is common in the Internet and software industries. Intellectual property ownership issues may be complicated by the fact that our Global Services division frequently develops intellectual property for its clients and, in order to carry out projects, frequently receives confidential client information.  If an intellectual property infringement claim is filed against us, we may be prevented from using certain technologies and may incur significant costs to resolve the claim.  In addition, we generally indemnify customers against claims that our products infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We or our customers may not be able to obtain necessary licenses from third parties at a reasonable cost, or at all.

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

Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. We must comply with new regulations in both Europe and the United States, as well as any other regulations adopted by other countries where we may do business. The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, as well as new laws governing the taxation of Internet commerce. Compliance with any newly adopted laws may prove expensive and may harm our business, operating results and financial condition.

Security risks of e-commerce may deter future use of our products and services.

A fundamental requirement to conduct business-to-business e-commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of e-marketplaces, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may not be sufficient to prevent a compromise or breach of the algorithms we use to protect content and transactions on e-marketplaces or proprietary information in our databases. In addition to our own security systems, our Global Services division relies on encryption and authentication technology licenses from third parties. Unauthorized access, computer viruses, or the accidental or intentional acts of Internet users, current and former employees or others could jeopardize the security of confidential information and create delays or interruptions in our services or operations, including our Global Services e-business outsourcing centers. We have in the past been impacted by global computer viruses, such as NIMDA and the Code Red viruses, and have incurred  costs to resolve such viruses.  In the future, we may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. In addition, such disruptions or breaches in security could result in liability and in the loss of existing clients or the deterrence of potential clients or transactions.

We may not have adequate back-up systems, and a disaster could damage our operations.

We are in the process of creating a disaster recovery plan and do not have fully redundant systems for service at an alternate site. A disaster could severely harm our business because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems in our principal facilities in Pleasanton and Cupertino, California, which exist on or near known earthquake fault zones. We also depend upon third parties to host most  e-marketplaces and some of these third parties are also located in the same earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. In addition, our facilities in California could be subject to electrical blackouts if California faces another power shortage similar to that of 2001.  Although we do have a backup generator, which  would  maintain critical operations, this generator could fail. Furthermore, blackouts could disrupt the operations of our affected facilities.  Disruptions in our internal business operations, Commerce One.net, or any of our hosted facilities could harm our business by resulting in delays, disruption of our customers’ business, loss of data, and loss of customer confidence.

Failure to expand Internet use could limit our future growth.

Our business depends upon use of the Internet as an effective medium of business-to-business commerce.  The failure of the Internet to continue to develop as a commercial or business medium for significant numbers of buyers and suppliers to conduct business commerce  would harm our business, operating results and financial condition. In addition, the growth of the market for our services depends upon improvements being made to the entire Internet as well as to our individual customers’ networking infrastructures, to alleviate overloading and congestion. If these improvements are not made, the ability of our customers to use  our solution will be hindered, and our business, operating results and financial condition may suffer.

We may lose money in other companies we have invested in.

We have and may continue to invest  in numerous technology companies, usually in connection with license contracts and arrangements. In particular, we have invested in various privately held companies, many of which are still in the start-up or development stage. These investments are inherently risky because the markets for technologies or products they have under development are typically in the early stages and may never develop. We have incurred losses in the past and, in 2001, we recorded investment losses of approximately $24.5 million related to investments in these companies. Due to the recent economic and market downturn, particularly in the United States, and difficulties that may be faced by some of these companies, our investment portfolio could be further impaired.

Provisions of our charter documents and Delaware law could make it more difficult for a third party to acquire us.

Our certificate of incorporation and bylaws contain provisions which could make it harder for a third party to acquire us without the consent of our Board of Directors. Among other things, our Board of Directors has adopted a shareholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquirer. In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the Board of Directors. We also have entered into agreements with some of our strategic investors that, to an extent, limit their ability to attempt to acquire us without board approval. All of these provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

Changes in accounting standards and in the way we charge for licenses could affect our future operating results.

In October 1997, the American Institute of Certified Public Accountants issued its Statement of Position 97-2, “Software Revenue Recognition,” and later amended its position by its Statement of Position 98-4 and Statement of Position 98-9. Based on our interpretation of the AICPA’s position, we believe our current revenue recognition policies and practices are consistent with Statement of Position 97-2, Statement of Position 98-4 and Statement of Position 98-9. However, interpretations of these standards continue to be issued by the accounting standard setters. Future interpretations could lead to unanticipated changes in our current revenue recognition practices, which could materially adversely affect our business, financial condition and operating results.

Accounting standard setters, including the Securities and Exchange Commission and the Financial Accounting Standards Board, are also currently reviewing the accounting standards related to other areas. Any changes to these accounting standards, or the way these standards are interpreted or applied, could require us to change the way we account for any other aspects of our business in a manner that could adversely affect our reported financial results.

ITEM 2.                        DESCRIPTION OF PROPERTY

We lease office space in approximately 20 cities in North America and 20 cities in a variety of international markets. Our corporate headquarters is located in Pleasanton, California, where we currently occupy approximately 160,000 square feet of office space. We currently sublease an aggregate of approximately 79,000 square feet of office space to third parties, and have an additional 291,000 square feet of office space available for sublease.  We believe our current facilities will be adequate to address our space needs through at least the end of 2002.

ITEM 3.                        LEGAL PROCEEDINGS

On June 19, 2001, a putative securities class action, captioned Cameron v. Commerce One, Inc., et al., Civil Action No. 01-CV-5575, was filed against the Company, several company officers and directors (the “Individual Defendants”), and three underwriters in the Company’s initial public offering (“IPO”), in the U.S. District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 (“Securities Act”) against all defendants, a violation of Section 15 of the Securities Act and Section 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Individual Defendants, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001.

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

Additional lawsuits were filed making substantially identical allegations to those in the Cameron and Market Street Securities complaints.  Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other companies.  The lawsuits against the Company have been coordinated for pretrial purposes with these other related lawsuits, and have been assigned the collective caption In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92.  The coordinated pretrial proceedings are presently being overseen by Judge Shira A. Scheindlin.  As of March 27, 2002, no briefing schedule has been established regarding the lawsuits against the Company.  The Company believes it has meritorious defenses to these securities lawsuits and will defend itself vigorously.

From time to time the Company is involved in other disputes and litigation in the normal course of business.

The Company does not believe that the outcome of any of these disputes or litigation will have a material effect on the Company’s financial condition or results of operations. However, an unfavorable outcome of some or all of these matters could have a material effect on the Company’s financial position or results of operations.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.                        MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ National Market under the symbol “CMRC.” The price per share reflected in the table below represents the range of low and high sale prices for our common stock as reported on the NASDAQ National Market commencing January 1, 2000 for the quarters indicated.

	High	Low
Fiscal 2000:
Quarter Ended March 31, 2000	$137.81	$67.75
Quarter Ended June 30, 2000	$71.81	$33.69
Quarter Ended September 30, 2000	$84.13	$38.38
Quarter Ended December 31, 2000	$82.38	$17.94
Fiscal 2001:
Quarter Ended March 31, 2001	$36.47	$7.81
Quarter Ended June 30, 2001	$13.94	$2.99
Quarter Ended September 30, 2001	$5.60	$2.09
Quarter Ended December 31, 2001	$4.24	$2.38

The information above reflects a three-for-one stock split and a two-for-one stock split on December 23, 1999 and April 19, 2000, respectively, effected in the form of a stock dividend to each stockholder of record as of December 3, 1999 and March 13, 2000, respectively.

We have never paid cash dividends on our capital stock. We currently intend to retain any earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

The closing price of Commerce One’s common stock as reported on the NASDAQ National Market on March 1, 2002 was $1.84.  As of March 1, 2002, we had 1,690 stockholders of record of our common stock and a substantially greater number of beneficial owners of our common stock.

ITEM 6.                        SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENT OF OPERATIONS DATA: (In thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2001	2000	1999	1998	1997
Revenues:
License fees	$130,917	$223,277	$24,571	$1,633	$742
Services	277,652	178,519	8,986	930	1,004

Total revenues (1)	408,569	401,796	33,557	2,563	1,746
Costs and expenses:
Cost of license fees (2)	662,315	14,910	484	—	—
Cost of services	228,023	139,746	15,586	4,369	2,887
Sales and marketing	183,412	168,647	31,546	13,108	6,055
Product development	118,159	102,676	20,496	6,839	2,172
General and administrative	116,621	43,236	5,050	1,941	1,805
Purchased in-process research and development	4,548	5,142	9,374	—	—
Stock compensation	98,302	39,820	2,324	1,102	—
Restructuring costs and other	126,605	—	—	—	—
Amortization of goodwill and other intangible assets	332,789	233,183	11,133	—	—
Impairment of intangible assets and equity investments	1,120,464	—	—	—	—
Total costs and expenses	2,991,238	747,360	95,993	27,359	12,919
Loss from operations	(2,582,669)	(345,564)	(62,436)	(24,796)	(11,173)
Interest income and other, net	7,571	7,017	3,302	156	9
Net loss before income taxes	(2,575,098)	(338,547)	(59,134)	(24,640)	(11,164)
Provision for income taxes	9,001	6,400	4,188	—	—
Net loss	$(2,584,099)	$(344,947)	$(63,322)	$(24,640)	$(11,164)

Basic and diluted net loss per share	$(10.30)	$(2.05)	$(0.74)	$(1.35)	$(0.70)
Shares used in calculation of basic and diluted net loss per share	250,838	168,065	86,054	18,318	16,074

(1)	Revenues from related parties	$97,741	$52,512	$2,078	$—	$—
(2)	Includes charges for the impairment and amortization of the Technology Agreement with Covisint (see Note 11 of Notes to Consolidated Financial Statements)	$647,500	$5,700	$—	$—	$—

Certain previously reported amounts for the year ended December 31, 2000 have been reclassified to conform to the current presentation format.

BALANCE SHEET: (In thousands)

	DECEMBER 31,
	2001	2000	1999	1998	1997
Cash, cash equivalents and short term investments	$288,153	$341,440	$124,606	$15,138	$9,367
Working capital	194,671	245,963	77,480	11,777	7,194
Total assets	826,662	3,070,555	384,610	20,507	11,664
Long term liabilities	56,005	4,339	262	1,896	1,096
Redeemable convertible preferred stock	—	—	—	50,432	20,650
Total stockholder’s equity (deficit)	$623,815	$2,799,411	$316,721	$(37,011)	$(13,040)

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Background

Commerce One is a provider of business-to-business electronic commerce solutions that link buyers and suppliers of goods and services into trading communities over the Internet and Intranets.  Recently our business model has increasingly shifted focus toward enterprise software solutions (i.e., sales of solutions to companies for their internal use) in addition to our historical focus on trading communities.

We were founded as Distrivision in 1994, changed our name to Commerce One in 1997, and re-incorporated into Delaware in 1999.  On July 11, 2001, we completed our reorganization into a holding company structure.  As part of the reorganization, the stockholders of the “old” Commerce One (now our wholly-owned subsidiary Commerce One Operations, Inc.) became stockholders of the “new” Commerce One.  The financial results reported in this Annual Report on Form 10-K include, as applicable, the financial results of Commerce One after the reorganization and the historical financial results of Commerce One Operations prior to the reorganization.  The reorganization is described more fully in Note 11 of Notes to Consolidated Financial Statements.

Source of Revenues

We generate revenues from multiple sources. License fees are generated from licensing our software solutions to end-user organizations, third-party product distributors and resellers.  Services revenues are generated from professional consulting, software maintenance, application hosting, transaction and subscription fees, revenue-sharing arrangements with partners, and other related services. Revenues from transactions, subscription fees and revenue-sharing arrangements have not been a significant portion of total services revenues to date.

We recently downsized our Global Services division, which provides professional services to third parties, through reductions in force and divestitures. Although in recent quarters our services revenue has been a substantial portion of our overall revenue, we expect a substantial decrease in service revenue over the next few quarters as a result of the downsizing.

The portion of our license and service revenues attributable to sales outside the United States continues to be a substantial portion of our overall revenues, although it has decreased in the past year. In 2001, approximately 34% of our license and service revenues were derived from sales outside United States, compared to 44% in 2000.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an on-going basis, we evaluate estimates, including those related to revenue recognition, software product returns, warranty obligations, uncollectible accounts receivable and long-lived assets.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amount and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change.

We believe that these significant judgments affect the following critical accounting policies used in the preparation of our consolidated financial statements.

Revenue recognition

Our revenue recognition policies are consistent with Statement of Position 97-2 “Software Revenue Recognition,” as modified by Statement of Position 98-9.

Revenues from license agreements for our software products are recognized upon delivery of the software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable. If an acceptance period is required, license revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. When our software is licensed to third parties through indirect sales channels, generally license fees are recognized as revenue, under the “sell-through method,” when the criteria described above have been met and the reseller has sold the software to an end user customer. While generally we do not license software under barter or concurrent arrangements, whenever software has been licensed under such arrangements, we have recognized revenue equal to the net monetary amounts to be received by us.

We reduce license revenue to reflect estimated product returns. While as a matter of contract and general practice, we do not accept the return of software products after the expiration of any acceptance periods, unforeseen contractual disputes with customers may require us to accept the return of a product. Should our actual product returns differ from estimates, revisions to the product return allowance would be required.

We charge estimated product warranty costs to cost of licenses at the time revenue is recognized.  While we engage in extensive product quality programs and processes prior to the release of software, unforeseen product errors may exist in our products that may require us to incur costs to correct or replace the affected products.  Should our actual costs differ from our estimates, revisions to the estimated warranty costs would be required.

Revenues from professional services contracts are recognized on the percentage-of-completion method, with costs and estimated profits recorded as work is performed.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability, including final contract settlements, may result in revisions to costs and revenues, which are recognized in the period in which the revisions are determined.

If a customer transaction includes both software license and services elements, or the rights to multiple software products, the total arrangement fee is allocated to each of the elements using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of the fair values of such undelivered elements and the residual amounts of revenue are allocated to the delivered elements.

Revenue is recognized using contract accounting for arrangements involving significant customization or modifications of the software or where professional services are considered necessary to the functionality of the software. Revenue from these software and services arrangements is recognized using the percentage-of-completion method.

Software maintenance revenues and subscription fees are recognized ratably over the term of the related contract, typically one year.

Network service fees (transaction fees, hosting fees and revenue sharing), have not been significant and are not expected to be material in the future.  Revenues related to transaction fees and revenue sharing are recognized as earned based on customer transactions.  Revenues related to hosting fees are recognized ratably over the term of the related contracts, typically one year.

Deferred revenue consists of license fees for which revenue has been deferred and prepaid fees for services, subscription fees, and maintenance and support agreements.

Allowance for uncollectible accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make such payments, increases in the allowance may be required.  During 2001, we increased our allowance for doubtful accounts due to an increase in managements’ estimate of uncollectible amounts due from customers.

Long-lived assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” we periodically assess the carrying value of our long-lived assets including property, plant and equipment, goodwill, our Technology Agreement with Covisint and other identified intangible assets for impairment.  An impairment assessment is performed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Impairment indicators include, but are not limited to, our net book value as compared to market capitalization, significant negative industry and economic trends, a significant decline in our stock price for a sustained period and significant under performance relative to historical and projected future operating results.  In assessing the recoverability of the current carrying value of goodwill and other intangible assets, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.  In 2001, we recorded impairment charges related to certain prior acquisitions and a technology agreement we entered into with Covisint.

Effective as of January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and are now required to analyze goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter.  Effective as of January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company will apply the provisions of SFAS No. 144 prospectively.

Stock Option Exchange Program

On March 5, 2001, we announced a voluntary stock option exchange program for our employees.  Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date.  The elections to cancel options were effective on April 6, 2001.  The exchange resulted in the voluntary cancellation by 2,307 employees of options to purchase 24,585,051 shares of common stock with exercise prices ranging from $1.00 to $104.44 per share in exchange for the same number of replacement options.  The replacement options were granted on October 8, 2001 at an exercise price of $2.81 per share of common stock, and have the same terms and conditions as each optionee’s cancelled options, including the historical vesting schedule and expiration date of the cancelled options.  Employees were eligible to participate in the program; non-employee Board members, former employees and consultants were ineligible to participate.  We did not incur any compensation charge in connection with the program.

Relationship with SAP

Commercial Relationship

On September 18, 2000, we entered into a strategic alliance agreement with SAP and SAPMarkets (collectively, “SAP”) to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications.  This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party.  The amount of the royalty was generally based on a percentage of the total license fee paid by the customer.

During 2001, Commerce One and SAP amended these agreements to provide for different rights to resell certain technology included in the jointly developed products and for varying royalty rates and maintenance fees depending on the particular product, category of customer and other factors.

Effective January 1, 2002, we amended our strategic alliance agreement with SAP to simplify its royalty payment provisions and to provide that SAP will have an unlimited right to resell the jointly developed products, in addition to a right to resell certain other Commerce One technology on an OEM basis, during the first three quarters of 2002 in return for an aggregate fee of approximately $20.7 million, comprised primarily of license fees, as well as associated maintenance and support.  These fees will be credited against SAP’s prior pre-payments to Commerce One, which have been recorded by Commerce One as deferred revenue, and the license fees will be recognized ratably over the three-quarter period. The amendment provides that during this three-quarter period, Commerce One will pay SAP a royalty based upon a fixed percentage of the total license fee for jointly developed products sold by Commerce One. The amendment further provides that the royalty payments for such rights shall be renegotiated by the parties prior to September 30, 2002 and the agreement will default to the historical royalty structure in the event the parties fail to agree on a new payment schedule by that date.

The amendment further provides that each of the parties intend to phase out the jointly developed Enterprise Buyer procurement products and replace such products over time with its own successor procurement products.  As a result, we anticipate that corresponding revenues received by Commerce One from SAP for the sale of such products will decline in the future as the parties’ shift their focus to their respective procurement products.  We further anticipate that revenues from the MarketSet product, primarily targeted at the e-marketplace sector, may decline over time as we shift our focus to our other enterprise applications.

Equity Relationship

At the time we entered into the strategic alliance agreement with SAP in 2000, we sold 5,059,546 shares of our common stock to SAP for an aggregate purchase price of approximately $250 million.

Subsequently, in 2001, we sold an additional 47,484,767 shares of our common stock to SAP for an aggregate purchase price of approximately $225 million.

In connection with our issuance of common stock to SAP, we entered into various agreements that restrict SAP’s ability to acquire more than 23% of our outstanding common stock or otherwise attempt to acquire control of Commerce One, restrict its transfer the shares of common stock it purchased from us and, in very limited ways, affect SAP’s ability to votes its shares of our common stock.  We also granted SAP certain rights to require us to register the resale of its shares of our common stock, certain pro rata rights to acquire additional shares of our common stock and the right to have a designee appointed to our board of directors or to send an observer to our board of directors meetings.  As of March 30, 2002, SAP has not exercised its right to have such a designee appointed, but has exercised its right to send an observer to our board of directors meetings.

As of December 31, 2001, through its purchases from us and on the open market, SAP owned approximately 20% of our outstanding common stock.

Revenues Resulting from Royalty Arrangements with SAP

SAP has been instrumental in assisting us with selling our jointly developed products, MarketSet and Enterprise Buyer, to its customer base.  We receive royalty payments from SAP whenever SAP sells these joint products to their customers.  In these instances, SAP typically licenses the product to its customer and the sale is documented by an agreement between SAP and the customer.  Commerce One and SAP have taken this approach for a variety of reasons, including administrative efficiency, particularly where the customer had an existing license relationship with SAP.  When Commerce One and SAP take this approach, we record the royalty payment received from SAP in connection with the sale to the customer as revenues received from SAP.

SAP’s royalty payments to us constituted a substantial portion of our revenues in 2001 and 2000.  In 2001 and 2000, SAP reported royalties to us of  approximately $79.1 million and $44.6 million, respectively, of which license revenues were approximately $68.3 million and $44.1 million, respectively.  As described above under the terms of the amended strategic alliance agreement with SAP, effective January 1, 2002, SAP will have an unlimited right to resell the jointly developed products, in addition to a right to resell certain other Commerce One technology on an OEM basis, during the first three quarters of 2002, in return for aggregate fees of approximately $20.7 million, comprised primarily of license fees, as well as associated maintenance and support.  These fees will be credited against SAP's prior prepayments to Commerce One, which have been recorded by Commerce One as deferred revenue, and the license fees will be recognized ratably over the three-quarter period.

SAP has historically made non-refundable royalty prepayments to us, which we have recorded as deferred revenue as payments are received.  As SAP incurs the obligation to pay royalties to us, these royalties are credited against this deferred revenue.  Prepayments received from SAP and included in deferred revenue totaled approximately $33.8 million and $35.9 million as of December 31, 2001 and 2000, respectively.

When we license one of the jointly developed products to our customers, we pay a royalty to SAP in connection with the sale.  We record the royalty payments due to SAP as a reduction of license or support revenue, as appropriate.  In 2001 and 2000, we made royalty payments to SAP of approximately $16.9 million and $10.5 million, respectively.

We anticipate that SAP’s contribution to our license revenues will decline over time as Commerce One and SAP substitute the Enterprise Buyer procurement products with the parties’ respective successor procurement products and as we increase our focus on developing, marketing and selling our enterprise applications.

To a lesser extent, we have also generated revenue from our relationship with SAP by performing professional services as a subcontractor to SAP, primarily on software implementation engagements where we have jointly sold MarketSet or Enterprise Buyer to an SAP customer. SAP has also completed professional services for us by acting as a subcontractor, primarily in relation to the jointly sold MarketSet or Enterprise Buyer products.  We also expect these revenues and expenses to decline over time.

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the Company expressed as a percentage of total revenues for the years ended December 31, 2001, 2000 and 1999. The Company’s historical operating results are not necessarily indicative of the results for any future period.

COMMERCE ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
Revenues:
License fees	32%	56%	73%
Services	68%	44%	27%
Total revenues	100%	100%	100%
Costs and expenses:
Cost of license fees	162%	4%	1%
Cost of services	56%	35%	47%
Sales and marketing	45%	42%	94%
Product development	29%	25%	61%
General and administrative	29%	11%	15%
Purchased in-process research and development	1%	1%	28%
Stock compensation	24%	10%	7%
Restructuring costs and other	31%	—	—
Amortization of goodwill and other intangible assets	81%	58%	33%
Impairment of intangible assets and equity investments	274%	—	—
Total costs and expenses	732%	186%	286%
Loss from operations	(632)%	(86)%	(186)%
Interest income and other, net	2%	2%	10%
Provision for income taxes	2%	2%	13%
Net loss	(632)%	(86)%	(189)%

YEARS ENDED DECEMBER 31, 2001, 2000 and 1999.

Revenue

Total revenues for 2001 increased to approximately $408.6 million compared to $401.8 million for 2000 and $33.6 million for 1999.

License revenues for 2001 decreased to approximately $130.9 million compared to $223.3 million for 2000.  License revenues increased in 2000 when compared to license revenues of $24.6 million in 1999.  In 2001, the decrease in license revenues primarily resulted from a significant slowdown in technology orders spending coupled with a general economic downturn, a significantly longer sales cycle and significantly fewer opportunities to license e-marketplaces resulting in fewer and lower priced customer orders.

Service revenues for 2001 increased to $277.7 million compared to $178.5 million in 2000 and $9.0 million in 1999. The percentage of our revenues attributable to professional services in 2001 increased significantly compared to 2000.  This resulted primarily from the acquisition of AppNet, a professional services company, in September 2000, and due to a lesser extent from an increase in both software maintenance and hosting services revenues.  Following our acquisition of AppNet, we consolidated its operations into our Global Services division.  Global Services provides services in connection with the implementation of our software products.  The increase in the percentage of our revenues attributable to professional services resulted in a decline in our overall gross margin percentage because services revenues carry a significantly lower gross margin than license revenues.  If this percentage increases in the future, our gross margins will decline further.

We recently downsized our Global Services division through reductions in force and divestitures and, although in recent quarters our services revenues have been a substantial portion of our overall revenues, we expect a substantial decrease in service revenues over the next few quarters as a result of the downsizing.

Royalty payments received from our strategic alliance with SAP constituted a substantial portion of our total revenues during the years 2001 and 2000.  Total revenues received from SAP were approximately $79.1 million and $44.6 million for the years 2001 and 2000, respectively, of which license revenues were approximately $68.3 million and $44.1 million for the years 2001 and 2000, respectively.

Cost of Revenues

Cost of revenues consisting of cost of services and cost of licenses were approximately $890.3 million, or 218% of total revenues, in 2001; $154.7 million, or 39% of total revenues, in 2000; and $16.1 million, or 48% of total revenues, in 1999.

Cost of license fees was $662.3 million for 2001, compared to $14.9 million for 2000 and $0.5 million for 1999. In 2001, cost of license fees was primarily composed of charges related to the impairment of the Technology Agreement with Covisint of approximately $592.3 million and the amortization of the cost of the Technology Agreement with Covisint of approximately $55.2 million.  In 2000 cost of license fees included charges related to the amortization of the cost of Technology Agreement with Covisint of approximately $5.7 million.  We currently estimate that the amortization of the Technology Agreement with Covisint will be approximately $5.8 million per quarter over the remaining nine-year term of the agreement.  The Technology Agreement with Covisint is discussed more fully in Note 11 of Notes to Consolidated Financial Statements.

Cost of services, which primarily consists of consulting, software maintenance and training costs, was $228.0 million for 2001, $139.7 million for 2000 and $15.6 million for 1999. The increase in cost of services resulted primarily from an increase in personnel-related expenses due to the hiring and training of consulting, support and training personnel in the United States, Europe and Asia Pacific and personnel related expenses resulting from increased headcount due to the acquisition of AppNet in September 2000.

As of December 31, 2001 the overall number of employees working in our Global Services division was 640, a significant decrease from 1,992 as of December 31, 2000.  Consistent with the decrease in the size of our professional services organization, we expect a decline in professional services costs over the next few quarters.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $183.4 million for 2001, $168.6 million for 2000 and $31.5 million for 1999. The increase in 2001 was primarily attributable to an overall increase in the average number of sales and marketing personnel during the year as well as an increase in marketing related activity related to product user conferences held during the year.  The number of employees engaged in sales and marketing was 395 at December 31, 2001 compared to 642 at December 31, 2000 and 146 at December 31, 1999. We expect that sales and marketing expenses will decrease substantially over the next year primarily due to a decrease in the number of employees in this area as part of our corporate restructuring.

Product-Development Expenses

                Product-development expenses consist primarily of personnel and related costs associated with our product-development efforts. Product-development expenses were approximately $118.2 million for 2001, $102.7 million for 2000 and $20.5 million for 1999.  The increase in product-development expenses was primarily attributable to an overall increase in the average number of product-development personnel employed during the year and increased consulting-related expenses to support development of our products.

The overall number of employees engaged in product-development increased slightly to 588 at December 31, 2001, compared to 561 at December 31, 2000 and 158 at December 31, 1999. We do not expect product-development expenses to increase substantially over the next year.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses were approximately $116.6 million for 2001, $43.2 million for 2000 and $5.1 million for 1999. The increase in 2001 was primarily attributable to an overall increase in the average number of general and administrative personnel employed during the year, due to among other things our acquisition of AppNet in September 2000, an increase in various accounting and legal costs associated with operating our business and an increase in bad debt expense charged during the year for certain uncollectible customer accounts.  The number of employees engaged in general and administrative functions was 273 at December 31, 2001, compared to 571 at December 31, 2000 and 90 at December 31, 1999. We expect general and administrative expenses will decrease over the next year due primarily to an expected decrease in the average number of employees in this area as part of the corporate restructuring.

Purchased In-Process Research and Development

In May 2001, we acquired Exterprise, a provider of platform solutions that enable the development and deployment of e-commerce applications for corporations.  The acquisition was structured as a common stock for common stock merger and was accounted for as a purchase transaction.  The purchase consideration was approximately $66.3 million, consisting of 7.2 million shares of common stock with a fair value of approximately $60.7 million, assumption of option to acquire approximately 258,000 shares of common stock with a fair value of $2.5 million and transaction costs of approximately $3.1 million.

We estimated that approximately $4.5 million of the $66.3 million purchase consideration represented purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use.  Accordingly, this amount was charged to operations in 2001.

The total purchase cost for the Exterprise acquisition has been allocated to the acquired assets and assumed liabilities based upon estimates of their fair value.  The following table depicts the total purchase cost and the allocation thereof (in thousands):

Cash	$554
Accounts receivable	106
Assumed liabilities	(6,103)
Deferred compensation	2,181
Intangible assets:
Assembled workforce	3,508
Purchase technology	5,187
Patents	1,018
Goodwill	55,307
Total intangible assets	65,020
Purchased in-process research and development charged to operations in 2001	4,548
Total purchase cost	$66,306

Goodwill arising from the acquisition was amortized on a straight-line basis over five years until December 31, 2001.  Effective January 1, 2002 goodwill will be assessed for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.”

Purchased in-process research consisted of: (1) a Sourcing application and (2) the next generation of proprietary technology related to Agent-based Process Engine platforms (“APEx”).  The Sourcing application will incorporate functionality such as an electronic request for a quote, contract management, demand aggregation, supplier relationship management and management reporting, whereas the next generation APEx platform is being updated to increase processing speed and reliability.

The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related purchased in-process research and development revenues.  The discounted cash flow analysis was based on management’s forecast of future revenues, cost of revenues, and operating expenses related to the technologies purchased from Exterprise.  The calculation of value was then adjusted to reflect only the value creation efforts of Exterprise prior to the close of the acquisition.  At the time of acquisition, the Marketplace Sourcing and APEx platform products were estimated at being 60% and 25% complete, respectively.  The technology was made available in our products during the first quarter of 2002 and both are expected to have a technological life of approximately four years.  The resultant value of in-process technology was further reduced by the estimated value of core technology, which was included in capitalized developed technology.

The discount rates selected for estimating future discounted cash flows for the core and in-process technology was 25% and 20%, respectively.  In the selection of the appropriate discount rates, consideration was given to our estimated weighted average return on working capital and our estimated weighted average return on assets.  These discount rates are consistent with both our weighted average cost of capital and the implied transaction discount rate.  The discount rate reflects both the risk factors associated with a company projecting high growth rates, improved profitability, and increased rates of return associated with intangible assets.

Stock Compensation

Stock compensation expenses result from the grant of stock options, grant of restricted common stock and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock. Stock compensation expense was approximately $98.3 million in 2001, $39.8 million in 2000 and $2.3 million in 1999.  The increase in stock compensation expense in 2001 was primarily attributable to the vesting of certain options assumed in the acquisitions of AppNet and Exterprise, and the grant of restricted common stock to employees.  The deferred stock compensation is being amortized over the three to four year vesting period of the related options using a graded vesting method.  We anticipate incurring deferred stock compensation expense relating to these options of approximately $43 million in 2002.  The vesting period of the options range from three to four years.  The expense related to the restricted stock grant made to our employees in May 2001 is being amortized on straight-line basis over a two-year vesting period.

Restructuring Costs and Other

In February 2001, management approved and began to implement a corporate restructuring plan (the “Plan”) aimed at streamlining our cost structure to better position us for growth and improved operating results.  Included in the Plan were costs related to severance pay, outplacement services, benefits continuation, office closure costs and the termination of certain office leases.  The Plan included staff reductions totaling approximately 270 employees, which were completed within the first and second quarters of 2001.  We incurred restructuring charges of approximately $14.1 million in connection with the Plan in the first quarter of 2001.

In June 2001, management approved and began to implement a further corporate restructuring plan (the “Second Plan”) aimed at optimizing and streamlining the Company so that we could effectively focus on our core e-business strategy.  Under the Second Plan, we estimated and charged restructuring costs of approximately $62.0 million in the second quarter of 2001.  The Second Plan included the costs associated with the termination of approximately 600 employees including severance pay, outplacement services and benefit continuation, estimated customer claims resulting from the divestiture of certain operations within our Global Services division, and also the termination of certain office leases, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by terminated employees.

In October 2001, management approved and began to implement an additional restructuring program (the “Third Plan”), which included further staff reductions totaling approximately 1,200 employees, to be completed within the fourth quarter of 2001 and the first quarter of 2002.  The reductions have been achieved through a reduction in force, attrition and the divestiture of a number of professional service operations within our Global Services division that are not directly related to our core product offering.

Under the Third Plan, we charged a further $54.8 million to restructuring expenses in relation to the costs associated with terminating 1,200 employees, costs associated with the termination of office leases, and the consolidation and closure of certain facilities and subsidiaries.  Also in the fourth quarter of 2001, we determined that amounts previously charged in the second quarter of 2001 of approximately $4.3 million that related to estimated customer claims resulting from the divestiture of certain professional services operations within our Global Services division were no longer required, and these amounts were credited to other costs in the fourth quarter of 2001.  The net charge to the restructure costs and other was therefore approximately $50.5 in the fourth quarter of 2001.

As part of the Third Plan, we completed the divestiture and liquidation of certain professional services operations within our Global Services division.  These service divisions were initially acquired through the acquisition of AppNet Inc., in September 2000, and were either divested through management buy-outs during the fourth quarter of 2001, or the first quarter of 2002, or ceased business operations.  The divestitures completed in connection with the Third Plan are discussed in more detail below.  We recognized total revenues of approximately $98.7 million in 2001 from our professional services operations within our Global Services division, which were disposed of in the fourth quarter of 2001 and the first quarter of 2002 under the Third Plan.

The following table summarizes the activity related to the restructuring liability for the year ended December 31, 2001, (in thousands):

	Amounts charged to restructuring costs and other	Amounts reversed	Net amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at December 31, 2001
Lease cancellations and commitments	$68,860	$—	$68,860	$(17,971)	$50,889
Termination payments to employees and related costs	30,790	—	30,790	(26,275)	4,515
Write-off on disposal of assets and related costs	30,418	(4,321)	26,097	(25,657)	440
Costs associated with divestiture of certain businesses	858	—	858	(858)	—
Total	$130,926	$(4,321)	$126,605	$(70,761)	$55,844

Lease cancellations and commitments

In the first, second and fourth quarters of 2001 we incurred total restructuring charges of approximately $9.4 million, $33.6 million and $25.9 million, respectively, for facilities consolidated or closed in the United States, Europe and Asia.  These offices were primarily responsible for the sale of our software products, professional services or customer support.  These restructuring charges reflect the remaining contractual obligations under facility leases net of anticipated sublease income from the date of facility abandonment to the end of the lease term.  Certain facilities continued in use during the completion of the restructuring for which we continued to record monthly rent expense until the facilities were available for sub-lease or were abandoned.  Accrued restructuring costs related to lease cancellations and commitments as at December 31, 2001 were approximately $50.9 million of which non-current amounts accrued were approximately $37.0 million.  We estimate that cash payments for lease cancellations and commitments, net of any sublease income, will be approximately $13.9 million in 2002 and approximately $37 million for non-current lease obligation payments which are payable through to July 2009.

Termination payments to employees and related costs

In the first, second and fourth quarters of 2001, we incurred restructuring charges of approximately $4.7 million, $15.9 million and $10.2 million, respectively, for the termination of approximately 2,070 employees to cover costs such as separation pay, outplacement services and benefit continuation.  The separation payments and termination benefits were accrued and charged to restructuring costs in the period that both the benefit amounts were determined and such amounts were communicated to the affected employees.  The employee reductions came from all areas of the Company and, as of December 31, 2001, all of the employees affected under the Plan, Second Plan and Third Plan had been notified and the majority of these terminations had been completed.  We expect accrued restructuring costs of approximately $4.5 million, as at December 31, 2001, will be fully paid during 2002.

Write-off on disposal of assets and related costs

In the second and fourth quarters of 2001, we incurred restructuring charges of approximately $12.5 million and $17.9 million, respectively, related to the carrying values of equipment and leasehold improvements abandoned in connection with the restructuring and exit costs associated with the anticipated liabilities for estimated customer claims resulting from the divestiture of certain operations within our Global Services division.  Included within the assets disposed of and charged to restructuring costs were personal computers and equipment used by employees terminated, office equipment and leaseholds in connection with closure or consolidation of facilities and subsidiaries in the United States, Asia and Europe.  All identified assets had been taken out of service and were held for disposal at the end of the quarter for which they were identified for inclusion in the Second and Third Plans.

Included within the second quarter of 2001 charge of $12.5 million were amounts associated with the anticipated liabilities for estimated customer claims resulting from the divestiture of certain operations within our Global Services division which were no longer core to our business.  The amounts accrued were based on our estimation of the likely costs associated with the exit of certain service contracts.  In the fourth quarter of 2001, we reevaluated this liability based on the actual customer claims received, amounts paid and the successful execution of certain exit activities.  We reduced the liability by $4.3 million with a corresponding credit to the restructuring charge in the fourth quarter of 2001.  We expect accrued restructuring costs of approximately $0.4 million, as at December 31, 2001, will be fully paid in 2002.

Costs associated with divestiture of certain businesses

In October 2001, we entered into and executed an asset sale to Beaconfire Consulting Inc., a company composed of former Commerce One employees.  In consideration for the assets sold, we received a note receivable with a face value of approximately $0.4 million due on September 30, 2006, that bears an annual interest rate of 8% receivable on a quarterly basis.  Subject to certain criteria, we also have the rights to a 4% and 4.5% annual share of future revenues of Beaconfire Consulting for the next 2 and succeeding 3 years, respectively, following the closing of this transaction.

Also in October 2001, we entered into and executed a stock transfer and asset sale to Edgar, Dunn & Company, Inc., a company composed of former Commerce One employees.  In connection with this agreement, we received a 10% equity interest in Edgar, Dunn & Company, Inc., and two notes receivable with face values totaling $1.3 million that are due by September 30, 2004.  The notes bear an annual interest rate of 7.5% receivable primarily on a quarterly basis.  Subject to certain criteria, we also have the rights to an annual revenue share of 6% of the revenues of Edgar, Dunn & Company, Inc., for the four years following the closing of this transaction.

On January 9, 2002, we entered into and executed an asset sale agreement with Connective Commerce Company LLC., a Massachusetts limited liability company, composed of former Commerce One employees.  In connection with this agreement, the Company received cash of approximately $2.4 million and a note receivable with a face value of approximately $4.0 million due on December 31, 2004, that bears a quarterly interest rate of 1.75%, receivable on a quarterly basis commencing September 30, 2002.

On February 21, 2002, we entered into and executed a stock purchase agreement with Commerce One E–Government Solutions, Inc., a Delaware corporation and a wholly–owned subsidiary of the Company, and eGov Holdings, Inc., a Delaware corporation composed of former Company employees.  In consideration for the sale of 100% of the outstanding common stock of Commerce One E-Government Solutions, Inc to eGov Holdings, Inc., we received cash consideration of approximately $8.4 million.

As a result of the business divestitures completed in the fourth quarter of 2001, we recorded a loss on divestiture of $0.8 million that was charged to restructuring costs and other in the fourth quarter of 2001.  We estimate that as a result of the business divestitures completed in the first quarter of 2002 we will record a gain of approximately $2.3 million based on the cash proceeds received from the sale of E-Government Solutions, Inc.  We recognized total revenues of approximately $98.7 million in 2001 from our professional services operations within our Global Services division which were disposed of in the fourth quarter of 2001 and the first quarter of 2002 under the Third Plan.

Amortization of Goodwill and Other Intangible Assets

Amortization of goodwill and other intangible assets totaled approximately $332.8 million in 2001, $233.2 million in 2000 and $11.1 million in 1999.  The amortization of goodwill and other intangible assets resulted from the acquisitions of Veo Systems and CommerceBid during 1999, Mergent and AppNet during 2000, and Exterprise in May 2001.

Impairment of Intangible Assets and Investments

We periodically assess the impairment of long-lived assets including goodwill, the Technology Agreement with Covisint and other identified intangible assets.  An impairment assessment is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  During the second quarter of 2001, we identified indicators of possible impairment of our long-lived assets.  The impairment indicators included, but were not limited to, our net book value as compared to market capitalization, significant negative industry and economic trends, a significant decline in our stock price for a sustained period and significant underperformance relative to historical or projected future operating results.

In accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” we performed, with the assistance of independent valuation experts, impairment tests to determine whether any impairment existed.  We determined that the sum of the expected undiscounted cash flows attributable to certain of our intangible assets was less than the carrying value of those intangible assets.  Accordingly, we calculated the estimated fair value of the assets by summing the present value of the expected cash flows over the life of the assets.  The impairment was then calculated by deducting the present value of the expected cash flows from the carrying value of the intangible assets.  Based on the results of these tests, we determined that the carrying values of goodwill and other intangible assets related to AppNet, the Technology Agreement with Covisint and CommerceBid were not recoverable and therefore had suffered impairment.

This assessment resulted in a write-down during 2001 of $1,098.9 million to record the amount by which the carrying amounts of the goodwill and other intangible assets related to AppNet and CommerceBid exceeded their respective fair values.  Further, an impairment write-down of $592.3 million was recorded in relation to the Technology Agreement with Covisint and this amount was charged to cost of license fees in 2001.

We again performed an impairment analysis based on undiscounted cash flows to determine whether any further impairment existed with regard to the carrying value of our long-lived assets in the third and fourth quarters of 2001.  We concluded that based on the results of these tests the carrying values of goodwill and other identified intangible assets were still recoverable and therefore had not suffered any further impairment.  We may record further impairment charges in the future if impairment indicators exist and an impairment assessment indicates that the carrying value of our intangible assets and investments are no longer recoverable.

We have made several strategic investments in privately held companies and two publicly traded companies. We own less than a 5% interest in each of these companies and do not have a significant influence over these companies. Investments in publicly traded companies are carried at fair value, based on quoted market prices, with unrealized gains and losses recorded in equity. Investments in private companies are recorded at cost. These investments are periodically evaluated for declines in value which are considered other than temporary. During the year 2001 we recorded investment losses of approximately $24.5 million of which $21.6 million related to the investment in Covisint, $2.4 million related to investments in other privately held companies and $0.5 million related to investments in publicly traded companies.  As at December 31, 2001 we held investments recorded at approximately $9.5 million related to our investment in Covisint and other strategic investments.

Interest Income and Other, net

Interest income and other, net, increased by approximately $0.6 million to $7.6 million in 2001 and increased by approximately $3.7 million to $7.0 million in 2000.  The increase in interest, net, for 2001 was primarily attributable to interest income earned on higher average cash and investment balances in 2001 compared to 2000, despite the general decline in average interest rates during 2001.  The increase in 2000 was due mainly to an increase in interest income due to higher average cash and investment balances during 2000 compared to 1999.

Provision for Income Taxes

The income tax provision for 2001, 2000 and 1999 is the result of withholding and income taxes generated in certain foreign jurisdictions.

Realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net loss operating carry forwards. Due to the uncertainty of the amount and timing of future taxable income, we have provided a full valuation allowance against the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents and short-term investments of approximately $288.2 million at December 31, 2001 compared to approximately $341.4 million as at December 31, 2000.  The amounts as of December 31, 2001, included approximately $14.3 million which collateralized certain of our obligations related to operating lease agreements for office facilities, potential workers compensation claims and guarantee of a personal home mortgage of an executive officer.

We have historically satisfied our cash requirements primarily through the issuances of equity securities. In September 2000 and June 2001, we issued common stock to SAP for aggregate proceeds of approximately $250 million and $225 million, respectively.

On March 15, 2001 we entered into an alliance agreement with Microsoft in connection with the marketing, promotion and optimization of Commerce One products using Microsoft technology. To support the optimization, Microsoft made a two-year, interest free loan of $19.0 million to us.  This loan was originally due on March 15, 2003 but would become immediately payable in the event we breached certain provisions of the loan agreement or alliance agreement.

On March 22, 2002, Commerce One and Microsoft terminated the alliance agreement and revised the terms of the loan agreement.  Under the revised terms, the $19.0 million loan is now due on April 1, 2003 and bears interest at 7% per annum, payable quarterly.  The loan will become immediately due, however, if our cash, cash equivalents and short-term investment balance falls below $125.0 million at any point during the term of the revised loan.  We have also agreed to secure the loan with a $19.0 million cash collateral account.

Net cash used in operating activities totaled approximately $267.0 million for 2001, as compared to net cash used in operating activities of approximately $0.1 million for 2000 and net cash provided by operating activities of approximately $3.8 million for 1999.  Cash used in operating activities for 2001 resulted primarily from the net loss in 2001 and a decrease in deferred revenues and accrued compensation and related expenses which was partly offset by the amortization of goodwill and other intangible assets, amortization of deferred stock compensation and non-cash charges due to the impairment of the Technology Agreement with Covisint, the impairment of the equity investment held in Covisint, and the goodwill associated with the acquisitions of CommerceBid and AppNet.

Net cash used in investing activities totaled approximately $10.9 million for 2001, as compared to $137.1 million and $88.5 million in 2000 and 1999, respectively.  Cash used in investing activities related primarily to the purchase of short-term investments, the purchase and sale of property and equipment and additional costs of the Technology Agreement with Covisint.  This was partially offset by the net proceeds from the maturity of short-term investments, disposal of property and equipment and investment gains.  Our net capital expenditures were approximately $39.5  million for 2001, $79.2 million for 2000 and $11.5 million for 1999. Our capital expenditures have historically consisted of purchases and capitalized leases of computer hardware and software, office furniture and equipment and leasehold improvements

Net cash provided by financing activities totaled approximately $255.1 million for 2001, compared to $300.9 million in 2000 and $121.4 million in 1999.  The cash provided in 2001 resulted primarily from the issuance of common stock to SAP, as well as proceeds from the issuance of common stock upon the exercise of employee stock options and cash proceeds drawn from an interest free loan in connection with the alliance agreement entered into with Microsoft Corporation during the first quarter of 2001.  The cash from financing in 2000 resulted primarily from the issuance of common stock to SAP and the issuance of common stock upon the exercise of employee stock options. The cash provided in 1999 resulted primarily from an initial public offering and concurrent private placement of our common stock and the exercise of employee stock options.

The following summarizes our contractual obligations as at December 31, 2001, and the effects such obligations are expected to have on our liquidity and cash flows in certain future periods after December 31, 2001 (in thousands):

	Total	Less than one year	1 to 3 years	4 years and thereafter
Non-cancelable operating lease obligations	$154,645	$30,687	$76,787	$47,171
Microsoft loan	19,000	—	19,000	—
Total	$173,645	$30,687	$95,787	$47,171

Non-cancelable operating leases obligations include $50.9 million which were accrued as restructuring costs as of December 31, 2001 and are payable through to July 2009.

We have no significant commitments or obligations other than these described in the analysis above.  We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, we have not guaranteed any obligations of unconsolidated entities nor have we any commitment or intent to provide additional funding to any such entity.

We believe that our available cash resources will be sufficient to finance our operating losses and working capital expenditure requirements for at least the next twelve months. Our future liquidity and capital requirements will depend upon numerous factors. The rate of expansion of our operations in response to potential acquisition opportunities, growth opportunities and competitive pressures will affect our capital requirements as will funding of continued net losses and substantial negative cash flows.  If we do not decrease or reserve our negative cash flows we will be forced to seek additional financing in the future.

If we require additional capital resources, we may seek to sell additional equity or debt securities or secure a bank line of credit. We currently have no committed bank credit facility available.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” effective for fiscal years beginning after December 15, 2001.  Under SFAS No. 141, pooling of interest is no longer an acceptable method of accounting for business combinations.  SFAS No. 141 also develops further criteria for recognizing intangible assets separate from goodwill in a purchase transaction.  We do not expect the adoption of this statement to have a material impact on our consolidated financial statement.

In July 2001 the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under the guidance of SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be periodically assessed for any indication of impairment.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, the provisions of SFAS No. 142 will be effective at January 1, 2002.  During the transition period for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles are to be amortized during this transition period until adoption of SFAS No. 142, whereas any new goodwill and indefinite lived intangible assets acquired on or after July 1, 2001 will be reviewed for future impairment indicators.  We expect that the adoption of SFAS No. 142 in 2002 will result in a reduced operating charge for the amortization of goodwill and intangibles.  We have not yet determined whether we will incur additional impairment charges as a result of the transition provisions of SFAS No. 142.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”  SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale.  Consistent with SFAS No. 121, SFAS No. 144 continues to require a step approach for recognizing and measuring the impairment of long-lived assets held for use.  The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.  We have adopted the provisions of SFAS No. 144 effective from January 1, 2002 and these provisions will be applied prospectively.  We do not expect the adoption of SFAS No.144 will have a material effect on our consolidated financial position or results of operations.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in “Risk Factors” beginning on page 9.

Interest Rate Risk

As of December 31, 2001, we had cash, highly liquid investments and short-term investments of approximately $288.2 million. These investments may be subject to interest rate risk and will decrease in value if market interest rates decrease. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at December 31, 2001 would cause the fair market value of our cash and cash equivalents to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

Foreign Currency Exchange Rate Risk

Substantially all of our revenues recognized to date have been denominated in U.S. dollars, a significant portion of which have been transacted with customers outside the United States. To the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive in international markets. We will continue to monitor our exposure to currency fluctuations and although we have never used financial hedging techniques to date, we may use them in the future to minimize the effect of these fluctuations. Nevertheless, we cannot assure you that these fluctuations will not harm our business in the future.

Equity Price Risk

From time to time, we make investments in private companies, particularly private companies that are strategic partners or customers of ours. As of December 31, 2001, our investment in private companies had a carrying value of approximately $9.3 million. If these companies do not complete initial public offerings or are not acquired by publicly traded companies, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recoup our investment. The recent general decline in the NASDAQ Stock Market and the market prices of publicly traded technology companies, as well as any further declines in the future, will adversely affect our ability to realize gains or a return of our capital on many of these investments.

ITEM 8.        FINANCIAL STATEMENTS

Page
Report of Ernst and Young LLP, Independent Auditors	35
Consolidated Financial Statements;
Consolidated Balance Sheets as of December 31, 2001 and 2000	36
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999	37
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2001, 2000 and 1999	38
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	40

Notes to Consolidated Financial Statements	41

REPORT OF ERNST AND YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Commerce One, Inc.

We have audited the accompanying consolidated balance sheets of Commerce One, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001.  Our audits also included the financial statement schedule listed in the Index at Item 14.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce One, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

Walnut Creek, California

January 18, 2002,

Except for Notes 7, 8 and 10,

as to which the date is

March 29, 2002

COMMERCE ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share, and per share data)

	DECEMBER 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$192,547	$215,189
Short term investments	95,606	126,251
Accounts receivable, net (1)	43,598	154,858
Prepaid expenses and other current assets	9,762	16,470
Total current assets	341,513	512,768
Property and equipment, net	64,908	95,143
Goodwill and other intangible assets, net	409,534	2,416,230
Investments and other assets	10,707	46,414
Total assets	$826,662	$3,070,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (2)	$23,773	$26,408
Accrued compensation and related expenses	17,960	44,825
Current portion of notes payable	—	1,856
Deferred revenue (3)	55,088	112,308
Other current liabilities (4)	50,021	81,408
Total current liabilities	146,842	266,805

Notes payable	19,000	4,339
Non-current accrued restructuring charges	37,005	—

Commitment and Contingencies
Stockholders’ equity:
Common stock, par value $0.0001, 950,000,000 shares authorized; 287,520,210 and 194,904,108 issued and outstanding at December 31, 2001 and 2000, respectively excluding 28,800,000 shares to be issued under contractual obligations as of December 31, 2000	3,723,419	3,401,487
Deferred stock compensation	(66,772)	(153,630)
Note receivable from stockholder	(129)	(129)
Accumulated other comprehensive loss	(1,101)	(814)
Accumulated deficit	(3,031,602)	(447,503)
Total stockholders’ equity	623,815	2,799,411
Total liabilities and stockholders’ equity	$826,662	$3,070,555

Amounts included above from related parties (Note 10):
(1) Accounts receivable, net	$1,669	$2,485
(2) Accounts payable	$—	$2
(3) Deferred revenue	$35,458	$42,024
(4) Other current liabilities	$4,114	$1,697

See accompanying notes.

COMMERCE ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
Revenues:
License fees	$130,917	$223,277	$24,571
Services	277,652	178,519	8,986
Total revenues (1)	408,569	401,796	33,557
Costs and expenses:
Cost of license fees (2)	662,315	14,910	484
Cost of services	228,023	139,746	15,586
Sales and marketing	183,412	168,647	31,546
Product development	118,159	102,676	20,496
General and administrative	116,621	43,236	5,050
Purchased in-process research and development	4,548	5,142	9,374
Stock compensation	98,302	39,820	2,324
Restructuring costs and other	126,605	—	—
Amortization of goodwill and other intangible assets	332,789	233,183	11,133
Impairment of intangible assets and investments	1,120,464	—	—
Total costs and expenses	2,991,238	747,360	95,993
Loss from operations	(2,582,669)	(345,564)	(62,436)
Interest income and other, net	7,571	7,017	3,302
Net loss before income taxes	(2,575,098)	(338,547)	(59,134)
Provision for income taxes	9,001	6,400	4,188
Net loss	$(2,584,099)	$(344,947)	$(63,322)
Basic and diluted net loss per share	$(10.30)	$(2.05)	$(0.74)
Shares used in calculation of net loss per share	250,838	168,065	86,054

(1) Revenue from related parties (Note 10)	$97,741	$52,512	$2,078
(2) Includes charges for the impairment and amortization of the Technology Agreement with Covisint (Note 11)	$647,500	$5,700	$—

See accompanying notes.

COMMERCE ONE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES AT DECEMBER 31, 1998	52,666,974	$50,432	2,021,040	$487	19,794,408	$3,165
Issuance of common stock upon exercise of stock options	—	—	—	—	7,431,282	1,492
Repurchase of common stock from terminated employees	—	—	—	—	(73,122)	(16)
Issuance of common stock under employee stock purchase plan	—	—	—	—	653,076	1,943
Issuance of shares in connection with business combinations	2,400,498	2,793	—	—	16,352,442	238,258
Issuance of series E preferred stock, net of issuance costs	16,552,914	23,786	—	—	—	—
Issuance of preferred stock upon exercise of warrants	3,287,938	3,895	—	—	—	—
Accretion of redeemable preferred stock	—	469	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs	—	—	—	—	22,770,000	72,549
Issuance of common stock in concurrent private placement, net of issuance costs	—	—	—	—	6,079,026	20,000
Conversion of preferred stock to common stock upon initial public offering, net of issuance costs	(74,908,324)	(81,375)	(2,021,040)	(487)	76,929,364	81,862
Deferred stock compensation	—	—	—	—	—	4,586
Amortization of deferred stock compensation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	—
Comprehensive loss

BALANCES AT DECEMBER 31, 1999	—	—	—	—	149,936,476	$423,839
Issuance of common stock upon exercise of stock options	—	—	—	—	8,033,044	40,407
Issuance of common stock under employee stock purchase plan	—	—	—	—	1,985,340	11,221
Issuance of common stock and assumption of stock options in connection with business combinations	—	—	—	—	29,889,702	1,774,339
Notes receivable from shareholder assumed in business combination	—	—	—	—	—	—
Sale of common stock in connection with strategic partnerships, net of issuance costs	—	—	—	—	5,059,546	249,783
Contractual obligation to issue common stock in connection with Covisint agreements	—	—	—	—	28,800,000	880,200
Deferred stock compensation	—	—	—	—	—	20,174
Amortization of deferred stock compensation	—	—	—	—	—	—
Issuance of warrants for services	—	—	—	—	—	1,524
Net loss	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	—
Comprehensive loss

BALANCES AT DECEMBER 31, 2000	—	—	—	—	223,704,108	3,401,487
Issuance of common stock upon exercise of stock options	—	—	—	—	4,293,315	6,961
Repurchase of common stock from terminated employees	—	—	—	—	(174,163)	(59)
Issuance of common stock under employee stock purchase plan	—	—	—	—	2,913,301	11,664
Issuance of common stock and assumption of stock options in connection with business combinations	—	—	—	—	8,078,581	74,768
Issuance of restricted common stock to employees	—	—	—	—	1,879,147	14,099
Forfeiture of restricted common stock by employees upon termination	—	—	—	—	(658,846)	(4,836)
Sale of common stock to SAP, net of issuance costs	—	—	—	—	47,484,767	219,335
Amortization of deferred stock compensation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	—
Comprehensive loss

BALANCES AT DECEMBER 31, 2001	—	$—	—	$—	287,520,210	$3,723,419

See accompanying notes.

COMMERCE ONE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share data)

	Deferred Stock Compensation	Note Receivable From Shareholder	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
BALANCES AT DECEMBER 31, 1998	$(1,848)	—	$(50)	$(38,765)	$(37,011)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,492
Repurchase of common stock from terminated employees	—	—	—	—	(16)
Issuance of common stock under employee stock purchase plan	—	—	—	—	1,943
Issuance of shares in connection with business combinations	—	—	—	—	238,258
Issuance of series E preferred stock, net of issuance costs	—	—	—	—	—
Issuance of preferred stock upon exercise of warrants	—	—	—	—	—
Accretion of redeemable preferred stock	—	—	—	(469)	(469)
Issuance of common stock in initial public offering, net of issuance costs	—	—	—	—	72,549
Issuance of common stock in concurrent private placement, net of issuance costs	—	—	—	—	20,000
Conversion of preferred stock to common stock upon initial public offering, net of issuance costs	—	—	—	—	81,375
Deferred stock compensation	(4,586)	—	—	—	—
Amortization of deferred stock compensation	2,324	—	—	—	2,324
Net loss	—	—	—	(63,322)	(63,322)
Foreign currency translation adjustment	—	—	(111)	—	(111)
Unrealized loss on investments	—	—	(291)	—	(291)
Comprehensive loss					(63,724)

BALANCES AT DECEMBER 31, 1999	(4,110)	—	(452)	(102,556)	316,721

Issuance of common stock upon exercise of stock options	—	—	—	—	40,407
Issuance of common stock under employee stock purchase plan	—	—	—	—	11,221
Issuance of common stock and assumption of stock options in connection with business combinations	(169,166)	—	—	—	1,605,173
Notes receivable from shareholder assumed in business combination net of issuance costs	—	(133)	—	—	(133)
Payment of note receivable from stockholder assumed in business combination	—	4	—	—	4
Sale of common stock in connection with strategic partnerships	—	—	—	—	249,783
Contractual obligation to issue common stock in connection with Covisint agreements	—	—	—	—	880,200
Deferred stock compensation	(20,174)	—	—	—	—
Amortization of deferred stock compensation	39,820	—	—	—	39,820
Issuance of warrants for services	—	—	—	—	1,524
Net loss	—	—	—	(344,947)	(344,947)
Foreign currency translation adjustment	—	—	(323)	—	(323)
Unrealized loss on investments	—	—	(39)	—	(39)
Comprehensive loss					(345,309)

BALANCES AT DECEMBER 31, 2000	$(153,630)	$(129)	$(814)	$(447,503)	$2,799,411
Issuance of common stock upon exercise of stock options	—	—	—	—	6,961
Repurchase of common stock from terminated employees	—	—	—	—	(59)
Issuance of common stock under employee stock purchase plan	—	—	—	—	11,664
Issuance of common stock and assumption of stock options in connection with business combinations	(2,181)	—	—	—	72,587
Issuance of restricted common stock to employees	(14,099)	—	—	—	—
Forfeiture of restricted common stock by employees upon termination	4,836	—	—	—	—
Sale of common stock to SAP net of issuance costs	—	—	—	—	219,335
Amortization of deferred stock compensation	98,302	—	—	—	98,302
Net loss	—	—	—	(2,584,099)	(2,584,099)
Foreign currency translation adjustment	—	—	120	—	120
Unrealized loss on investments	—	—	(407)	—	(407)
Comprehensive loss					(2,584,386)

BALANCES AT DECEMBER 31, 2001	$(66,772)	$(129)	$(1,101)	$(3,031,602)	$623,815

See accompanying notes.

COMMERCE ONE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
Operating activities:
Net loss	$(2,584,099)	$(344,947)	$(63,322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,374	15,339	2,534
Purchased in-process research and development	4,548	5,142	9,374
Amortization of cost of Technology Agreement with Covisint	55,188	5,689	—
Amortization of deferred stock compensation	98,302	39,820	2,324
Amortization of goodwill and other intangible assets	332,789	233,184	11,133
Non-cash charge for impairment of goodwill and other intangible assets	1,098,869	—	—
Non-cash charge for impairment of Technology Agreement with Covisint	592,334	—	—
Non-cash charge for investment in Covisint	21,595	—	—
Non-cash charge for loss on other investments	2,958	2,994	—
Loss on disposal of property and equipment	26,914	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	111,366	(91,043)	(14,058)
Prepaid and other current assets	8,221	(8,402)	(3,867)
Accounts payable	(5,075)	13,654	5,951
Accrued compensation and related expenses	(27,390)	26,612	3,163
Other current liabilities	(28,780)	29,967	11,369
Deferred revenue	(57,078)	71,894	39,246
Non-current accrued restructuring charges	37,005	—	—
Net cash provided by (used in) operating activities	(266,959)	(97)	3,847
Investing activities:
Purchase of property and equipment, net	(39,491)	(79,158)	(11,464)
Proceeds from maturities of short term investments	204,709	82,880	18,154
Purchase of short term investments	(173,954)	(136,357)	(91,259)
Business combinations, net of cash acquired	(2,499)	8,773	(3,889)
Additional costs of Technology Agreement with Covisint, net	(2,815)	—	—
Other investments	3,191	(13,199)	—
Net cash used in investing activities	(10,859)	(137,061)	(88,458)
Financing activities:
Proceeds from issuance of preferred stock, net	—	—	27,681
Proceeds from issuance of common stock, net	237,901	301,411	95,968
Proceeds from borrowings on notes payable	19,000	—	—
Payments on notes payable	(1,746)	(298)	(2,052)
Payments on capital lease obligations	(100)	(235)	(221)
Net cash provided by financing activities	255,055	300,878	121,376
Effect of foreign currency translation on cash and cash equivalents	120	(323)	(111)
Net increase (decrease) in cash	(22,642)	163,397	36,654
Cash balance at beginning of period	215,189	51,792	15,138
Cash balance at end of period	$192,547	$215,189	$51,792

Supplemental disclosures:
Interest paid	$351	$235	$384
Cash paid for income taxes	$4,307	$4,590	$4,188
Non-cash investing and financing activities:
Deferred stock compensation	$9,263	$20,174	$4,586
Conversion of borrowings under bank line of credit to notes payable	$—	$—	$750
Unrealized loss on investments	$407	$39	$291
Issuance of preferred stock, common stock and assumption of stock options in connection with business combinations	$74,768	$1,774,339	$241,051
Deferred stock compensation related to stock option grants and options assumed in business combinations	$2,181	$12,821	$—
Conversion of convertible preferred stock into common stock	$—	$—	$81,862
Valuation of common stock to be issued in connection with Technology Agreement with Covisint	$—	$849,350	$—
Common stock warrant issued in connection with services provided	$—	$1,524	$—
Common stock issued in connection with equity interest in Covisint	$—	$30,850	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

The Company was founded as Distrivision in 1994, and changed its name to Commerce One in 1997, and re-incorporated into Delaware in 1999.  On July 11, 2001, the Company completed its reorganization into a holding company structure.  The Company is a technology company that operates in one business segment that specializes in business-to-business electronic commerce.  The Company’s software provides the technology and infrastructure that enable companies to conduct purchasing transactions via the Internet or Intranets and to manage their supplier relationships more effectively.  The Company’s services operations support those software solutions and help companies take advantage of the efficiencies that on-line purchasing and supplier management can offer.  Together, the Company’s software and services allow companies to automate certain business functions that were traditionally done through phone calls or paper.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain previously reported amounts have been reclassified to conform to the current presentation format.

The functional currency of the Company's foreign subsidiaries is the local currency. The Company translates all assets and liabilities to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated at the prior month ending exchange rate. Gains and losses resulting from the translation of the foreign subsidiaries' financial statements are reported as a separate component of accumulated comprehensive other income (loss) in stockholders' equity. Net gains and losses resulting from foreign exchange transactions, which are recorded in the statement of operations, were not significant during any of the periods presented.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of 90 days or less at the date of purchase and are stated at amounts that approximate fair value. Cash equivalents consist principally of investments in short-term money market instruments and certificates of deposit.

SHORT TERM INVESTMENTS

Short term investments consist principally of commercial paper, corporate notes and bonds, government notes and bonds and certificates of deposit with maturities greater than 90 days and are stated at amounts that approximate fair value.

The Company accounts for its short term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities.”  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

The Company has classified its short term investments as available-for-sale. Available-for-sale investments are recorded at fair value based on quoted market prices at December 31, 2001 and 2000, where available with unrealized gains and losses reported as other comprehensive income (loss) and included within accumulated other comprehensive income (loss) in the statement of stockholders' equity. Realized gains and losses, which have been immaterial to date, are included in interest and other income and are derived using the specific identification method for determining the cost of investments sold. Dividend and interest income is recognized when earned.

The following summarizes the fair value of the Company's short-term investments at December 31, 2001 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$30,916	$28	$—	$30,944
Government notes and bonds	32,973	13	(2)	32,984
Corporate notes and bonds	20,648	27	—	20,675
Certificates of deposit	11,003	—	—	11,003
	$95,540	$68	$(2)	$95,606

Short-term investments as of December 31, 2001, included approximately $8.0 million and $6.3 million in certificates of deposit and government bonds, respectively, which collateralized certain of the Company’s obligations related to operating lease agreements for office facilities, potential workers compensation claims and guarantees of a personal home mortgage for an executive officer.

The following summarizes the fair value of the Company's short-term investments at December 31, 2000 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$58,973	$—	$(84)	$58,889
Government notes and bonds	1,870	—	(2)	1,868
Corporate notes and bonds	55,081	104	—	55,185
Certificates of deposit	10,316	—	(7)	10,309
	$126,240	$104	$(93)	$126,251

Short-term investments as of December 31, 2000 included approximately $9.6 million in certificates of deposit which collateralized certain of the Company’s obligation related to operating lease agreements for office facilities and potential workers compensation claims.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets as follows: computer equipment, office equipment, furniture and fixtures—three years; and leasehold improvements—the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Equipment under capital leases is amortized to depreciation expense over the shorter of the expected useful life or the related lease term.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets result from business combinations accounted for under the purchase method.  Goodwill is being amortized on a straight-line basis over estimated useful lives of four to five years. Intangible assets related to acquired technology, assembled workforce, trademarks, patents and other intangible assets are being amortized on a straight-line method over the estimated useful life of the related asset, generally one to five years.  The Company periodically evaluates potential impairments of its long-lived assets, including intangibles.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company evaluates the expected undiscounted cash flows related to the assets.  If these cash flows are less than the carrying value of the assets, the Company measures the impairment using discounted cash flows.

SOFTWARE DEVELOPMENT COSTS

The Company accounts for software development costs in accordance with FASB No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to product development expense in the accompanying consolidated statements of operations.

CONCENTRATION OF CREDIT RISK AND CREDIT EVALUATIONS

Financial instruments, which potentially subject the Company to concentrations of risk, include cash, cash equivalents, short term investments and accounts receivable. The Company’s investment policies limit cash equivalents and short term investments to short-term, low risk investments.  Cash and cash equivalents, short-term investments are held with two domestic financial institutions with high credit standing. For the year ended December 31, 2001, transactions with SAP AG and SAP Markets (“SAP”) accounted for approximately 19.4% of the Company's total revenues. No other customer accounted for more than 10% of the Company’s total revenues during 2001. For the year ended December 31, 2000, no customer accounted for more than 10% of the Company’s total revenues and for the year ended December 31, 1999, three customers accounted for 21%, 15% and 11% of the Company's revenues, respectively. At December 31, 2001, two customers accounted for 13% and 12% of the Company’s gross accounts receivable balance.  At December 31, 2000, no customer accounted for more than 10% of the Company’s gross accounts receivable balance. The Company performs ongoing credit evaluations of its customers and does not typically require collateral or guarantees. Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make such payments, increases in the allowance may be required.

REVENUE RECOGNITION

The Company’s revenue recognition policies are consistent with Statement of Position 97-2 "Software Revenue Recognition," as modified by Statement of Position 98-9.

Revenues from license agreements for our software products are recognized upon delivery of the software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable. If an acceptance period is required, license revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. When software is licensed to third parties through indirect sales channels, generally license fees are recognized as revenue, ‘under the sell-through method’, when the criteria described above have been met and the reseller has sold the software to an end user customer. While generally the Company does not license software under barter or concurrent arrangements, whenever software has been licensed under such arrangements the Company has recognized revenue equal to the net monetary amounts to be received by the Company.

The Company reduces license revenue to reflect estimated product returns.  While as a matter of contract and general practice, we do not accept the return of software products after the expiration of any acceptance period, unforeseen contractual disputes with customers may require us to accept the return of a product.  Should actual product returns differ from estimates, revisions to the product return allowance would be required.

The Company charges estimated product warranty costs to cost of licenses at the time revenue is recognized.  While the Company engages in extensive product quality programs and processes prior to the release of software, unforeseen product errors may exist in our products that may require us to incur costs to correct or replace the affected products.  Should actual costs differ from its estimates, revisions to the estimated warranty costs would be required.

Revenues from professional services contracts are recognized on the percentage-of-completion method, with costs and estimated profits recorded as work is performed.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability, including final contract settlements, may result in revisions to costs and revenues, which are recognized in the period in which the revisions are determined.

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

Revenue is recognized using contract accounting for arrangements involving significant customization or modifications of the software or where professional services are considered necessary to the functionality of the software. Revenue from these software and services arrangements is recognized using the percentage of completion method.

Software maintenance revenues, subscription and hosting fees are recognized ratably over the term of the related contract, typically one year.

Network service fees (transaction fees and revenue sharing), which have not been significant, are recognized as earned based on customer transactions.

Deferred revenue consists of license fees for which revenue has been deferred and prepaid fees for services, subscription fees, and maintenance and support agreements.

STOCK-BASED COMPENSATION

The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation.

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense was approximately $5,981,000, $9,368,000 and $332,000 for 2001, 2000 and 1999, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, "Earnings per Share." Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase and forfeiture, and excludes any dilutive effects of options, warrants, and convertible securities. Potentially dilutive securities have also been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The calculation of basic and diluted net loss per share is as follows (in thousands, expect per share data):

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
Net loss	$(2,584,099)	$(344,947)	$(63,322)
Preferred stock accretion	—	—	469
Loss applicable to common shareholders	$(2,584,099)	$(344,947)	$(63,791)
Weighted average shares of common stock outstanding	252,499	169,642	87,500
Less: weighted average shares subject to repurchase and forfeiture	(1,661)	(1,577)	(1,446)
Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	250,838	168,065	86,054
Basic and diluted net loss per share	$(10.30)	$(2.05)	$(0.74)

If the Company had reported net income, the calculation of diluted earnings per share would have included, approximately, an additional 23,273,000, 22,231,000, 7,568,000 common equivalent shares related to outstanding stock options and warrants not included above (determined using the treasury stock method) for the years ended December 31, 2001, 2000 and 1999, respectively.

EFFECTS OF NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” effective for fiscal years beginning after December 15, 2001.  Under SFAS No. 141, pooling of interest is no longer an acceptable method of accounting for business combinations.  SFAS No. 141 also develops further criteria for recognizing intangible assets separate from goodwill in a purchase transaction.  The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under the guidance of SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be periodically assessed for any indication of impairment.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001 the provisions of SFAS No. 142 will be effective at January 1, 2002.  During the transition period for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles were amortized until adoption of SFAS No. 142, whereas any new goodwill and indefinite lived intangible assets acquired on or after July 1, 2001 were reviewed for future impairment indicators.  The Company expects that the adoption of SFAS No. 142 in 2002 will result in a reduced operating charge for the amortization of goodwill and intangibles.  The Company has not yet determined whether it will incur additional impairment charges as a result of the transition provisions of SFAS No. 142.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”  SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale.  Consistent with SFAS No. 121, SFAS No. 144 continues to require a step approach for recognizing and measuring the impairment of long-lived assets to be held and used.  The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company has adopted the provisions of SFAS No. 144 effective from January 1, 2002 and these provisions will be applied prospectively.  The Company does not expect the adoption of SFAS No.144 will have a material effect on our consolidated financial position or results of operations.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

	DECEMBER 31,
	2001	2000
Accounts receivable	$59,390	$149,652
Unbilled accounts receivable	10,564	15,381
	69,954	165,033
Less accounts receivable allowances	26,356	10,175
	$43,598	$154,858

Unbilled accounts receivable result from professional services provided to customers that have not yet been formally invoiced as of the reporting date. Such amounts are generally invoiced within fifteen business days of the end of the period in which services are provided.

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	DECEMBER 31,
	2001	2000
Computer and office equipment	$74,825	$83,751
Furniture and fixtures	24,635	19,275
Leasehold improvements	15,660	11,599
Work in process	674	7,018
	115,794	121,643
Less accumulated depreciation and amortization	50,886	26,500
	$64,908	$95,143

Depreciation expense was approximately $45.4 million in 2001, $15.3 million in 2000 and $2.5 million in 1999.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets, which result from acquisitions accounted for under the purchase method (Note 15) and the Covisint Technology Agreement entered into in December 2000, consists of the following (in thousands):

	DECEMBER 31,
	2001	2000
Goodwill	$691,857	$1,733,093
Covisint Technology Agreement	267,215	850,932
Core and developed technology	34,742	33,805
Assembled workforce	29,273	29,299
Customer contracts	7,900	11,900
Other	16,519	7,207
	1,047,506	2,666,236
Less accumulated amortization	(637,972)	(250,006)
Goodwill and other intangible assets, net	$409,534	$2,416,230

The Company periodically assesses the impairment of long-lived assets including goodwill, the Technology Agreement with Covisint and other identified intangible assets.  An impairment assessment is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  During the second quarter of 2001 the Company identified indicators of possible impairment relating to its long-lived assets.  The impairment indicators included, but were not limited to, the Company’s net book value as compared to market capitalization, significant negative industry and economic trends, a significant decline in the Company’s stock price for a sustained period and significant underperformance relative to historical or projected future operating results.

In accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of,” the Company performed, with the assistance of independent valuation experts, impairment tests to determine whether any impairment existed.  The Company determined that the sum of the expected undiscounted cash flows attributable to certain of its intangible assets was less than the carrying value of those intangible assets.  Accordingly, the Company calculated the estimated fair value of the assets by summing the present value of the expected cash flows over the life of the assets.  The impairment was calculated by deducting the present value of the expected cash flows from the carrying value of the intangible assets.  Based on the results of these tests, the Company determined that the carrying values of goodwill and other intangible assets related to AppNet, the Technology Agreement with Covisint and CommerceBid were not recoverable and therefore had suffered impairment.

This assessment resulted in write-downs during the second quarter of 2001 of $1,098.9 million to record the amount by which the carrying amounts of the goodwill and other intangible assets related to AppNet and CommerceBid exceeded their respective fair values.  Further, an impairment write-down of $592.3 million was recorded in relation to the Technology Agreement with Covisint and this amount was charged to cost of license fees.

The Company again performed an impairment analysis based on undiscounted cash flows to determine whether any further impairment existed with regard to the carrying value of its long-lived assets in the third and fourth quarters of 2001.  The Company concluded that based on the results of these tests the carrying values of goodwill and other identified intangible assets were still recoverable and therefore had not suffered any further impairment.

5.  INVESTMENTS AND OTHER ASSETS

Investments and other assets consists of the following (in thousands):

	DECEMBER 31,
	2001	2000
Investment in Covisint	$9,255	$30,850
Strategic investments	258	3,603
Note receivable from officer	—	5,000
Non-current prepaid software licenses	592	—
Other	602	6,961
	$10,707	$46,414

The Company has made several strategic investments in privately held companies and two publicly traded companies and has an investment in Covisint (Note 11). The Company owns less than a 5% interest and does not have a significant influence over these companies. Investments in publicly traded companies are carried at fair value, based on quoted market prices, with unrealized gains and losses recorded in equity. Investments in private companies are recorded at cost. These investments are periodically evaluated for declines in value that are considered other than temporary. During the year 2001, the Company recorded investment losses of approximately $24.5 million of which $21.6 million related to the investment in Covisint, $2.4 million related to investments in other privately held companies and $0.5 million related to investments in publicly traded companies.  During the year the note receivable from an officer was repaid in full following the resignation of the officer from the Company.

6.  OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following (in thousands):

	DECEMBER 31,
	2001	2000
Accrued restructuring costs	$18,839	$—
Income taxes payable	10,055	5,688
Royalty, referral, and marketing commitment payable	5,225	8,289
Accruals related to business combinations	5,112	28,529
Professional fees (legal, tax, and accounting)	1,189	11,415
Customer deposits	—	9,497
Other	9,601	17,990
Total other accrued liabilities	$50,021	$81,408

In February 2001, the Company approved and began to implement a restructuring plan (the “Plan”) aimed at streamlining its cost structure to better position the Company for growth and improved operating results.  The Plan included costs related to separation pay, outplacement services, benefits continuation, office closure costs and the termination of certain office leases.  The Plan included staff reductions totaling approximately 270 employees which were completed in the first and second quarters of 2001.  The Company incurred restructuring charges of approximately $14.1 million in connection with the Plan in the first quarter of 2001.

In June 2001, the Company approved and began to implement an additional restructuring plan (the “Second Plan”) optimizing and streamlining management to focus on their core e-business strategy.  The primary goal of the Second Plan was to significantly reduce the Company’s annual operating expenses by realigning resources around the Company’s core product initiatives.  Under the Second Plan estimated restructuring charges of approximately $62.0 million were incurred in the second quarter of 2001.  The Second Plan included the costs associated with the termination of approximately 600 employees including separation pay, outplacement services and benefit continuation, estimated customer claims resulting from the divestiture of certain parts of the Company’s Global Services division, and also the termination of certain office leases, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by terminated employees.

In October 2001, the Company approved and began to implement a further restructuring program (the “Third Plan”) and charged a further $54.8 million to restructuring costs in relation to, the costs associated with terminating a further 1,200 employees, further costs associated with the termination of office leases and the consolidation and closure of certain facilities and subsidiaries.  Also in the fourth quarter of 2001, the Company determined that amounts previously charged in the second quarter of 2001 of approximately $4.3 million that related to anticipated liabilities for estimated customer claims resulting from the divestiture of certain parts of the company’s Global Services division were no longer required and this amount was credited to restructuring costs and other in the fourth quarter of 2001.  The net charge to restructure costs and other was approximately $50.5 in the fourth quarter of 2001.

The following table summarizes the activity related to the current restructuring liability for the year ended December 31, 2001, (in thousands):

	Amounts charged to restructuring costs and other	Amounts reversed	Net amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at December 31, 2001
Lease cancellations and commitments	$68,860	—	$68,860	$(17,971)	$50,889
Termination payments to employees and related costs	30,790	—	30,790	(26,275)	4,515
Write-off on disposal of assets and related costs	30,418	(4,321)	26,097	(25,657)	440
Costs associated with divestiture of certain businesses	858	—	858	(858)	—
Total restructure accrual and other	$130,926	$(4,321)	$126,605	$(70,761)	$55,844
Less non-current accrued restructuring charges					$(37,005)
Accrued restructuring charges included within other accrued liabilities					$18,839

Lease cancellations and commitments

In the first, second and fourth quarters of 2001, the Company incurred total restructuring charges of approximately $9.4 million, $33.6 million and $25.9 million, respectively, for facilities consolidated or closed in the United States, Europe and Asia.  These offices were primarily responsible for the sale of the Company’s software products, professional services or customer support.  These restructuring charges reflect the remaining current contractual obligations under facility leases net of anticipated sublease income from the date of facility abandonment to the end of the lease term.  Certain facilities continued in use during the completion of the restructuring for which the Company continued to record monthly rent expense on these facilities as an operating expense until the facilities were available for sub-lease or abandoned.  Non-current lease cancellation and commitment costs related to the restructuring plan and accrued at December 31, 2001 were approximately $37.0 million.  The Company estimates that cash payments for lease cancellations and commitments, net of any sublease income, will be approximately $13.9 million in 2002 and approximately $37 million for non-current lease obligation payments which are payable through to July 2009.

Termination payments to employees and related costs

In the first, second and fourth quarters of 2001, the Company incurred restructuring charges of approximately $4.7 million, $15.9 million and $10.2 million, respectively, for the termination of approximately 2,070 employees to cover costs such as separation pay, outplacement services and benefit continuation.  The separation payments and termination benefits were accrued and charged to restructuring costs in the period that both the benefit amounts were determined and such amounts were communicated to the affected employees.  The employee reductions came from all areas of the Company and as of December 31, 2001 all of the employees affected under the Plan, Second Plan and Third Plan had been notified and the majority of these terminations were completed.  The Company expects accrued restructuring costs of approximately $4.5 million, as at December 31, 2001, will be fully paid during 2002.

Write-off on disposal of assets and related costs

In the second and fourth quarters of 2001, the Company incurred restructuring charges of approximately $12.5 million and $17.9 million, respectively, related to the carrying values of property, equipment and leasehold improvements abandoned in connection with the restructuring and exit costs associated with the anticipated liabilities for estimated customer claims resulting from the divestiture of certain parts of the Company’s Global Services division.  Included within the assets disposed of and charged to restructuring costs were personal computers and equipment used by employees terminated, office equipment and leasehold improvements in connection with the office closure or consolidation of facilities and subsidiaries in the United States, Asia and Europe.  All identified assets had been taken out of service and were held for disposal at the end of the quarter for which they were identified for inclusion in the Second and the Third Plans.

Included within the second quarter of 2001 charge of $12.5 million were amounts associated with the anticipated liabilities for estimated customer claims resulting from the divestiture of certain parts of the Company’s Global Services division which were no longer core to the Company’s business strategy.  The amounts accrued were based on the Company’s estimation of the likely costs associated with the exit of certain service contracts.  In the fourth quarter of 2001, the Company reevaluated this liability, based on the actual customer claims received, amounts paid and the successful execution of certain exit activities. The Company reduced the liability by $4.3 million with a corresponding credit to the restructuring charge in the fourth quarter of 2001.  The net charge to restructure costs and other related to the write-off on disposal of assets and other related costs after recording this credit was approximately $13.6 million.  The Company expects accrued restructuring costs of approximately $0.4 million, as at December 31, 2001, will be fully paid in 2002.

Costs associated with divestiture of certain businesses

In the fourth quarter of 2001, the Company recorded restructuring charges of approximately $0.8 million associated with the divestiture and closure of a number of professional services operations no longer directly related to the Company’s core product offering.  These business divestitures and liquidations related primarily to the professional services organization purchased through the acquisition of AppNet in September 2000.  The business divestitures which were completed in the first quarter of 2002 are described more fully in Corporate Restructuring and Business Divestitures within Management’s Discussion and Analysis of operating results for the year.

7.  NOTES PAYABLE

Notes payable as at December 31, 2000 included notes payable in connection with assets acquired under a leasing agreement and to former owners of a subsidiary acquired through the acquisition of AppNet in September 2000.  During 2001 the Company repaid these notes and the related accrued interest.

On March 15, 2001, the Company entered into an alliance agreement with Microsoft in connection with the marketing, promotion and optimization of Commerce One products using Microsoft technology.  To support the optimization, Microsoft made a two-year, interest free loan of $19.0 million to the Company.  This loan was originally due on March 15, 2003 but would become immediately payable in the event the Company breached certain provisions of the loan agreement or alliance agreement.

On March 22, 2002, the Company and Microsoft Corporation terminated the alliance agreement and revised the terms of the loan agreement.  Under the revised terms, the $19.0 million loan is now due on April 1, 2003 and bears interest at 7% per annum, payable quarterly.  The loan will become immediately due, however, if the Company's cash, cash equivalents and short-term investment balance falls below $125.0 million at any point during the term of the revised loan.  The Company has also agreed to secure the loan with a $19.0 million cash collateral account.

8.  BUSINESS DIVESTITURE AND NOTES RECEIVABLE

During 2001, the Company completed the divestiture and closure of certain professional services divisions within its Global Services division as part of the restructuring plan detailed in Note 6 of the Notes to the Consolidated Financial Statements.  These service divisions were initially acquired through the acquisition of AppNet in September 2000, and were either divested through management buy-outs during the fourth quarter of 2001 or the first quarter of 2002, or the Company ceased business operations.  As part of the Third Plan, the Company entered into three note receivable agreements, the terms of which are detailed below.

In October 2001, the Company entered into and executed an asset sale to Beaconfire Consulting Inc., a company composed of former Commerce One employees.  In consideration of the assets sold the Company received a note receivable with a face value of approximately $0.4 million due on September 30, 2006, that bears an annual interest rate of 8%, receivable on a quarterly basis.  Subject to certain criteria the Company also has the rights to a 4% and 4.5% annual share of future revenues of Beaconfire Consulting for the next 2 and succeeding 3 years, respectively, from the date of contract execution.

In October 2001, the Company entered into and executed a stock transfer and asset sale with Edgar, Dunn & Company, Inc., a company composed of former Commerce One employees.  In connection with this agreement the Company received a 10% minority interest in Edgar, Dunn & Company, Inc., and two notes receivable with face values totaling $1.3 million that are due by September 30, 2004. The notes bear an annual interest rate of 7.5%, receivable primarily on a quarterly basis.  Subject to certain criteria, the Company also has the rights to an annual revenue share of 6% of the future revenues of Edgar, Dunn & Company, Inc., for the four year period following the execution of this agreement.

On January 9, 2002, the Company entered into and executed an asset sale agreement with Connective Commerce Company LLC., a Massachusetts limited liability company composed of former Commerce One employees.  In connection with this agreement, the Company received cash of approximately $2.4 million and a note receivable with a face value of approximately $4.0 million due on December 31, 2004, that bears a quarterly interest rate of 1.75%, receivable on a quarterly basis commencing September 30, 2002.

On February 21, 2002, the Company entered into and executed a stock purchase agreement with Commerce One E-Government Solutions, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, and eGov Holdings, Inc., a Delaware corporation composed of former Company employees.  In consideration for the sale of 100% of the outstanding common stock of Commerce One E-Government Solutions, Inc to eGov Holdings, Inc., the Company received cash consideration of approximately $8.4 million.

As a result of the business divestitures completed in the fourth quarter of 2001 the Company recorded a loss on divestiture of $0.8 million that was charged to restructuring costs and other.  The Company recognized total revenues of approximately $98.7 million in 2001 from its professional services operations within the Company’s Global Services division which were disposed of in the fourth quarter of 2001 and the first quarter of 2002 under the Third Plan.

9.  COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

The Company leases its principal office facilities under non-cancelable operating leases. Rent expense amounted to $22,856,000, $14,411,000 and $2,321,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Capital lease obligations represent the present value of future rental payments under capital lease agreements for equipment. The original cost and accumulated depreciation of equipment under capital leases was $1,392,000 as at December 31, 2000.

Future minimum payments under operating leases, net of any contracted third-party sub-lease rental income at December 31, 2001 are as follows (in thousands):

YEARS ENDING DECEMBER 31,
2002	$30,687
2003	27,002
2004	27,717
2005	22,068
2006	17,540
Thereafter	29,631
Total minimum lease payments	$154,645

Non-cancelable operating lease obligations include $50.9 million which were accrued as restructuring costs as at December 31, 2001.

LEGAL PROCEEDINGS

On June 19, 2001, a putative securities class action, captioned Cameron v. Commerce One, Inc., et al., Civil Action No. 01-CV-5575, was filed against the Company, several company officers and directors (the “Individual Defendants”), and three underwriters in the Company's initial public offering (“IPO”), in the U.S. District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 (“Securities Act”) against all defendants, a violation of Section 15 of the Securities Act and Section 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Individual Defendants, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001.

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

Additional lawsuits were filed making substantially identical allegations to those in the Cameron and Market Street Securities complaints.  Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other companies.  The lawsuits against the Company have been coordinated for pretrial purposes with these other related lawsuits, and have been assigned the collective caption In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92.  The coordinated pretrial proceedings are presently being overseen by Judge Shira A. Scheindlin.  As of March 27, 2002, no briefing schedule has been established regarding the lawsuits against the Company.  The Company believes it has meritorious defenses to these securities lawsuits and will defend itself vigorously.

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

10. RELATED PARTY TRANSACTIONS

On September 18, 2000, the Company entered into a strategic alliance agreement with SAP and SAPMarkets (collectively, "SAP") to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications.  This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party.  The amount of the royalty was generally based on a percentage of the total license fee paid by the customer.

During 2001, Commerce One and SAP amended these agreements to provide for different rights to resell certain technology included in the jointly developed products and for varying royalty rates and maintenance fees depending on the particular product, category of customer and other factors.

Effective January 1, 2002, the Company amended its strategic alliance agreement with SAP to simplify its royalty payment provisions and to provide that SAP will have an unlimited right to resell the jointly developed products, in addition to a right to resell certain other Commerce One technology on an OEM basis, during the first three quarters of 2002 in return for an aggregate fee of approximately $20.7 million, comprised primarily of license fees, as well as associated maintenance and support.  These fees will be credited against SAP's prior pre-payments to Commerce One, which have been recorded by Commerce One as deferred revenue, and the license fees will be recognized ratably over the three-quarter period. The amendment provides that during this three-quarter period, Commerce One will pay SAP a royalty based upon a fixed percentage of the total license fee for jointly developed products sold by Commerce One. The amendment further provides that the royalty payments for such rights shall be renegotiated by the parties prior to September 30, 2002 and the agreement will default to the historical royalty structure in the event the parties fail to agree on a new payment schedule by that date.

The amendment further provides that each of the parties intend to phase out the jointly developed Enterprise Buyer procurement products and replace such products over time with its own successor procurement products.  As a result, the Company anticipates that corresponding revenues received from SAP for the sale of such products will decline in the future as the parties' shift their focus to their respective procurement products.  The Company further anticipates that revenues from the MarketSet product, primarily targeted at the e-marketplace sector, may decline over time as the Company shifts its focus to its other enterprise applications.

During the years ended December 31, 2001 and 2000, the Company recognized substantial revenues in connection with its strategic alliance with SAP. In 2001 and 2000, SAP reported royalties to the Company of approximately $79.1 million and $44.6 million, respectively, of which license revenues were approximately $68.3 million and $44.1 million, respectively.  As described above under the terms of the amended strategic alliance agreement with SAP, effective January 1, 2002, SAP will have an unlimited right to resell jointly developed products during the first three quarters of 2002, in return for aggregate royalty fees of approximately $20.7 million, comprised primarily of license fees. The license fees will be recognized ratably over the first three quarters of 2002. SAP has historically made non-refundable royalty prepayments to the Company, which the Company has recorded as deferred revenue as payments have been received.  The Company recognizes revenue when SAP reports the Company’s share of the license and software maintenance fees from jointly developed products that have been licensed by SAP.  When the Company licenses one of the jointly developed products to its customer the Company records the royalty payments due to SAP as a reduction of license or support revenue, as appropriate.  The Company has also generated revenues from its relationship with SAP by performing professional services as a subcontractor to SAP, primarily on software implementation engagements where the Company has jointly sold MarketSet or Enterprise Buyer to a SAP customer.

During the years ended December 31, 2001 and 2000, the Company recognized revenues with Covisint, LLC (“Covisint”), a business-to-business e-marketplace for the procurement of goods and services by automakers, their suppliers and others.  The Company holds a two percent equity interest in Covisint and under the terms of a Technology Agreement with Covisint (see Note 11), the Company indirectly licenses software and professional services and software maintenance to Covisint in exchange for cash compensation and a share of Covisint’s e-marketplace revenue over a ten-year period.

During the years ended December 31, 2001, 2000 and 1999, the Company recognized revenue from transactions with NTT Corporation (“NTT”).  A member of the Company’s Board of Directors currently serves as an executive of an NTT subsidiary.

Amounts included in the consolidated financial statements in connection with the related party transactions described above are as follows (in thousands):

	YEARS ENDING DECEMBER 31,
	2001	2000	1999
Revenues:
SAP	$79,111	$44,602	$—
Covisint	12,885	6,036	—
NTT	5,745	1,874	2,078
Total	$97,741	$52,512	$2,078

Professional consulting costs including within Cost of services:
SAP	$1,367	$—	$—
Covisint	—	—
NTT	—	—	—
Total	$1,367	$52,512	$—

	DECEMBER 31,
	2001	2000
Accounts receivable:
SAP	$874	$372
Covisint	738	1,059
NTT	57	1,054
Total	$1,669	$2,485

Accounts payable:
SAP	$—	$2
Covisint	—	—
NTT	—	—
Total	$—	$2

Deferred revenue:
SAP	$33,863	$35,874
Covisint	72	—
NTT	1,523	6,150
Total	$35,458	$42,024

Other current liabilities:
SAP	$4,114	$1,297
Covisint	—	—
NTT	—	400
Total	$4,114	$1,697

11. STOCKHOLDERS' EQUITY

STRATEGIC RELATIONSHIP WITH SAP AG

On September 18, 2000, the Company entered into agreements with SAP AG to jointly develop and deliver the next generation of e-business marketplace solutions.  In connection with those agreements, the Company issued 5,059,546 shares of common stock to SAP AG for an aggregate purchase price of $250 million.

On June 28, 2001, Commerce One and SAP AG entered into a further stock purchase agreement and related agreements that resulted in Commerce One's issuance of 47,484,767 shares of its common stock to SAP AG at a purchase price of $4.75 per share, for a total purchase price of approximately $225 million. The transaction was completed on August 6, 2001.   SAP AG owned a total of approximately 57.3 million shares of Commerce One common stock as of March 20, 2002.

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

SAP AG also agreed to certain standstill restrictions that, for three years following the date of share purchase agreement, generally restrict SAP AG's ability to acquire more than 23% of Commerce One's outstanding common stock, seek control of Commerce One, or participate in groups with respect to the holding or voting of Commerce One's stock. The standstill obligations terminate prior to three years from the date of the share purchase agreement upon the occurrence of certain events, such as a change of control of Commerce One or the acquisition of more than 15% of Commerce One by certain named competitors of SAP AG. These obligations are also suspended in the event of an offer for such a change of control or acquisition, but will be reinstated if the offer is withdrawn or terminated. SAP AG also remains subject to the operation of Commerce One's shareholder rights plan, or “poison pill”, which was amended to permit SAP AG to beneficially own shares of Commerce One common stock up to the 23% standstill limit.

Until the earlier of three years from the closing or the end of the standstill period, SAP AG has the right to participate to maintain its pro rata ownership of Commerce One's outstanding shares in the event Commerce One issues additional securities in a private transaction. In addition, SAP AG is entitled to certain registration rights, after one year with respect to shares purchased by SAP AG from Commerce One prior to the transaction, and after two years with respect to the other shares it currently owns, shares acquired in the transaction and any shares it acquires from Commerce One in the future. SAP AG also received the right to nominate a director for election to Commerce One's board of directors for as long as SAP AG owns ten percent or more of Commerce One's common stock. If SAP AG is entitled to nominate a director but no director is nominated or available to attend a meeting of Commerce One's board of directors, SAP AG may send an observer to attend. SAP AG also generally agreed to vote its shares in proportion with the other stockholders of Commerce One only with respect to nominees to Commerce One's board of directors and stockholder proposals to amend or rescind Commerce One's rights plan or SAP AG's standstill agreement during the standstill period. There are no other restrictions on SAP AG's voting rights.

STOCKHOLDERS’ RIGHTS AGREEMENT

In March 2001, the Board of Directors of the Company approved a Stockholders' Rights Plan. Under the plan, Commerce One issued a dividend of one right for each share of common stock of the Company held by stockholders of record as of the close of business on April 30, 2001. The rights trade with Commerce One's common stock. Each right entitles stockholders to purchase a fractional share of Commerce One's preferred stock for an exercise price of $70. However, the rights are not immediately exercisable and will generally become exercisable if a person or group acquires beneficial ownership of 15 percent or more of Commerce One's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of Commerce One's common stock. The rights will become exercisable by holders, other than the unsolicited third party acquiror, for shares of Commerce One or of the third party acquiror having a value of twice the right's then-current exercise price. The rights are redeemable by Commerce One and will expire on April 30, 2011. The Rights Plan was not adopted in response to any effort to acquire control of the Company.

REORGANIZATION INTO A HOLDING COMPANY STRUCTURE

During 2001, the Company completed its reorganization into a holding company structure.  As part of the reorganization, the Stockholders of the “old” Commerce One (now the wholly-owned subsidiary Commerce One Operations, Inc.) became stockholders of the “new” Commerce One.

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

In July 2001, Commerce One Operations completed the reorganization into a holding company structure by means of a merger with and into a wholly-owned subsidiary of Commerce One, pursuant to an Agreement and Plan of Merger, dated April 25, 2001 by and among Commerce One, New C1 Merger Corporation and Commerce One Operations.

Upon completion of the reorganization, Commerce One Operations became a wholly owned subsidiary of Commerce One and changed its name to Commerce One Operations, Inc. Holders of Commerce One Operations common stock (and the associated right under Commerce One Operation's stockholder rights plan) received one share of Commerce One common stock for each share of Commerce One Operations common stock (and associated right) held by such stockholder prior to the reorganization. Commerce One stock began trading on the NASDAQ Stock Market in place of Commerce One Operations without interruption under the same trading symbol "CMRC."

Commerce One continued the business of Commerce One Operations as the parent holding company of Commerce One Operations.

On the completion of the reorganization, Commerce One received an aggregate two percent equity interest in Covisint. Upon the execution of the Formation Agreement, Commerce One issued 14.4 million shares of its common stock to Ford and 14.4 million shares of its common stock to GM. Half of each of Ford's and GM's shares are held in escrow and will be released to Ford and GM in December 2002, unless certain conditions under the Formation Agreement are not satisfied, in which case the shares will be released in June 2004. Prior to the reorganization, the board of directors issued a dividend of one right under Commerce One's stockholder rights plan per share of common stock held by Ford and General Motors.

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

STOCK OPTIONS

In 1997, the Company adopted the Commerce One 1997 Incentive Stock Option Plan, which plan was amended and restated in 1999 (the "1997 Plan").  In 1999, the Company adopted the 1999 Nonstatutory Stock Option Plan (the "1999 Plan"). In connection with various acquisitions, the Company assumed the VEO and CommerceBid stock option plans in 1999 and the Mergent and AppNet stock option plans in 2000 and the Exterprise stock option plan in 2001. The Company terminated all the assumed plans upon the assumption and no further options will be granted under them. As of December 31, 2001, the Company reserved an aggregate of 16,605,360 shares of common stock for issuance pursuant to all of its stock option plans and one standalone nonstatutory stock option agreement. All employees, including without limitation, independent contractors and directors are eligible to receive awards under the 1997 Plan.

Options granted under the 1997 Plan may be either incentive stock options or non-qualified stock options. The exercise price of incentive stock options granted under the 1997 Plan may not be less than the fair market value of the shares of the Company's common stock on the date of grant. However, the Administrator of the plan shall determine the exercise price of non-qualified stock options. The option holder may exercise unvested options and obtain shares of stock that are subject to a repurchase option by the Company at the original exercise price in the event of the employee's termination. As at December 31, 2001 the Company had issued 668,000 shares of common stock subject to repurchase.  The repurchase rights lapse over the period that the underlying options vest.

Options granted under the 1999 Plan may only be non-qualified stock options and the Administrator shall determine the exercise price.

Under the Company's 1999 Director Option Plan, 810,000 shares of common stock have been reserved for grants of stock options under such plan. As of December 31, 2001, options to purchase 765,000 shares have been granted under the 1999 Director Option Plan.

A summary of the Company's stock option activity under all plans is set forth below:

	NUMBER OF SHARES	WEIGHTED-AVERAGE EXERCISE PRICE PER SHARE
Outstanding at December 31, 1998	11,333,664	$0.14
Granted	26,288,024	$11.23
Exercised	(7,431,282)	$0.21
Canceled	(2,994,744)	$0.57
Outstanding at December 31, 1999	27,195,662	$10.43
Granted and assumed	29,023,809	$50.10
Exercised	(8,033,004)	$5.04
Canceled	(2,275,244)	$29.63
Outstanding at December 31, 2000	45,911,223	$35.49
Granted and assumed	48,960,033	$4.43
Exercised	(4,293,315)	$1.62
Canceled	(36,847,630)	$40.47
Outstanding at December 31, 2001	53,730,311	$5.89
Exercisable and vested at December 31, 2001	15,585,731	$8.12

	Options Outstanding			Options Exercisable and Vested
Range of Exercise Prices	Number of Outstanding Option	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price Per Share
$0.00 - $2.50	4,485,472	6.95	$1.57	2,555,576	$0.73
$2.81	18,317,584	8.73	$2.81	6,967,794	$2.81
$3.15 - $3.26	604,390	9.68	$3.26	226	$3.26
$3.36	16,817,752	9.87	$3.36	1,666	$3.36
$3.48 - $4.99	3,260,446	8.10	$3.60	1,457,785	$3.55
$5.46 - $5.61	2,078,120	8.82	$5.57	527,931	$5.53
$5.84 - $9.22	2,698,244	8.99	$8.26	1,048,321	$7.69
$9.33 - $19.38	1,894,772	7.98	$15.14	972,926	$15.92
$19.83 - $32.06	1,675,977	8.33	$24.29	912,921	$24.10
$33.00 - $104.44	1,897,554	8.36	$45.79	1,140,585	$45.08
	53,730,311	8.88	$5.89	15,585,731	$8.12

STOCK OPTION EXCHANGE PROGRAM

On March 5, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date. The elections to cancel options were effective on April 6, 2001. The exchange resulted in the voluntary cancellation by 2,307 employees of options to purchase 24,585,051 shares of common stock with exercise prices ranging from $1.00 to $104.44 in exchange for the same number of replacement options. The replacement options were granted on October 8, 2001 and have the same terms and conditions as each optionee's cancelled options, including the vesting schedule and expiration date of the cancelled options. The replacement options were granted at an exercise price of $2.81 per share of common stock on October 8, 2001. Employees were eligible to participate in the program; Board members, former employees and consultants were ineligible to participate. The Company did not incur any compensation charge in connection with the program.

RESTRICTED COMMON STOCK

In May 2001, the Company issued 1,725,697 restricted shares of common stock to certain employees.  The shares of restricted common stock vest ratably over a two year period and are subject to forfeiture if an employee ceases employment prior to that time.  In 2001, 658,846 shares of restricted common stock were forfeited due to the cessation of employment by certain employees.  As of December 31, 2001, 744,593 shares of restricted common stock were outstanding and subject to forfeiture.

DEFERRED STOCK-BASED COMPENSATION

The Company recorded deferred stock compensation of approximately $16,279,000 in 2001, of which $2,180,000 related to the business acquisition of Exterprise Inc. and $14,099,000 related to the difference between the fair market value and fair value of restricted stock issued to employees in May 2001.  During the year the deferred stock compensation recorded in relation to the restricted stock award was reduced by $4,836,000, representing the deferred stock compensation recorded for restricted stock subsequently forfeited by employees upon termination of their employment.  In the years ended December 31, 2000 and 1999 the Company recorded deferred stock compensation of approximately $189,340,000 (of which $169,166,000 related to acquisitions) and $4,586,000, respectively, representing the difference between the exercise price and the deemed fair value of certain of the Company's stock options granted to employees and options assumed in connection with the acquisitions of Mergent Systems and AppNet. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options and restricted common stock awards using a graded vesting method.  Such amortization amounted to approximately $98,302,000, $39,820,000 and $2,324,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

PRO FORMA DISCLOSURES OF THE EFFECT OF STOCK BASED COMPENSATION

Proforma information regarding results of operations and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions: a risk-free interest rate of 5.0%, 6.2% and 5.7% for the years ended December 31, 2001, 2000 and 1999, respectively, no dividend yield, a weighted-average expected life of the options of 3.0 years for the year ended December 31, 2001 and 2000 and 4.5 years for the year ended December 31, 1999, a volatility factor of the expected market price of the Company's common stock of 146% and 135% for the years ended December 31, 2001 and 2000, respectively, and 170% for the period July 1, 1999 to December 31, 1999 and 0% for the period January 1, 1999 to June 30, 1999.

The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

If compensation cost for the Company's stock-based compensation plans had been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes option valuation model, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma as adjusted amounts indicated below (in thousands except per share data):

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
Net loss—pro forma as adjusted	$(2,452,840)	$(880,895)	$(66,055)
Basic and diluted net loss per share—pro forma as adjusted	$(9.78)	$(5.24)	$(0.77)

The weighted average fair value of options granted, which is the value assigned to the options under SFAS No. 123, was $4.08, $47.06 and $18.89 for options granted during the years ended December 31, 2001, 2000 and 1999, respectively.

The pro forma impact of options on the net loss for the years ended December 31, 2001, 2000 and 1999 is not representative of the effects on pro forma net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

1999 EMPLOYEE STOCK PURCHASE PLAN

Under the 1999 Employee Stock Purchase Plan, (“ESPP Plan”), the Company issued 2,913,301 shares of common stock at a weighted average price of $4.00 per share, 1,985,340 shares of common stock at a weighted average price of $5.65 per share and 653,076 shares of common stock at a weighted average price of $2.97 per share, in 2001, 2000 and 1999, respectively.  As of December 31, 2001, 10,783,687 shares of common stock have been reserved for issuance under the ESPP Plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable two-year offering period or the last day of the applicable six month purchase period.

WARRANTS

In November 2000, the Company issued a warrant to a consulting firm, in connection with services provided, to purchase 100,000 shares of common stock at an exercise price of $110.92. The warrant is exercisable through March 17, 2005. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: risk free rate of 5.0%, weighted average contractual life of 4.3 years, 106% volatility and no dividend yield, which resulted in a value of $1,524,000. This amount was charged to operations during the year 2000.

12. INCOME TAXES

The following is a geographical breakdown of consolidated income (loss) before income taxes by income tax jurisdiction (in thousands):

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
United States	$(2,626,787)	$(308,411)	$(50,187)
Foreign	51,689	(30,136)	(8,947)
Total	$(2,575,098)	$(338,547)	$(59,134)

There has been no provision for U.S. federal or state income taxes for any period as the Company has incurred operating losses in all periods. During the years ended December 31, 2001, 2000 and 1999, the Company recorded foreign income tax provisions of $9,001,000, $6,400,000 and $4,188,000, respectively, relating to taxes withheld from customer payments and remitted to foreign taxing jurisdictions on the Company's behalf and income taxes generated in certain foreign jurisdictions.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	YEARS ENDED DECEMBER 31
	2001	2000	1999
US federal taxes (benefit) at statutory rate	(35.0)%	(35.0)%	(35.0)%
State	(5.2)%	(5.3)%	(5.0)%
Foreign	0.3%	1.9%	7.1%
Acquisition related charges	30.0%	24.7%	12.1%
Valuation allowance	10.2%	15.6%	28.1%
Other Americas	—	—	(0.2)%
Total	0.3%	1.9%	7.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	DECEMBER 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$239,607	$157,128
Capitalized research and development costs	12,156	5,604
Deferred revenue	22,035	15,016
Tax credit carryforwards	9,516	6,072
Accrued costs and expenses	29,805	26,543
Deferred tax assets	313,119	210,363
Less: valuation allowance	(299,851)	(145,844)
Total deferred tax assets	13,268	64,519
Deferred tax liabilities:
Other identified intangible assets	(13,268)	(64,519)
Total deferred tax liabilities	(13,268)	(64,519)
Net deferred tax assets	$0	$0

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $154,008,000, $102,829,000 and $29,212,000 during 2001, 2000 and 1999 respectively.

The tax benefits associated with employee stock options provide a deferred tax benefit of $174 million as of December 31, 2001 which has been fully offset by a valuation allowance and will be credited to additional paid-in capital when realized.

As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $662,272,000, which expire in the years 2009 through 2021.

The Company also had net operating loss carryforwards for state income tax purposes of approximately $240,584,000 expiring in the years 2002 through 2011.

In addition, the Company had federal and state tax credit carryforwards of approximately $6,251,000 and $4,947,000 respectively, which expire in the years 2012 through 2021.

Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

13. PROFIT SHARING PLAN

The Company has a profit sharing plan and trust under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Eligible employees may contribute amounts to the plan via payroll withholdings, subject to certain limitations. The Company did not match contributions by plan participants during the year ended December 31, 2000. The Company began making matching contributions in 2001.

14. REVENUE BY GEOGRAPHIC AREA

Revenue was derived from customers in the following geographic areas (in thousands):

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
United States	$270,630	$225,994	$9,733
Europe, Middle East and Africa	83,361	119,372	8,877
Asia Pacific	28,319	47,419	7,743
Other Americas	26,259	9,011	7,204
	$408,569	$401,796	$33,557

15. BUSINESS COMBINATIONS

EXTERPRISE, INC.

Effective May 25, 2001, the Company acquired Exterprise, Inc. (“Exterprise”), a provider of platform solutions that enable the development and deployment of e-commerce applications.  The acquisition was structured as a common stock for common stock merger and has been accounted for as a purchase transaction.  The purchase consideration was approximately $66.3 million consisting of 7.2 million shares of common stock with a fair value of approximately $60.7 million, assumption of option to acquire approximately 258,000 shares of common stock with a fair value of $2.5 million and transaction costs of approximately $3.1 million.

The Company estimated that approximately $4.5 million of the $66.3 million purchase consideration represented purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use.  Accordingly, this amount was charged to operations during the year.

The total purchase cost for the Exterprise acquisition has been allocated to the acquired assets and assumed liabilities based upon estimates of their fair value.  The following table depicts the total purchase cost and the allocation thereof (in thousands):

Cash	$554
Accounts receivable	106
Assumed liabilities	(6,103)
Deferred compensation	2,181
Intangible assets:
Assembled workforce	3,508
Purchase technology	5,187
Patents	1,018
Goodwill	55,307
Total intangible assets	65,020
Purchased in-process research and development charged to operations in 2001	4,548
Total purchase cost	$66,306

Goodwill arising from the acquisition was amortized on a straight-line basis over five years until December 31, 2001.  Other intangible assets are amortized over their estimated useful lives ranging from one to five years.  Effective January 1, 2002 goodwill and indefinite lived intangible assets will be assessed for impairment under SFAS No. 142, “Goodwill and other Intangible Assets.”

APPNET, INC.

Effective September 13, 2000, the Company acquired publicly traded AppNet, Inc. ("AppNet"), a provider of end-to-end Internet professional services. The acquisition was accounted for as a purchase transaction. The financial statements include operating results of AppNet from the date of the acquisition. The purchase consideration was approximately $1,653.3 million consisting of 27,887,280 shares of common stock with a fair value of approximately $1.266 billion and assumption of option to acquire approximately 7.0 million options of common stock with a fair value of approximately $363.1 million, and transaction costs of approximately $24.0 million.

The purchase costs was allocated to the acquired assets and assumed liabilities based on the estimated deemed fair values as follows (in thousands):

Cash	$39,122
Accounts receivable and other assets	16,414
Deferred compensation	169,166
Intangible assets:
Assembled workforce	28,000
Customer contracts	11,900
Internal proprietary software	3,500
Covenant not to compete	2,300
Goodwill	1,382,936
Total intangible assets	1,428,636
Total purchase costs	$1,653,338

Goodwill arising from the acquisition was amortized on a straight-line basis over three years until December 31, 2001.  Other intangible assets are amortized over their estimated useful lives ranging from one to three years.  Effective January 1, 2002 goodwill and indefinite lived intangible assets will be assessed for impairment under SFAS No. 142, “Goodwill and other Intangible Assets.”

During 2001 the Company issued an additional 857,792 shares of its common stock to certain former stockholders and employees of AppNet.  The fair value of these shares was approximately $11.5 million, which amount was charged against related liabilities assumed by the Company in connection with the acquisition.

MERGENT SYSTEMS, INC.

Effective January 7, 2000, the Company acquired Mergent Systems, Inc. ("Mergent"), a company specializing in enabling infomediaries and Global 3000 companies to create, operate, and manage product information systems and aggregated multivendor catalogs for e-commerce, in a transaction accounted for as a purchase. The consolidated financial statements include operating results of Mergent from the date of acquisition. The purchase consideration was approximately $148.4 million consisting of 1,742,190 shares of common stock with a fair value of $122.6 million, assumption of options to acquire 219,010 options with a fair value of $15.3 million, $238,000 of assumed liabilities, transaction costs of $250,000, and approximately $10.0 million in cash to the Mergent stockholders in this transaction.

The purchase cost was allocated to the acquired assets and assumed liabilities based on the estimated deemed fair values as follows (in thousands):

Cash	$1,126
Accounts receivable and other assets	272
Intangible assets:
Purchased technology	7,884
Assembled workforce	373
Tradenames/patents	555
Goodwill	133,065
Total intangible assets	141,877
Purchased in-process research and development to be charged to operations in 2000	5,142
Total purchase cost	$148,417

Goodwill arising from the acquisition was amortized on a straight-line basis over five years until December 31, 2001.  Other intangible assets are amortized over their estimated useful lives ranging from one to five years.  Effective

January 1, 2002 goodwill and indefinite lived intangible assets will be assessed for impairment under SFAS No. 142, “Goodwill and other Intangible Assets.”

The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from Mergent. The calculation of value was then adjusted to reflect only the value creation efforts of Mergent prior to the close of the acquisition.

COMMERCEBID.COM, INC.

Effective November 12, 1999, the Company acquired CommerceBid.com, Inc. ("CommerceBid"), a provider of business-to-business auction and reverse auction service solutions, in a transaction accounted for as a purchase. The consolidated financial statements include the operating results of CommerceBid from the date of acquisition. The purchase consideration was approximately $227.5 million consisting of 4,578,312 shares of common stock with a fair value of $217.1 million, assumptions to acquire 59,004 options with a fair value of $2.8 million, $4.5 million in cash plus an additional $5.0 million in contingent consideration.

The purchase cost was allocated to the acquired assets and assumed liabilities based on deemed fair values as follows (in thousands):

Cash	$1,160
Accounts receivable and other assets	296
Intangible assets:
Purchased technology	23,646
Assembled workforce	385
Goodwill	195,707
Total intangible assets	219,738
Purchased in-process research and development charged to operations in 1999	6,337
Total purchase cost	$227,531

Goodwill arising from the acquisition was amortized on a straight-line basis over four years until December 31, 2001.  Other intangible assets are amortized over their estimated useful lives ranging from one to four years.  Effective January 1, 2002 goodwill and indefinite lived intangible assets will be assessed for impairment under SFAS No. 142, “Goodwill and other Intangible Assets.”

The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from CommerceBid. The calculation of value was then adjusted to reflect only the value creation efforts of CommerceBid prior to the close of the acquisition.

VEO SYSTEMS, INC.

Effective January 15, 1999, the Company acquired VEO Systems, Inc. ("VEO"), a company specializing in the creation of XML technology applications, in a transaction accounted for as a purchase. The consolidated financial statements include the operating results of VEO from the date of acquisition. The purchase consideration was approximately $23.2 million consisting of 11,794,130 shares of common stock with a fair value of $13.3 million, 1,200,249 shares of Series D prime preferred stock (having the same rights as Series D with an aggregate liquidation preference of $2,000,000) with a fair value of $2.8 million, 4,954,626 stock options with a fair value of $5.1 million, $258,000 of assumed liabilities, $400,000 in cash and $400,000 of acquisition costs. In addition, the Company advanced $950,000 in cash to VEO under a note receivable during 1998. An additional consideration of $400,000 in cash was paid to certain employees who remained employed through January 2000.

The purchase cost was allocated to the acquired assets and assumed liabilities based on deemed fair values as follows (in thousands):

Cash	$358
Accounts receivable and other assets	823
Intangible assets:
Purchased technology	2,274
Assembled workforce	541
Tradenames/patents	693
Goodwill	15,432
Total intangible assets	18,940
Purchased in-process research and development charged to operations in 1999	3,037
Total purchase cost	$23,158

Goodwill arising from the acquisition was amortized on a straight-line basis over five years until December 31, 2001.  Other intangible assets are amortized over their estimated useful lives ranging from two to five years.  Effective January 1, 2002 goodwill and indefinite lived intangible assets will be assessed for impairment under SFAS No. 142, “Goodwill and other Intangible Assets.”

The following unaudited pro forma adjusted summary represents the consolidated results of operations for the years ended December 31, 2001, 2000 and 1999 as if the acquisitions of VEO, CommerceBid, Mergent Systems, AppNet and Exterprise had occurred on January 1, 1999 and are not intended to be indicative of future results (in thousands, except per share data):

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
Pro forma adjusted net revenue	$409,150	$540,944	$143,418
Pro forma adjusted net loss	$(2,606,032)	$(753,359)	$(817,495)
Pro forma adjusted net loss per share - basic and diluted	$(10.27)	$(3.87)	$(6.44)
Number of shares used in pro forma share calculation - basic and diluted	253,707	194,868	126,867

The pro forma results of operations include historical operations of the Company, VEO, CommerceBid, Mergent Systems, AppNet and Exterprise adjusted to reflect certain pro-forma adjustments, including amortization of goodwill and other intangible assets arising from the acquisitions, and do not include charges for purchased in-process research and development of $4,548,000, $9,374,000 and $5,142,000 in 2001, 2000 and 1999, respectively, as a result of these acquisitions as they are non-recurring charges.  These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

15. SELECTED QUARTERLY COMBINED FINANCIAL DATA (UNAUDITED)

A summary of the Company’s quarterly financial results follows (in thousands, except per share data).

	YEAR ENDED DECEMBER 31, 2001
	QUARTER ENDED
	March 31	June 30	September 30	December 31
Total revenues	$170,273	$101,251	$81,086	$55,959
Loss from operations	$(228,739)	$(2,066,266)	$(119,271)	$(168,393)
Net loss	$(228,534)	$(2,068,258)	$(119,020)	$(168,287)
Basic and diluted net loss per share	$(1.02)	$(9.02)	$(0.45)	$(0.59)

	YEAR ENDED DECEMBER 31, 2000
	QUARTER ENDED
	March 31	June 30	September 30	December 31
Total revenues	$35,009	$62,704	$112,684	$191,399
Loss from operations	$(45,186)	$(42,859)	$(62,496)	$(195,023)
Net loss	$(43,645)	$(43,147)	$(60,646)	$(197,509)
Basic and diluted net loss per share	$(0.29)	$(0.28)	$(0.37)	$(0.99)

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to identification of directors and officers is incorporated by reference from Commerce One’s definitive Proxy Statement (“Proxy Statement”) for the Annual Meeting of Stockholders to be held on May 29, 2002 under the captions “The Board” and “Executive Officers,” respectively.

The information required by this item with respect to the information required under Item 405 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Proxy Statement under the caption “Executive Compensation.”

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated by reference from the Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders.”

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated by reference from the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation.”

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           DOCUMENTS FILED AS PART OF THE REPORT

1. FINANCIAL STATEMENTS

See Item 8 of this Form 10-K

2. FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule of Commerce One for each of the years ended December 31, 2001, 2000 and 1999 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Commerce One.

Schedule II—Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted as they are either not required, not applicable, or the information has otherwise been shown in the consolidated financial statements or notes thereafter.

3. EXHIBITS

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Restated Certificate of Incorporation of the Registrant.
3.2	Amended and Restated Bylaws of the Registrant.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)

Amended and Restated Preferred Stock Rights Agreement, dated as of July 11, 2001, between Commerce One, Inc., New Commerce One Holding, Inc. and Fleet National Bank including the form of Rights Certificate and the Rights attached thereto as Exhibits B and C, respectively.

10.1(2)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(2)	Form of 1997 Incentive Stock Option Plan and form of agreements thereunder.
10.3(2)	Form of 1999 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(3)	1999 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.5(2)	Form of 1999 Director Option Plan and form of agreements thereunder.
10.6(2)	Master Software License and Services Agreement between the Registrant and NTT Communications, dated April 16, 1999.
10.7(2)	Governance Agreement between the Registrant and British Telecommunications, plc., dated March 26, 1999.
10.8(2)	Marketing Agreement between the Registrant and British Telecommunications, plc., dated March 26, 1999.
10.9(2)	MarketSite License Agreement between the Registrant and British Telecommunications, plc., dated March 25, 1999.
10.10(2)	Amended and Restated Trading Agreement between the Registrant and British Telecommunications, plc., dated March 25, 1999.
10.11(2)	Stock Purchase and Master Strategic Relationship Agreement between the Registrant and NTT Communications, dated June 1999.
10.12(4)	Amended and Restated Standstill and Stock Restriction Agreement by and among Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.

10.13(4)	Investor Rights Agreement by and between Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.14(5)

Formation Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation, New Commerce One Holding, Inc. (solely for the purposes of Section 11.3 thereof) Daimler Chrysler AG and (solely for the purposes of section 2.4, 11.2 and 11.9 thereof) Covisint LLC.

10.15(5)	Standstill and Stock Restriction Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.16(5)	Registration Rights Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.17(6)	Stand-alone Stock Option Agreement between Robert M. Kimmitt and Commerce One, Inc., dated as of April 14, 2000.
10.18(6)	Relocation Loan Agreement between Robert M. Kimmitt and Commerce One, Inc. dated May 17, 2000, (repaid in full during 2001.)
10.18.1(7)	First Amended Relocation Loan Agreement between Robert M. Kimmitt and Commerce One, Inc. dated January 31, 2001.
10.19(8)	Strategic Alliance Agreement dated September 18, 2000 by and between Commerce One, Inc., SAP and SAP Markets, Inc.
10.20(9)	AppNet Systems, Inc. 1999 Stock Incentive Plan.
10.21(9)	AppNet Systems, Inc. 1998 Stock Option and Incentive Plan.
10.22(9)	Internet Outfitters, Inc. 1996 Incentive Stock Option Plan.
10.23(9)	Century Computing, Incorporated Incentive Stock Option Plan.
10.24(7)	Form of Change of Control Severance Agreement.
10.25(7)	Form of Amendment No. 1 to Change of Control Severance Agreement.
10.26(10)	Strategic Alliance Agreement Amendment No. 2, dated April 10, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.27(10)	Strategic Alliance Agreement Amendment No. 3, dated June 29, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.28(11)	Employee Loan Agreement between Commerce One, Inc., and Dennis H. Jones, dated August 22, 2001.
10.29	Promissory Note, dated March 22, 2002, executed by Commerce One, Inc. in favor of Microsoft Capital Corporation.
10.30	Collateral Account Notification and Acknowledgment between Commerce One, Inc. and Microsoft Capital Corporation.

10.31	Strategic Alliance Agreement Amendment No. 4, effective as of January 1, 2002 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.*
21.1	List of Subsidiaries of Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (see page 66).

(1)       Incorporated by reference to Commerce One’s Form 8-A (File No. 000-32979) filed on July 11, 2001.

(2)       Incorporated by reference to Commerce One’s Registration Statement of Form S-1 (File No. 333-76987), declared effective July 1, 1999.

(3)       Incorporated by reference to Commerce One’s Form S-8 (File No. 333-33328), filed on March 27, 2000.

(4)       Incorporated by reference to Commerce One’s Current Report on Form 8-K (File No. 333-58558), filed on July 10, 2001.

(5)       Incorporated by reference to Commerce One’s Current Report on Form 8-K (File No. 000-26453), filed on December 29, 2000.

(6)       Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-26453), filed on August 14, 2000.

(7)       Incorporated by reference to Commerce One’s Annual Report on Form 10-K (File No. 000-26453), filed on April 2, 2001.

(8)       Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 14, 2000.

(9)       Incorporated by reference to Commerce One’s Form S-8 (File No. 333-46254), filed on September 20, 2000.

(10)     Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2001.

(11)     Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2001.

*         Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

(b)           REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the quarter ended December 31, 2000:

None.

(c)           EXHIBITS

See Item 14(a)(3), above.

(d)           FINANCIAL STATEMENT SCHEDULES

See Item 8, above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2002

COMMERCE ONE, INC.
By:	/s/ MARK B. HOFFMAN
Mark B. Hoffman
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter F. Pervere and Beth Frensilli, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or her substitute or substitutes, any do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK B. HOFFMAN	Chief Executive Officer and Chairman of the	March 30, 2002
Mark B. Hoffman	Board (Principal Executive Officer)

/s/ DENNIS H. JONES	Vice Chairman of the Board and President	March 30, 2002
Dennis H. Jones

/s/ PETER F. PERVERE	Senior Vice President and Chief Financial	March 30, 2002
Peter F. Pervere	Officer (Principal Financial and
Accounting Officer)

/s/ JOHN V. BALEN	Director	March 30, 2002
John V. Balen

/s/ KENNETH C. GARDNER	Director	March 30, 2002
Kenneth C. Gardner

/s/ WILLIAM J. HARDING	Director	March 30, 2002
William J. Harding

/s/ ROBERT M. KIMMITT	Director	March 30, 2002
Robert M. Kimmitt

/s/ DAVID H. FURNISS	Director	March 30, 2002
David H. Furniss

/s/ TOSHIMUNE OKIHARA	Director	March 30, 2002
Toshimune Okihara

/s/ LARRY W. SONSINI	Director	March 30, 2002
Larry W. Sonsini

/s/ ALEX S. VIEUX	Director	March 30, 2002
Alex S. Vieux

COMMERCE ONE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ACCOUNTS RECEIVABLE ALLOWANCES (in thousands)

	Balances at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Charged to Revenues and Cost of Revenues	Deductions	Balances at End of Period
Year ended December 31, 1999	$295	$—	$213	$—	$(15)	$493
Year ended December 31, 2000	$493	$9,154	$2,657	$2,510	$(4,639)	$10,175
Year ended December 31, 2001	$10,175	$—	$32,924	$16,807	$(33,550)	$26,356

S-1

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Restated Certificate of Incorporation of Commerce One, Inc.
3.2	Amended and Restated Bylaws of the Registrant.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)

Amended and Restated Preferred Stock Rights Agreement, dated as of July 11, 2001, between Commerce One, Inc., New Commerce One Holding, Inc. and Fleet National Bank including the form of Rights Certificate and the Rights attached thereto as Exhibits B and C, respectively.

10.1(2)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(2)	Form of 1997 Incentive Stock Option Plan and form of agreements thereunder.
10.3(2)	Form of 1999 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(3)	1999 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.5(2)	Form of 1999 Director Option Plan and form of agreements thereunder.
10.6(2)	Master Software License and Services Agreement between the Registrant and NTT Communications, dated April 16, 1999.
10.7(2)	Governance Agreement between the Registrant and British Telecommunications, plc., dated March 26, 1999.
10.8(2)	Marketing Agreement between the Registrant and British Telecommunications, plc., dated March 26, 1999.
10.9(2)	MarketSite License Agreement between the Registrant and British Telecommunications, plc., dated March 25, 1999.
10.10(2)	Amended and Restated Trading Agreement between the Registrant and British Telecommunications, plc., dated March 25, 1999.
10.11(2)	Stock Purchase and Master Strategic Relationship Agreement between the Registrant and NTT Communications, dated June 1999.
10.12(4)	Amended and Restated Standstill and Stock Restriction Agreement by and among Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.13(4)	Investor Rights Agreement by and between Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.14(5)

Formation Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation, New Commerce One Holding, Inc. (solely for the purposes of Section 11.3 thereof) Daimler Chrysler AG and (solely for the purposes of section 2.4, 11.2 and 11.9 thereof) Covisint LLC.

10.15(5)	Standstill and Stock Restriction Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.16(5)	Registration Rights Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.17(6)	Stand-alone Stock Option Agreement between Robert M. Kimmitt and Commerce One, Inc., dated as of April 14, 2000.
10.18(6)	Relocation Loan Agreement between Robert M. Kimmitt and Commerce One, Inc. dated May 17, 2000.
10.18.1(7)	First Amended Relocation Loan Agreement between Robert M. Kimmitt and Commerce One, Inc. dated January 31, 2001.
10.19(8)	Strategic Alliance Agreement dated September 18, 2000 by and between Commerce One, Inc., SAP and SAP Markets, Inc.
10.20(9)	AppNet Systems, Inc. 1999 Stock Incentive Plan.
10.21(9)	AppNet Systems, Inc. 1998 Stock Option and Incentive Plan.
10.22(9)	Internet Outfitters, Inc. 1996 Incentive Stock Option Plan.
10.23(9)	Century Computing, Incorporated Incentive Stock Option Plan.
10.24(7)	Form of Change of Control Severance Agreement.
10.25(7)	Form of Amendment No. 1 to Change of Control Severance Agreement.
10.26(10)	Strategic Alliance Agreement Amendment No. 2, dated April 10, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.27(10)	Strategic Alliance Agreement Amendment No. 3, dated June 29, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.28(11)	Employee Loan Agreement between Commerce One, Inc., and Dennis H. Jones, dated August 22, 2001.
10.29	Promissory Note, dated March 22, 2002, executed by Commerce One, Inc. in favor of Microsoft Capital Corporation.
10.30	Collateral Account Notification and Acknowledgment between Commerce One, Inc. and Microsoft Capital Corporation.
10.31	Strategic Alliance Agreement Amendment No. 4, effective as of January 1, 2002 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.*
21.1	List of Subsidiaries of Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (see page 66).

(1)       Incorporated by reference to Commerce One’s Form 8-A (File No. 000-32979) filed on July 11, 2001.

(2)       Incorporated by reference to Commerce One’s Registration Statement of Form S-1 (File No. 333-76987), declared effective July 1, 1999.

(3)       Incorporated by reference to Commerce One’s Form S-8 (File No. 333-33328), filed on March 27, 2000.

(4)       Incorporated by reference to Commerce One’s Current Report on Form 8-K (File No. 333-58558), filed on July 10, 2001.

(5)       Incorporated by reference to Commerce One’s Current Report on Form 8-K (File No. 000-26453), filed on December 29, 2000.

(6)       Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-26453), filed on August 14, 2000.

(7)       Incorporated by reference to Commerce One’s Annual Report on Form 10-K (File No. 000-26453), filed on April 2, 2001.

(8)       Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 14, 2000.

(9)       Incorporated by reference to Commerce One’s Form S-8 (File No. 333-46254), filed on September 20, 2000.

(10)     Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2001.

(11)     Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2001.

*         Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

S-2