Form 10-Q
period 2002-03-31
COMMERCE ONE INC / DE/
filed 2002-05-15
CIK 1131806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-32979

COMMERCE ONE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94–3392885
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4440 Rosewood Drive
Pleasanton, CA 94588
(Address of principal executive offices including zip code)

(925) 520-6000
(Registrant’s telephone number, including area code)

(former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of April 30, 2002, there were 288,993,034 shares of the registrant’s Common Stock outstanding.

COMMERCE ONE, INC.

ITEM 1. FINANCIAL STATEMENTS

Commerce One, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202,698	$192,547
Short term investments	44,612	95,606
Accounts receivable, net	10,095	43,598
Prepaid expenses and other current assets	11,423	9,762
Total current assets	268,828	341,513
Property and equipment, net	55,358	64,908
Goodwill and other intangible assets, net	255,020	409,534
Investments and other assets	11,147	10,707
Total assets	$590,353	$826,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,322	$23,773
Accrued compensation and related expenses	17,319	17,960
Deferred revenue	46,976	55,088
Other current liabilities	42,486	50,021
Total current liabilities	124,103	146,842
Notes payable	19,311	19,000
Non-current accrued restructuring charges	29,451	37,005
Commitments and contingent liabilities
Stockholders’ equity:
Common Stock, par value $0.0001, 950,000,000 shares authorized; 288,846,309 and 287,520,210 issued and outstanding at March 31, 2002 and December 31, 2001, respectively.	3,724,293	3,723,419
Deferred stock compensation	(53,779)	(66,772)
Note receivable from stockholder	(129)	(129)
Accumulated other comprehensive loss	(699)	(1,101)
Accumulated deficit	(3,252,198)	(3,031,602)
Total stockholders’ equity	417,488	623,815
Total liabilities and stockholders’ equity	$590,353	$826,662

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
License fees	$8,353	$69,414
Services	23,402	100,859
Total revenues (1)	31,755	170,273
Costs and expenses:
License fees (2)	152,294	23,934
Services	22,182	78,897
Sales and marketing	28,526	60,544
Product development	25,768	30,548
General and administrative	10,905	23,887
Stock compensation	11,346	24,348
Restructuring costs	—	14,099
Amortization of goodwill and other intangible assets	3,130	142,755
Total costs and expenses	254,151	399,012
Loss from operations	(222,396)	(228,739)
Interest income and other, net	2,579	2,805
Net loss before income taxes	(219,817)	(225,934)
Provision for income taxes	779	2,600
Net loss	$(220,596)	$(228,534)
Basic and diluted net loss per share	$(0.77)	$(1.02)
Shares used in calculation of basic and diluted net loss per share	287,631	223,820

(1) Revenue from related parties (Note 9)	$10,301	$41,325
(2) Includes charges for the impairment and amortization of the Technology Agreement with Covisint (Note 6)	$151,547	$22,065

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2001
Operating activities:
Net loss	$(220,596)	$(228,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,202	10,695
Amortization of Technology Agreement	5,732	22,065
Amortization of deferred stock compensation	11,346	24,348
Amortization of intangible assets	3,132	142,755
Impairment of Technology Agreement	145,815	—
(Gain)/loss on investments	(367)	1,468
Other	—	(708)
Change in operating assets and liabilities:
Accounts receivable, net	24,971	(13,010)
Prepaid expenses and other current assets	(424)	(4,269)
Accounts payable	(5,836)	15,736
Accrued compensation and related expenses	(641)	(9,932)
Other current liabilities	(15,078)	10,676
Deferred revenue	(8,112)	(60,624)
Net cash used in operating activities	(51,856)	(89,334)
Investing activities:
Purchase of property and equipment	(4,535)	(23,386)
Proceeds from the sale of property and equipment	1,429	—
Purchase of short term investments	(25,033)	(37,329)
Proceeds from the maturity of short term investments	75,951	44,962
Proceeds from divestitures of certain professional services operations	10,734	—
Other	1,150	675
Net cash provided by (used in) investing activities	59,696	(15,078)
Financing activities:
Proceeds from issuance of common stock, net	2,521	2,310
Payments on notes payable and capital lease obligations	(234)	(1,703)
Proceeds from notes payable	—	19,000
Net cash provided by financing activities	2,287	19,607
Effect of foreign currency translation on cash and cash equivalents	24	315
Net increase (decrease) in cash	10,151	(84,490)
Cash at beginning of period	192,547	215,189
Cash at end of period	$202,698	$130,699
Supplemental disclosures:
Interest paid	$97	$105
Non-cash investing and financing activities:
Property, plant and equipment acquired under capital leases	$801	$—
Issuance of common stock related to contingent consideration in connection with business combinations	$	$6,686
Deferred compensation related to stock option grant	$—	$150

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.

Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Commerce One, Inc. (“Commerce One” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the Company’s consolidated financial position and results of operations have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2002.

Commerce One is a technology company that operates in one business segment that specializes in business-to-business electronic commerce.  The Company’s software provides the technology and infrastructure that enable companies to conduct purchasing transactions via the Internet or intranets and to manage their supplier relationships more effectively.  The Company’s Global Services division supports these software solutions and help companies take maximum advantage of the efficiencies that on-line purchasing and supplier management can offer.  Together, the Company’s software and services allow companies to automate business functions that traditionally involved costly and time-consuming phone calls and paperwork.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain previously reported amounts have been reclassified to conform to the current presentation format.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Commerce One Annual Report on Form 10-K for the year ended December 31, 2001.

2. CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

As of March 31, 2002, cash and cash equivalents included approximately $6.5 million in government bonds, and short term investments included approximately $27.7 million and $0.5 million in certificates of deposit and government bonds, respectively, which collateralize certain obligations of Commerce One related to a note payable, operating lease agreements, potential workers’ compensation claims, and guarantees of a personal home mortgage for an executive officer.

3. BASIC AND DILUTED NET LOSS SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, “Earnings per Share.”  Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased and excludes any dilutive effects of options, warrants, and convertible securities. Potentially dilutive issuances have also been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Net loss	$(220,596)	$(228,534)

Weighted average shares of common stock outstanding	288,639	224,836
Less: Weighted average shares subject to repurchase and forfeiture	(1,008)	(1,016)
Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	287,631	223,820
Basic and diluted net loss per share	$(0.77)	$(1.02)

4. COMPREHENSIVE INCOME (LOSS)

Financial Accounting Standards Board (SFAS) No. 130, “Reporting Comprehensive Income,” established standards of reporting and display of comprehensive income and its components of net income and “Other Comprehensive Income.” “Other Comprehensive Income” refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three months ended March 31, 2002 and 2001 were as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net loss	$(220,596)	$(228,534)
Unrealized gain on investments	378	56
Foreign currency translation adjustment	24	314
Comprehensive loss	$(220,194)	$(228,164)

5. RESTRUCTURING COSTS

During 2001, Commerce One began implementing restructuring plans (the “Plans”) aimed at significantly reducing its annual operating expenses while realigning Commerce One’s resources around its core product initiatives. The restructuring costs under the Plans were estimated at $126.6 million. The Plans included the costs associated with the termination of approximately 2,070 employees to cover costs such as severance pay, outplacement services and benefit continuation and also the termination of certain office leases, the divestiture of certain parts of Commerce One’s Global Services division, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by employees terminated.

The following table summarizes the activity related to the restructuring liability for the three months ended March 31, 2002, (in thousands):

	Accrued restructuring costs at December 31, 2001	Amounts charged/ (reversed) to restructuring costs and other	Amounts paid	Accrued restructuring costs at March 31, 2002
Lease cancellations and commitments	$50,889	$(2,105)	$(4,214)	$44,570
Terminations to employees and related costs	4,515	2,105	(6,620)	—
Costs associates with asset sales and business divestitures	440	—	(432)	8
Total restructure accrual and other	$55,844	$—	$(11,266)	44,578
Less non-current accrued restructuring charges				(29,451)
Accrual restructuring charges included within other accrued liabilities				$15,127

The remaining accrued restructuring costs relate primarily to lease payments contractually required of Commerce One on certain facilities, net of any estimated sublease amounts, expiring at various dates through 2010.  The Company anticipates that the other accrued restructuring costs will be paid during the second quarter of 2002.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consists of the following (in thousands):

	March 31, 2002	December 31, 2001
Goodwill	$180,344	$691,857
Covisint Technology Agreement	54,793	267,215
Core and developed technology	34,742	34,742
Assembled workforce	—	29,273
Other	9,592	16,519
	279,471	1,039,606
Less accumulated amortization	(24,451)	(630,072)
Goodwill and other intangible assets, net	$255,020	$409,534

Effective July 1, 2001 the Company adopted certain provisions of SFAS No. 141, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142.  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill.  The Company evaluated its goodwill and other intangible assets acquired prior to June 30, 2001 using the transition criteria of SFAS No. 141, which resulted in $15.7 million of other intangible assets (comprised entirely of assembled workforce) being subsumed into goodwill at January 1, 2002.  SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangible assets no longer be amortized, but instead be tested for impairment at least annually.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment.  The Company completed its first phase impairment analysis of goodwill during the current quarter and found no instance of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

Under SFAS No. 142, intangible assets with finite lives that continue to be amortized should be reviewed for impairment in accordance with SFAS 121. An impairment assessment is required whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  During the quarter ended March 31, 2002, the Company identified further indicators of possible impairment relating to the Technology Agreement with Covisint.  The impairment indicators included, but were not limited to, significant negative industry and economic trends, which resulted in a reduction of forecasted cash flows related to the Technology Agreement.

In accordance with the provisions of SFAS No. 121, the Company performed, with the assistance of independent valuation experts, an impairment test of the carrying value of the Technology Agreement to determine whether any impairment existed.  The Company determined that the sum of the expected undiscounted cash flows attributable to the Technology Agreement was less than its carrying value and that the impairment write-down was required.  Accordingly, the Company calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life.  The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment write-down of $145.8 million in relation to the Technology Agreement and this amount was charged to cost of license fees during the quarter ended March 31, 2002.

7. BUSINESS DIVESTITURES

During the first quarter of 2002, the Company completed two divestitures of certain professional services divisions as part of the restructuring plan that commenced during the third quarter of 2001.  These service divisions were initially acquired through the acquisition of Appnet in September 2000, and were divested through management buy-out arrangements. As consideration for these divestitures, the Company received cash and a note receivable as detailed below.

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

On February 21, 2002, the Company entered into and executed a stock purchase agreement with Commerce One E-Government Solutions, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, and eGov Holdings, Inc., a Delaware corporation composed of former Company employees.  In consideration for the sale of 100% of the outstanding common stock of Commerce One E-Government Solutions, Inc to eGov Holdings, Inc., the Company received cash consideration of approximately $8.4 million.

The Company recognized revenues of $2.7 million and $17.9 million from these professional services operations for the three months ending March 31, 2002 and 2001, respectively.

8. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company leases its principal office facilities under non-cancelable operating leases.  Future minimum payments under operating leases, net of any contracted third-party sub-lease rental income at March 31, 2001 are as follows (in thousands):

	Capital leases	Operating leases	Total

Nine months ending December 31, 2002	$222	$22,014	$22,236
Year ended December 31,
2003	419	25,561	25,980
2004	—	26,360	26,360
2005	—	21,292	21,292
2006	—	16,570	16,570
Thereafter	—	29,596	29,596

Total estimated cash flows	641	$141,393	$142,034

Less imputed interest	(74)

Present value of net minimum lease payments	567

Less current portion	(256)

Long-term capital lease obligation	$311

Non-cancelable operating lease obligations include $44.6 million, which were accrued as restructuring costs as of March 31, 2002.

Legal Proceedings

On June 19, 2001, an alleged securities class action, captioned Cameron v. Commerce One, Inc., et al., Civil Action No. 01-CV-5575, was filed against Commerce One, several company officers and directors (the “Individual Defendants”), and three underwriters in the Company’s initial public offering (“IPO”) in the United States District Court for the Southern District of New York. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 200 other companies. The lawsuits against Commerce One and other companies have been coordinated for pretrial purposes with these other related lawsuits and have been assigned the collective caption In re Initial Public Offering Securities Litigation. The coordinated pretrial proceedings are presently being overseen by Judge Shira A. Scheindlin.

On April 19, 2002, plaintiffs’ lawyers for the consolidated lawsuits filed an amended complaint consisting of a set of “Master Allegations” (Master File No. 21 MC 92 (SAS)) and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants (01 Civ. 5575 SAS (CLP)).  The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder). The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001.

From time to time the Company is involved in other disputes and litigation in the normal course of business.

The Company believes that it has meritorious defenses to these lawsuits and will defend itself vigorously.  The Company does not believe that the outcome of any of these disputes or litigation will have a material effect on the Company’s financial condition or results of operations. However, an unfavorable outcome of some or all of these matters could have a material effect on the Company’s financial position or results of operations.

9. TRANSACTIONS WITH SAP, COVISINT AND NTT

SAP Relationship

On September 18, 2000, the Company entered into a strategic alliance agreement with SAP and SAPMarkets (collectively, “SAP”) to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications.  This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party.  The amount of the royalty was generally based on a percentage of the total license fee paid by the customer.

SAP has historically made non-refundable royalty prepayments to Commerce One, which the Company has recorded as deferred revenue as payments are received.  As SAP incurs the obligation to pay royalties to Commerce One, these royalties are credited against this deferred revenue.  Prepayments received from SAP and included in deferred revenue totaled approximately $26.4 million at March 31, 2002.  When Commerce One licenses one of the jointly developed products to its customers, it pays a royalty to SAP in connection with the sale.  These royalty payments are recorded as a reduction of license or support revenue, as appropriate.

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

SAP’s royalty payments to Commerce One have constituted a substantial portion of the Company’s revenues since the inception of the relationship, including during the three months ended March 31, 2002 and March 31, 2001, and SAP has been instrumental in assisting the Company with selling the jointly developed products, MarketSet and Enterprise Buyer, to SAP's customer base.  In these instances, SAP typically licenses the product to its customer and the sale is documented by an agreement between SAP and the customer.  Commerce One and SAP have taken this approach for a variety of reasons, including administrative efficiency, particularly where the customer had an existing license relationship with SAP.  Where this approach is used, Commerce One has recorded the royalty payment received from SAP in connection with the sale of the joint products as revenues received from SAP.

The January 1, 2002 amendment further provides that each of the parties intend to phase out the jointly developed Enterprise Buyer procurement products and replace such products with its own successor procurement products.  As a result, the Company anticipates that corresponding revenues received from SAP for the sale of such products will decline in the future as the parties’ shift their focus to their respective procurement products.  The

Company further anticipates that revenues from the MarketSet product, primarily targeted at the e-marketplace sector, may decline over time as the Company shifts its focus to other enterprise applications.

To a lesser extent, the Company has also generated revenue from its relationship with SAP by performing professional services as a subcontractor to SAP, primarily on software implementation engagements where the Company has jointly sold MarketSet or Enterprise Buyer to an SAP customer. SAP has also completed professional services for the Company by acting as a subcontractor, primarily in relation to the jointly sold MarketSet or Enterprise Buyer products.  The Company also expects these revenues and expenses to decline over time.

Covisint

During the three months ended March 31, 2002 and 2001, the Company recognized revenues with Covisint, LLC (“Covisint”), a business-to-business e-marketplace for the procurement of goods and services by automakers, their suppliers and others.  The Company holds a two percent equity interest in Covisint and under the terms of a Technology Agreement with Covisint, the Company indirectly licenses software and professional services and software maintenance to Covisint in exchange for cash compensation and a share of Covisint’s e-marketplace revenue over a ten-year period.

NTT

During the three months ended March 31, 2002 and 2001, the Company recognized revenue from transactions with NTT Corporation (“NTT”).  An executive of an NTT subsidiary serves on the Company’s Board of Directors.

Amounts included in the consolidated financial statements in connection with the transactions described above are as follows (in thousands):

	Three Months Ended March 31,
	2002	2001

Revenues:
SAP	$8,560	$36,046
Covisint	1,217	4,479
NTT	524	800
Total	$10,301	$41,325

10. SUBSEQUENT EVENTS

Corporate Restructuring

On April 16, 2002, the Company announced additional staff reductions, totaling approximately 500 employees, to be completed primarily within the second quarter of 2002. The reductions largely will be made from the administrative, engineering, marketing and sales staff. The Company expects to incur a charge to operations in the second quarter of 2002 related to this corporate restructuring.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements include, but are not limited to, the following: the anticipated leadership of Commerce One as a provider of e-commerce solutions; the expected growth of our business and related matters; the benefits of our product offering, including but not limited to statements regarding the ability of our products to provide efficiencies and cost savings associated with on-line purchasing and supplier management and through the establishment and/or use of on-line trading communities; the expectation that the departure of certain management executives will not have a material adverse impact on the Company or its operations; the ability of our applications and platform to integrate effectively with third party software applications; our ability to compete favorably with our competitors; our ability to compete in the market place generally; our expectations as to the likely sources of our future revenue; the necessity of investing in product development for future success; the expectation that product development expenses will not increase substantially in future periods and that sales, marketing, and administrative expenses will decrease; the quarterly charges we expect to incur from amortizing short-lived intangible assets as a result of our acquisitions and in the event of future acquisitions; the potential benefits and/or gains associated with our restructuring efforts and divestitures; management’s belief that our available cash resources will be sufficient to finance our operations for the next twelve months; the outcome of certain litigation; and the effect of interest rate, foreign currency exchange rate and equity price fluctuations. The words “believe,”“expect,”“intend,”“plan,”“project,”“will” and similar words and phrases as they relate to Commerce One also identify forward-looking statements. Such statements reflect the current views and assumptions of Commerce One and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-Q, including those under the heading “Risk Factors.” Commerce One expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Commerce One, Inc. is hereinafter sometimes referred to as “the Registrant,” “the Company,” “Commerce One,” “we” and “us.”

OVERVIEW

Background

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

In January 2002, we released our flagship offering for the enterprise market — the Commerce One 5.0TM suite.  The Commerce One 5.0 suite combines several different software applications that are designed to help companies save money by streamlining their purchasing, sourcing and supplier-management processes.  The enterprise market is now the focus of our development and sales and marketing efforts.  We also continue to sell and support our e-marketplace products and are actively involved in the development of numerous exchanges.  We are working on the next generation of Commerce One electronic commerce solutions, which we plan to build on a web services platform.

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

In 2001 and the first quarter of 2002, we downsized our Global Services division, which provides professional services to third parties, through reductions in force and divestitures.  Although consulting services remain a substantial portion of our revenues, these actions have contributed to a general decline in the overall revenues received from our consulting services in the past several quarters.

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

Software maintenance and subscription fees are recognized ratably over the term of the related contract, typically one year.

Network service fees (transaction fees, hosting fees and revenue sharing) have not been significant and are not expected to be material in the future.  Revenues related to transaction fees and revenue sharing are recognized as earned based on customer transactions.  Revenues related to hosting fees are recognized ratably over the term of the related contracts, typically one year.

Deferred revenue consists of license fees for which revenue has been deferred and prepaid fees for services, subscription fees, and maintenance and support agreements.

Goodwill and Other Intangible Assets

Effective July 1, 2001 the Company adopted certain provisions of SFAS No. 141, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142.  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill.  The Company evaluated its goodwill and other intangible assets acquired prior to June 30, 2001 using the transition criteria of SFAS No. 141, which resulted in $15.7 million of other intangible assets (comprised entirely of assembled workforce) being subsumed into goodwill at January 1, 2002.  SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangible assets no longer be amortized, but instead be tested for impairment at least annually.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment.  The Company completed its first phase impairment analysis of goodwill during the current quarter and found no instance of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

Under SFAS No. 142, intangible assets with finite lives that continue to be amortized should be reviewed for impairment in accordance with SFAS 121. An impairment assessment is required whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  During the quarter ended March 31, 2002, the Company identified further indicators of possible impairment relating to the Company's technology agreement with Covisint ("Technology Agreement"), under which the Company indirectly licenses software and professional services and support and maintenance services to Covisint in exchange for cash compensation and a share of Covisint's e-marketplace revenue over a ten-year period.  The impairment indicators included, but were not limited to, significant negative industry and economic trends, which resulted in a reduction of forecasted cash flows related to the Technology Agreement.

In accordance with the provisions of SFAS No. 121, we performed, with the assistance of independent valuation experts, an impairment test of the carrying value of the Technology Agreement to determine whether any impairment existed.  We determined that the sum of the expected undiscounted cash flows attributable to the Technology Agreement was less than its carrying value and that an impairment write-down was required.  Accordingly, the Company calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life.  The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment write-down of $145.8 million in relation to the Technology Agreement and this amount was charged to cost of license fees during the quarter ended March 31, 2002.  The remaining carrying value of the Technology Agreement is $54.8 million, which is scheduled to be amortized over the next nine years.

Relationship with SAP

Commercial Relationship and Revenues Resulting from Royalty Arrangements with SAP

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

SAP has historically made non-refundable royalty prepayments to us, which we have recorded as deferred revenue as payments are received.  As SAP incurs the obligation to pay royalties to us, these royalties are credited against this deferred revenue.  Prepayments received from SAP and included in deferred revenue totaled approximately $26.4 million at March 31, 2002.  When we license one of the jointly developed products to our customers, we pay a royalty to SAP in connection with the sale.  These royalty payments are recorded as a reduction of license or support revenue, as appropriate.

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

Revenues recorded as SAP’s royalty payments to us have constituted a substantial portion of our revenues since the inception of the relationship, and the majority of the approximately $8.6 million in revenue we received from SAP for the three months ended March 31, 2002.  SAP has been instrumental in assisting us with selling our jointly developed products, MarketSet and Enterprise Buyer, to its customer base.  In these instances, SAP typically licenses the product to its customer and the sale is documented by an agreement between SAP and the customer.  Commerce One and SAP have taken this approach for a variety of reasons, including administrative efficiency, particularly where the customer had an existing license relationship with SAP.  Where this approach is used, we have recorded the royalty payment received from SAP in connection with the sale of our joint products as revenues received from SAP.

The January 1, 2002 amendment further provides that each of the parties intend to phase out the jointly developed Enterprise Buyer procurement products and replace such products with its own successor procurement products.  As a result, we anticipate that corresponding revenues received by Commerce One from SAP for the sale of such products will decline in the future as the parties’ shift their focus to their respective procurement products.  We further anticipate that revenues from the MarketSet product, primarily targeted at the e-marketplace sector, may decline over time as we shift our focus to our other enterprise applications.

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

In connection with our issuance of common stock to SAP, we entered into various agreements that restrict SAP’s ability to acquire more than 23% of our outstanding common stock or otherwise attempt to acquire control of Commerce One, restrict its transfer the shares of common stock it purchased from us and, in very limited ways, affect SAP’s ability to votes its shares of our common stock.  We also granted SAP certain rights to require us to register the resale of its shares of our common stock, certain pro rata rights to acquire additional shares of our common stock and the right to have a designee appointed to our board of directors or to send an observer to our board of directors meetings.  As of March 31, 2002, SAP has not exercised its right to have such a designee appointed, but has exercised its right to send an observer to our board of directors meetings.

As of March 31, 2002, through its purchases from us and on the open market, SAP owned approximately 20% of our outstanding common stock.

RECENT EVENTS

Business Divestitures

During the first quarter of 2002, we completed two divestitures of certain professional services divisions as part of the restructuring plan that commenced during the third quarter of 2001.  These service divisions were initially acquired through the acquisition of Appnet in September 2000, and were divested through management buy-outs. As consideration for these divestitures, the Company received cash and a note receivable as detailed below.

On January 9, 2002, we entered into and executed an asset sale agreement with Connective Commerce Company LLC., a Massachusetts limited liability company composed of former Commerce One employees.  In connection with this agreement, we received cash of approximately $2.4 million and a note receivable with a face value of approximately $4.0 million due on December 31, 2004, that bears a quarterly interest rate of 1.75%, receivable on a quarterly basis commencing September 30, 2002.

On February 21, 2002, we entered into and executed a stock purchase agreement with Commerce One E-Government Solutions, Inc., a Delaware corporation and a wholly owned subsidiary of Commerce One, and eGov Holdings, Inc., a Delaware corporation composed of former Commerce One employees.  In consideration for the sale of 100% of the outstanding common stock of Commerce One E-Government Solutions, Inc to eGov Holdings, Inc., we received cash consideration of approximately $8.4 million.

We recognized revenues of $2.7 million and $17.9 million from these professional services operations for the three months ending March 31, 2002 and 2001, respectively.

Corporate Restructuring

On April 16, 2002, we announced additional staff reductions aimed at furthering our goal of reducing operating expenses and focusing on core product initiatives.  The staff reduction includes approximately 500 employees and is targeted to be substantially completed within the second quarter of 2002. The reductions primarily will be made from our administrative, engineering, marketing and sales staff.  Following the restructuring, we will have approximately 1,100 employees.  We will incur a charge to operations in the second quarter of 2002 related to this restructuring.

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenue

Total revenues for the three months ended March 31, 2002 decreased to approximately $31.8 million compared to $170.3 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, other than related party revenues earned through transactions with SAP, which accounted for approximately 27% of our revenue, one customer accounted for more than 10% of revenue.   For the three months ended March 31, 2001, other than related party revenues earned through transactions with SAP, no customer accounted for more than 10% of revenue.

License revenues for the three months ended March 31, 2002 decreased to approximately $8.4 million compared to $69.4 million for the three months ended March 31, 2001. The decrease in license revenues primarily resulted from a significant slowdown in technology spending coupled with a general economic downturn, resulting in fewer customer orders, smaller customer orders and longer sales cycles.

Services revenues decreased to approximately $23.4 million for the three months ended March 31, 2002 compared to $100.9 million for the three months ended March 31, 2001. The decrease in services revenues primarily resulted from the downsizing of our Global Services division through reductions in force and divestitures.  We completed these reductions and divestitures during the fourth quarter of 2001 and the first quarter of 2002 to further focus on the Company’s core product offerings during the fourth quarter of 2001 and the first quarter of 2002.

Cost of Revenues

Cost of revenues, consisting of cost of services and cost of licenses, was approximately $174.5 million for the three months ended March 31, 2002 compared to $102.8 million for the three months ended March 31, 2001.

Cost of license fees for the three months ended March 31, 2002 was $152.3 million compared to $23.9 million for the three months ended March 31, 2001. The increase in cost of license fees resulted primarily from the impairment charge related to the Covisint Technology Agreement of approximately $145.8 million partially offset by a $16.3 million decrease in amortization of the Covisint Technology Agreement.  Cost of license fees also includes royalties due to third parties, software media and duplication costs and software documentation costs.

Cost of services, which primarily consists of consulting, customer support and training costs, was $22.2 million compared to $78.9 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in cost of services resulted primarily from the divestiture and closure of a number of professional service operations no longer directly related to the Company’s core product offering.  These divestitures and closures occurred in the fourth quarter of 2001 and the first quarter of 2002.  The number of employees engaged in Professional Service activity as of March 31, 2002 decreased to 447 from 1,775 at March 31, 2001.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $28.5 million and $60.5 million for the three months ended March 31, 2002 and 2001, respectively. The decrease was primarily attributable to decreased headcount, commissions, and an overall decline in sales and marketing related activity. The number of employees engaged in sales and marketing as of March 31, 2002 decreased to 375 from 684 as of March 31, 2001.

Product Development Expenses

Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $25.8 million and $30.5 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in product development expenses was primarily attributable to lower consulting-related expenses to support development of our products. As of March 31, 2002, the overall number of employees engaged in product development increased to 570 from 552 at March 31, 2001.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and related costs for executive, administrative and finance personnel. General and administrative expenses were approximately $10.9 million and $23.9 million for the three months ended March 31, 2002 and 2001, respectively. This decrease resulted primarily from an overall decrease in the average number of general and administrative personnel employed during the period. As of March 31, 2001, the number of employees engaged in general and administrative functions decreased to 236 from 608 as of March 31, 2001.

Stock Compensation

Stock compensation totaled approximately $11.3 million and $24.3 million in the three months ended March 31, 2002 and 2001, respectively. The decrease was primarily attributable to the decrease in stock compensation related to the vesting schedule for certain employee stock options assumed in the acquisitions of AppNet, which decreased by $12.4 million from three months ending March 31, 2002 to three months ending March 31, 2001.  Deferred stock compensation is being amortized over the vesting period of the related options using a graded vesting method. The vesting period of the options range from three to four years. The expense related to a restricted stock grant is being amortized over the two-year vesting period on a straight-line basis.

Amortization of Intangible Assets

Amortization of intangible assets was $3.1 million for the three months ended March 31, 2002 compared to $142.8 million for the three months ended March 31, 2001. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which was adopted by Commerce One January 1, 2002, goodwill is no longer amortized, but instead will be periodically assessed for any indication of impairment.  This has resulted in a significant decrease in amortization expense.  Amortization of goodwill was $137.7 million for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities totaled approximately $51.9 million for the three months ended March 31, 2002 compared to approximately $89.3 million in the three months ended March 31, 2001.  Cash used in operating activities for the three months ended March 31, 2002 resulted primarily from the net loss, adjusted for non-cash items including depreciation, amortization, and impairment charges, and a decrease in liabilities and deferred revenue which was partially offset by a decrease in accounts receivable.  Net cash used in operating activities for the three months ended March 31, 2001 resulted primarily from the net loss, adjusted for non-cash items including depreciation and amortization and a decrease in deferred revenue.

Net cash provided by investing activities totaled approximately $59.7 million for the three months ended March 31, 2002 compared to cash used in investing activities of approximately $15.1 million for the three months ended March 31, 2001.  The cash provided in the current period resulted primarily from the maturity of short term investments and proceeds from divestitures.  Net cash used in investing activities during the three months ended March 31, 2001 resulted primarily from the purchase of property and equipment offset by the maturity of short term securities.

Net cash provided by financing activities totaled approximately $2.3 million for the three months ended March 31, 2002 compared to approximately $19.6 million for the three months ended March 31, 2001.  The cash provided in the three months ended March 31, 2002 resulted from the issuance of common stock upon the exercise of employee stock options.  The cash provided in the three months ended March 31, 2001 resulted primarily from proceeds from notes payable and from the issuance of common stock upon the exercise of employee stock options.

We have historically satisfied our cash requirements primarily through issuances of equity securities.  As of March 31, 2002, our principal sources of liquidity included approximately $247.3 million of cash, cash equivalents and short term investments.   Of this amount, $34.7 million collaterized certain obligations related to a loan, operating lease agreements, potential workers’ compensation claims, and guarantees of a personal home mortgage for an executive officer.

On March 15, 2001, we entered into an alliance agreement with Microsoft Corporation (“Microsoft”) in connection with the marketing, promotion and optimization of Commerce One products using Microsoft technology. To support the optimization, Microsoft made a two-year, interest free loan of $19.0 million to us.  This loan was originally due on March 15, 2003, but would become immediately payable in the event certain provisions of the loan agreement or alliance agreement were breached.  On March 22, 2002, Commerce One and Microsoft terminated the alliance agreement and revised the terms of the loan agreement.  Under the revised terms, the $19.0 million loan is now due on April 1, 2003 and bears interest at 7% per annum, payable quarterly.  The loan will become immediately due, however, if our cash, cash equivalents and short-term investment balance falls below $125.0 million at any point during the term of the revised loan.  We have also agreed to secure the loan with a $19.0 million cash collateral account.

The Company’s lease obligations are described in Note 8 of the notes to condensed consolidated financial statements.

We believe that our available cash resources will be sufficient to finance our presently anticipated operating losses and working capital expenditure requirements for the next twelve months. Our future liquidity and capital requirements will depend upon numerous factors. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures will affect our capital requirements as will funding of continued net losses and substantial negative cash flows. Additionally, we may need additional capital to fund acquisitions of complementary businesses, products and technologies. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described below. If we require additional capital resources, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

RISK FACTORS

We have a limited operating history and a history of losses.

We incurred net losses of $2,584.1 million, $344.9 million and $63.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. We also incurred a loss of $220.6 million for the quarter ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of $3,252.2 million. We will need to generate significant additional revenues to avoid losses in the future.  If we do not decrease our losses in the future, our business may suffer in a number of ways, including increased difficulties in obtaining additional capital, selling our products and services (since nearly all customers require future support) and funding our continued operations.

If we continue to use substantial amounts of cash, we may not be able to fund our continuing operations or meet our future capital requirements.

Because our business operations currently uses more cash than is generated, the cash used each quarter substantially reduces the cash available to fund our operations and future capital requirements.  In addition, the current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding.  If we do not achieve positive cash flow from our operations and future financing is not available, or is not available on acceptable terms, we may not be able to fund our continuing operations.

Our revenues are volatile and difficult to predict.

Our revenues and operating results are difficult to forecast and may fluctuate substantially from quarter to quarter due to a number of factors, including the following:

•                  a significant portion of our license revenues are derived from royalty payments earned through our strategic alliance with SAP and, in quarters where SAP is required to pay us royalties for sales of joint products based upon a percentage calculation (as opposed to a flat fee calculation), we may have limited visibility into such revenues until royalty information is provided to us by SAP at the end of a particular quarter;

•                  a significant portion of our revenues has in the past been derived from a small number of relatively large license sales; these sales are typically completed during the last few weeks of the quarter;

•                  our sales cycle is relatively long, sometimes six months or longer, and may result from delays associated with our customers’ budgeting and approval process that are difficult to predict;

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

The current downturn in general economic conditions may continue to decrease our revenues.

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

Our business model is shifting to focus increasingly on enterprise software solutions (i.e., sales to companies for their own internal use) in addition to our historical focus on e-marketplaces.  We face significant uncertainties that may affect our ability to sell Commerce One 5.0 and other products, including the level of demand for this relatively new product category, the demand for or acceptance of our new products in particular, the ability of our products to satisfy our customers or compete favorably with those of our competitors, and the fact that businesses that have made substantial investment in our competitors’ enterprise solutions and may be reluctant to replace their current solution and adopt our solution.  If we do not sell significant numbers of our new enterprise solutions, particularly Commerce One 5.0, our revenues, and hence our business, will suffer.

Delays in shipment of Commerce One solutions or products may result in delay or loss of revenue.

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

In 2000, we entered into a strategic alliance agreement with SAP to jointly develop, market and sell e-commerce software products.  In connection with this agreement, our product development efforts with respect to certain of our products have grown increasingly interdependent with SAP.  In addition, a substantial portion of our license revenues in 2000, 2001 and 2002 has been derived from this relationship.  We may in the future continue to derive a significant portion of our license revenues from this relationship.

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

We implemented restructuring plans throughout 2001 and have announced further restructuring plans in 2002. The primary objectives of our restructuring plans have been to reduce our operating expense run rate and to focus on new products.  We also implemented certain strategic initiatives designed to strengthen our operations.  These plans include without limitation, reductions in our workforce and facilities, improved alignment of our organization around our core business objectives and realignment of our sales force, professional services and general and administrative functions. The workforce reductions could temporarily impact our remaining employees, including those directly responsible for sales, which may affect our future revenues.  In addition, the failure to retain and effectively manage remaining employees could increase our costs and hurt our development and sales efforts.  Additionally, these changes might affect our ability to close revenue transactions with our customers and prospects.  Failure to achieve the desired results of our strategic initiatives could harm our business, operating results and financial condition.

If our stock trades below one dollar for 30 consecutive trading days, our stock could be de-listed by the Nasdaq Stock Market's National Market.

The market price of our stock has fallen substantially during the past twelve months, and our stock has traded under one dollar for several consecutive days as of the date of this filing.  It is possible that our stock price will continue to decline and/or trade under one dollar in the future.  If our stock were to trade below one dollar per share for thirty consecutive trading days, and did not subsequently trade at or above one dollar per share for ten consecutive trading days during the following 90 calendar days, our stock could be de-listed by the Nasdaq National Market.  De-listing could make our stock more difficult to trade, reduce the trading volume of our stock and further depress our stock price.  In addition, de-listing or the threat of de-listing could weaken our ability to raise financing in the capital markets, which could materially impact our business operations and financial condition.

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

Our future success depends upon the continued service of our executive officers and other key personnel, and none of our current executive officers is bound by an employment agreement for any specific term. Any of our officers may leave our organization in the future. In particular, the services of Mark Hoffman, our Chairman of the Board and Chief Executive Officer would be difficult to replace.  If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition may be seriously harmed.  Recently, we announced the planned departure of Dennis Jones, our President and COO, as of June 30, 2002, and Peter Pervere, our Chief Financial Officer, as of May 31, 2002.  While we have a management team in place to assume the duties of the departing executives, we cannot be certain that such changes will not result in adverse publicity or other disruption of our customer relationships or business operations.

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

Some of our customers are small emerging growth companies with limited credit operating histories that are operating at a loss and have limited access to capital.  With the significant downturn in the economy and uncertainty relating to the prospects for near-term economic growth, some of these customers may represent a credit risk.  In addition, a small number of our customers account for a significant amount of our accounts receivable.  At March 31, 2002, one customer accounted for 12% of our gross accounts receivable balance.  At December 31, 2001, two customers accounted for 13% and 12% of our gross accounts receivable balance.  If our customers experience financial difficulties, we may have difficulty collecting on our accounts receivable and our cash position would suffer.

We depend upon continuing our relationship with third–party systems integrators who support our solutions.

Our success depends upon the acceptance and successful integration by customers and their suppliers of our products. Our current and potential customers and their related suppliers often rely on third–party systems integrators such as Accenture, Computer Sciences Corporation, PricewaterhouseCoopers and others to develop, deploy and manage their business-to-business e-commerce platforms and solutions. We and our customers will need to continue to rely on these systems integrators, particularly in light of the recent down sizing of our Global Services division, which competes with these systems integrators to some extent. If large systems integrators stop supporting  our solution or committing resources to us, or if any of our customers or suppliers are not able to successfully integrate our solution, or if we are unable to adequately train our existing systems integration partners, our business, operating results and financial condition could suffer.

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

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process.  Over the past two years, we experienced significant growth in our workforce and expenditures, followed by a significant decline.  These changes place a strain on our managerial resources and make planning more difficult.  While we manage these rapid changes, we must also compete effectively and manage our operations by maintaining and enhancing our financial and accounting systems and controls, and integrating new and existing personnel.  We also expect that we will be required to manage an increasing number of relationships with various customers and third parties.  If we cannot effectively manage and plan in this rapidly changing environment, our operations would suffer.

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

Further, our acquisitions and investments may have negative financial consequences.  For example, in Q2 of 2001 we recognized a substantial impairment of goodwill and other intangible assets related to the AppNet and CommerceBid acquisitions and in Q1 of 2002 we recognized impairment related to the value of the Technology Agreement with Covisint.  We may recognize additional impairments in the future.  Relevant risks include:

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

Because our business is partially international, we face numerous obstacles in other countries.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in “Risk Factors” on page 20.

INTEREST RATE RISK

As of March 31, 2002, we had cash, highly liquid investments and short term investments of approximately $247.3 million. These investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at March 31, 2002 would cause the fair market value of our cash and cash equivalents to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

FOREIGN CURRENCY EXCHANGE RATE RISK

Substantially all of our revenues recognized to date have been denominated in U.S. dollars, a significant portion of which has been realized outside of the United States. To the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future. A hypothetical increase or decrease in foreign currency exchange rates by 10 percent from the foreign currency exchange rates at March 31, 2002 would not have a material impact on our operational results.

EQUITY PRICE RISK

We do not own any material equity investments. Therefore, we believe we are not currently exposed to any direct equity price risk.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 19, 2001, an alleged securities class action, captioned Cameron v. Commerce One, Inc., et al., Civil Action No. 01-CV-5575, was filed against Commerce One, several company officers and directors (the “Individual Defendants”), and three underwriters in the Company’s initial public offering (“IPO”) in the United States District Court for the Southern District of New York. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 200 other companies. The lawsuits against Commerce One and other companies have been coordinated for pretrial purposes with these other related lawsuits and have been assigned the collective caption In re Initial Public Offering Securities Litigation. The coordinated pretrial proceedings are presently being overseen by Judge Shira A. Scheindlin.

On April 19, 2002, plaintiffs’ lawyers for the consolidated lawsuits filed an amended complaint consisting of a set of “Master Allegations” (Master File No. 21 MC 92 (SAS)) and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants (01 Civ. 5575 SAS (CLP)).  The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder). The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001.

From time to time the Company is involved in other disputes and litigation in the normal course of business.

We believe that we have meritorious defenses to these lawsuits and will defend ourselves vigorously. The Company does not believe that the outcome of any of these disputes or litigation will have a material effect on the Company’s financial condition or results of operations. However, an unfavorable outcome of some or all of these matters could have a material effect on the Company’s financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of Commerce One, Inc.
3.2(2)	Amended and Restated Bylaws of Commerce One, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)

Amended and Restated Preferred Stock Rights Agreement, dated as of July 11, 2001, between Commerce One, Inc., New Commerce One Holding, Inc. and Fleet National Bank including the form of Rights Certificate and the Rights attached thereto as Exhibits B and C, respectively.

10.1(2)	Promissory Note, dated March 22, 2002, executed by Commerce One, Inc. in favor of Microsoft Capital Corporation.
10.2(2)	Collateral Account Notification and Acknowledgment between Commerce One, Inc. and Microsoft Capital Corporation.
10.3(2)	Strategic Alliance Agreement Amendment No. 4, effective as of January 1, 2002 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.

(1)	Incorporated by reference to Commerce One’s Form 8-A (File No. 000-32979) filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One’s Form 10-K (File No. 000-32979) filed on April 1, 2002.

(b)  Reports on Form 8-K filed during the quarter ending March 31, 2002.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ONE, INC.
(Registrant)
Dated: May 15, 2002	By:	Peter F. Pervere
Senior Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)
Dated: May 15, 2002	By:	Mark B. Hoffman
Chief Executive Officer and Chairman
of the Board (Principal Executive Officer)