Form 10-Q
period 2002-06-30
COMMERCE ONE INC / DE/
filed 2002-08-14
CIK 1131806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-32979

COMMERCE ONE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94–3392885
(State or other jurisdiction of| incorporation or organization)	(IRS Employer Identification Number)

4440 Rosewood Drive
Pleasanton, CA 94588
(Address of principal executive offices including zip code)

(925) 520-6000
(Registrant’s telephone number, including area code)

(former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of July 31, 2002, there were 291,618,284 shares of the registrant’s Common Stock outstanding.

COMMERCE ONE, INC.

ITEM 1. FINANCIAL STATEMENTS

Commerce One, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$174,972	$192,547
Short term investments	13,440	95,606
Accounts receivable, net	8,918	43,598
Prepaid expenses and other current assets	11,602	9,762
Total current assets	208,932	341,513
Property and equipment, net	47,808	64,908
Goodwill and other intangible assets, net	250,321	409,534
Investments and other assets	10,641	10,707
Total assets	$517,702	$826,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,420	$23,773
Accrued compensation and related expenses	11,035	17,960
Deferred revenue	37,061	55,088
Notes payable and capital lease obligations	22,850	—
Other current liabilities	42,959	50,021
Total current liabilities	127,325	146,842
Notes payable and non-current capital lease obligations	204	19,000
Non-current accrued restructuring charges	29,455	37,005
Commitments and contingent liabilities
Stockholders’ equity:
Common Stock, par value $0.0001, 950,000,000 shares authorized; 291,595,548 and 287,520,210 issued and outstanding at June 31, 2002 and December 31, 2001, respectively.	3,725,541	3,723,419
Deferred stock compensation	(40,485)	(66,772)
Note receivable from stockholder	(129)	(129)
Accumulated other comprehensive loss	(881)	(1,101)
Accumulated deficit	(3,323,328)	(3,031,602)
Total stockholders’ equity	360,718	623,815
Total liabilities and stockholders’ equity	$517,702	$826,662

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
License fees	$7,228	$29,785	$15,581	$99,199
Services	20,609	71,466	44,011	172,325
Total revenues (1)	27,837	101,251	59,592	271,524
Costs and expenses:
License fees (2)	2,327	616,393	154,621	640,327
Services	19,623	64,657	41,805	143,555
Sales and marketing	20,556	53,194	49,082	113,738
Product development	18,215	28,086	43,983	58,633
General and administrative	7,193	48,876	18,098	72,763
Purchased in-process research and development	—	4,548	—	4,548
Stock compensation	12,543	24,717	23,889	49,065
Restructuring costs	15,865	62,048	15,865	76,147
Amortization of goodwill and other intangible assets	3,008	144,534	6,138	287,289
Impairment of intangible assets and equity investments	—	1,120,464	—	1,120,464
Total costs and expenses	99,330	2,167,517	353,481	2,566,529
Loss from operations	(71,493)	(2,066,266)	(293,889)	(2,295,005)
Interest income and other, net	963	408	3,542	3,213
Net loss before income taxes	(70,530)	(2,065,858)	(290,347)	(2,291,792)
Provision for income taxes	600	2,400	1,379	5,000
Net loss	$(71,130)	$(2,068,258)	$(291,726)	$(2,296,792)
Basic and diluted net loss per share	$(0.25)	$(9.02)	$(1.01)	$(10.14)
Shares used in calculation of basic and diluted net loss per share	289,629	229,184	288,604	226,515

(1) Revenues from SAP, Covisint and NTT (Note 8)	$9,761	$20,419	$20,063	$61,744
(2) Includes charges for the impairment and amortization of the Technology Agreement with Covisint (Note 6)	$1,566	$613,938	$153,113	$636,003

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities:
Net loss	$(291,726)	$(2,296,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,992	22,512
Purchased in-process research and development	—	4,548
Amortization of Technology Agreement	7,298	43,669
Amortization of deferred stock compensation	23,889	49,065
Amortization of intangible assets	6,138	287,289
Impairment of intangible assets	—	1,098,869
Impairment of Technology Agreement	145,815	592,334
Impairment of Covisint equity investment	—	21,595
(Gain)/loss on investments	(358)	2,690
Other	977	(708)
Change in operating assets and liabilities:
Accounts receivable, net	26,148	31,544
Prepaid expenses and other current assets	1,852	3,545
Accounts payable	(9,698)	2,621
Accrued compensation and related expenses	(6,925)	(17,571)
Other current liabilities	(11,770)	43,724
Deferred revenue	(18,027)	(7,598)
Net cash used in operating activities	(110,395)	(118,664)
Investing activities:
Purchase of property and equipment	(8,635)	(29,696)
Proceeds from the sale of property and equipment	3,202	—
Purchase of short term investments	(35,020)	(37,329)
Proceeds from the maturity of short term investments	117,110	103,821
Proceeds from divestitures of certain professional services operations	10,734	—
Other	1,273	(4,442)
Net cash provided by investing activities	88,664	32,354
Financing activities:
Proceeds from issuance of common stock, net	4,520	12,811
Payments on notes payable and capital lease obligations	(247)	(1,398)
Proceeds from notes payable	423	19,000
Net cash provided by financing activities	4,696	30,413
Effect of foreign currency translation on cash and cash equivalents	(540)	235
Net decrease in cash	(17,575)	(55,662)

Cash at beginning of period	192,547	215,189
Cash at end of period	$174,972	$159,527
Supplemental disclosures:
Interest paid	$518	$307
Non-cash investing and financing activities:
Property, plant and equipment acquired under capital leases	$801	$—
Issuance of common stock related to contingent consideration in connection with business combinations	$—	$6,686
Deferred compensation related to restricted stock grants	$—	$13,202
Deferred compensation related to stock option grant	$—	$150
Deferred compensation related to stock option grants and options assumed in business combination	$—	$2,181
Issuance of common stock in connection with business combinations	$—	$63,286
Issuance of common stock related to notes payable and accrued interest	$—	$4,775

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

Commerce One is a technology company that operates in one business segment that specializes in business-to-business electronic commerce.  The Company’s software provides the technology and infrastructure that enable companies to conduct purchasing transactions via the Internet or intranets and to manage their supplier relationships more effectively.  The Company’s Global Services division supports these software solutions and helps companies take maximum advantage of the efficiencies that on-line purchasing and supplier management can offer.  Together, the Company’s software and services allow companies to automate business functions that traditionally involved costly and time-consuming phone calls and paperwork.

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

2. CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

As of June 30, 2002, cash and cash equivalents of approximately $22.1 million and short term investments of approximately $13.4 million collateralized certain obligations of Commerce One related to a note payable, operating lease agreements, potential workers’ compensation claims, and a guarantee of a personal home mortgage for a former executive officer.

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

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net Loss	$(71,130)	$(2,068,258)	$(291,726)	$(2,296,792)

Weighted average shares of common stock outstanding	290,325	230,946	289,485	227,908
Less: Weighted average shares subject to repurchase and forfeiture	(696)	(1,762)	(881)	(1,393)
Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	289,629	229,184	288,604	226,515
Basic and diluted net loss per share	$(0.25)	$(9.02)	$(1.01)	$(10.14)

4. COMPREHENSIVE INCOME (LOSS)

Financial Accounting Standards Board (SFAS) No. 130, “Reporting Comprehensive Income,” established standards of reporting and display of comprehensive income and its components of net income and “Other Comprehensive Income.” “Other Comprehensive Income” refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three and six months ended June 30, 2002 and 2001 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net Loss	$(71,130)	$(2,068,258)	$(291,726)	$(2,296,792)
Unrealized gain (loss) on investments	4	(136)	382	(80)
Foreign currency translation adjustment	(186)	(80)	(162)	235
Comprehensive loss	$(71,312)	$(2,068,474)	$(291,506)	$(2,296,637)

5. RESTRUCTURING COSTS

In 2001, Commerce One implemented multiple restructuring plans (the “Plans”) aimed at significantly reducing its annual operating expenses while realigning Commerce One’s resources around its core product initiatives. The restructuring costs under the Plans were estimated at $126.6 million. Collectively, the Plans included the costs associated with the termination of approximately 2,070 employees to cover costs such as separation pay, outplacement services and benefit continuation and also the termination of certain office leases, the divestiture of certain parts of Commerce One’s Global Services division, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by employees terminated.

In April 2002, management approved a restructuring plan and the Company announced on April 16, 2002 additional staff reductions, totaling approximately 500 employees. The reductions largely were made from the administrative, engineering, marketing and sales staff. The restructuring charges relating to this additional plan were estimated at $15.9 million and were recorded during the quarter ended June 30, 2002.

The following table summarizes the activity related to the restructuring liability for the six months ended June 30, 2002, (in thousands):

	Accrued restructuring costs at December 31, 2001	Amounts charged/ (reversed) to restructuring costs and other	Amounts paid	Accrued restructuring costs at June 30, 2002
Lease cancellations andcommitments	$50,889	$(1,585)	$(6,233)	$43,071
Terminations to employees and related costs	4,515	15,435	(16,598)	3,352
Costs associates with asset sales and business divestitures	440	2,015	(1,664)	791
Total restructure accrual and other	$55,844	$15,865	$(24,495)	47,214
Less non-current accrued restructuring charges				(29,455)
Accrual restructuring charges included within other accrued liabilities				$17,759

The remaining accrued restructuring costs relate primarily to lease payments contractually required of Commerce One on certain facilities, net of any estimated sublease amounts, expiring at various dates through 2010.  The Company anticipates that the other accrued restructuring costs will be paid during the third quarter of 2002.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consists of the following (in thousands):

	June 30, 2002	December 31, 2001
Goodwill	$179,797	$691,857
Technology Agreement	54,793	267,215
Core technology	34,742	34,742
Assembled workforce	—	29,273
Other	10,014	16,519
	279,346	1,039,606
Less accumulated amortization	(29,025)	(630,072)
Goodwill and other intangible assets, net	$250,321	$409,534

Effective July 1, 2001 the Company adopted certain provisions of Statement of Financial Standards (“SFAS”) No. 141, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142.  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill.  The Company evaluated its goodwill and other intangible assets acquired prior to June 30, 2001 using the transition criteria of SFAS No. 141, which resulted in $15.7 million of other intangible assets (comprised entirely of assembled workforce) being subsumed into goodwill as of January 1, 2002.  SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangible assets no longer be amortized, but instead be tested for impairment at least annually.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment.  The Company completed its first phase impairment analysis of goodwill during the first quarter of 2002 and found no instance of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

Under SFAS No. 142, intangible assets with finite lives that continue to be amortized should be reviewed for impairment in accordance with SFAS 121. An impairment assessment is required whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  During the quarter ended March 31, 2002, the Company identified indicators of possible impairment relating to the Technology Agreement with Covisint.  The impairment indicators included, but were not limited to, significant negative industry and economic trends, which resulted in a reduction of forecasted cash flows related to the Technology Agreement.

During the quarter ended March 31, 2002, the Company performed, with the assistance of independent valuation experts, an impairment test of the carrying value of the Technology Agreement to determine whether any impairment existed, in accordance with the provisions of SFAS No. 121.  The Company determined that the sum of the expected undiscounted cash flows attributable to the Technology Agreement was less than its carrying value and that an impairment write-down was required.  Accordingly, the Company calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life.  The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment write-down of $145.8 million in relation to the Technology Agreement and this amount was charged to cost of license fees during the quarter ended March 31, 2002.  During the quarter ended June 30, 2002, the Company performed an impairment test of the carrying value of the Technology Agreement to determine whether any further impairment existed.  The Company determined that the sum of the expected undiscounted cash flows attributable to the Technology Agreement was greater than its carrying value and that an additional impairment write-down was not required.

7. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company leases its principal office facilities under non-cancelable operating leases.  Future minimum payments under operating leases, net of any contracted third-party sub-lease rental income at June 30, 2002 are as follows (in thousands):

	Capital leases	Operating leases	Total
Six months ending December 31, 2002	$175	$14,277	$14,452
Year ended December 31,
2003	419	27,400	27,819
2004	—	26,824	26,824
2005	—	16,184	16,184
2006	—	8,562	8,562
Thereafter	—	26,321	26,321

Total estimated cash flows	594	$119,568	$120,162

Less imputed interest	(40)

Present value of net minimum lease payments	554

Less current portion	(350)

Long-term capital lease obligation	$204

Non-cancelable operating lease obligations include $45.0 million, which were accrued as restructuring costs as of June 30, 2002.

Legal Proceedings

On June 19, 2001, an alleged securities class action, captioned Cameron v. Commerce One, Inc., et al., Civil Action No. 01-CV-5575, was filed against Commerce One, several company officers and directors (the “Individual Defendants”), and the three lead underwriters in the Commerce One initial public offering (“IPO”) in the United States District Court for the Southern District of New York. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 200 other companies. The lawsuits against Commerce One and other companies have been coordinated for pretrial purposes with these other related lawsuits and have been assigned the collective caption In re Initial Public Offering Securities Litigation. The coordinated pretrial proceedings are presently being overseen by Judge Shira A. Scheindlin.

On April 19, 2002, plaintiffs’ lawyers for the consolidated lawsuits filed an amended complaint consisting of a set of “Master Allegations” (Master File No. 21 MC 92 (SAS)) and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants (01 Civ. 5575 SAS (CLP)).  The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder). The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001. On July 15, 2002, the issuer and individual defendants filed an omnibus motion to dismiss addressing issues generally applicable to the defendants as a group.

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

8. TRANSACTIONS WITH SAP, COVISINT AND NTT

SAP

On September 18, 2000, the Company entered into a strategic alliance agreement with SAP AG and SAPMarkets (collectively, “SAP”) to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications.  This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party.  The amount of the royalty was generally based on a percentage of the total license fee paid by the customer

SAP has historically made non-refundable royalty prepayments to Commerce One, which the Company has recorded as deferred revenue as payments are received.  As SAP incurs the obligation to pay royalties to Commerce One, these royalties are credited against this deferred revenue.  The deferred revenue balance at June 30, 2002 reflecting the balance of prior prepayments made by SAP totaled approximately $18.8 million.  When Commerce One licenses one of the jointly developed products to its customers, it pays a royalty to SAP in connection with the sale.  These royalty payments are recorded as a reduction of license or support revenue, as appropriate.

During 2001, Commerce One and SAP amended these agreements to provide for different rights to resell certain technology included in the jointly developed products and for varying royalty rates and maintenance fees depending on the particular product, category of customer and other factors.

Effective January 1, 2002, the Company amended its strategic alliance agreement with SAP to simplify its royalty payment provisions and to provide that SAP will have an unlimited right to resell the jointly developed products, in addition to a right to resell certain other Commerce One technology on an OEM basis, during the first three quarters of 2002 in return for an aggregate fee of approximately $20.7 million, comprised primarily of license fees, as well as associated maintenance and support.  These fees are being credited against SAP’s prior pre-payments to Commerce One, which have been recorded by Commerce One as deferred revenue, and the license fees will be recognized ratably over the three-quarter period ending September 30, 2002. The amendment provides that during this three-quarter period, Commerce One will pay SAP a royalty based upon a fixed percentage of the total license fee for jointly developed products sold by Commerce One. The amendment further provides that the royalty payments for such rights shall be renegotiated by the parties prior to September 30, 2002 and the agreement will default to the historical royalty structure in the event the parties fail to agree on a new payment schedule by that date.

SAP’s royalty payments to Commerce One have constituted a substantial portion of the Company’s revenues since the inception of the relationship, including during the six months ended June 30, 2002 and 2001, and SAP has been instrumental in assisting the Company with selling the jointly developed products, MarketSet and Enterprise Buyer, to SAP’s customer base.  In these instances, SAP typically licenses the product to its customer and the sale is documented by an agreement between SAP and the customer.  Commerce One and SAP have taken this approach for a variety of reasons, including administrative efficiency, particularly where the customer had an existing license relationship with SAP.  Where this approach is used, Commerce One has recorded the royalty payment received from SAP in connection with the sale of the joint products as revenues received from SAP.

Commerce One and SAP have indicated that each intend to phase out the jointly developed Enterprise Buyer procurement products and replace such products with its own successor procurement products.  As a result, the Company anticipates that corresponding revenues received from SAP for the sale of such products will decline in the future as the parties’ shift their focus to their respective procurement products.  The Company further anticipates that revenues from the MarketSet product, primarily targeted at the e-marketplace sector, may decline over time as the Company shifts its focus to other enterprise applications.  Accordingly, there can be no assurance that Commerce One will continue to generate revenues from SAP at the current rate, or at all, once the current fixed fee arrangement terminates.

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

Covisint

During the six months ended June 30, 2002 and 2001, the Company recognized revenues with Covisint, LLC (“Covisint”), a business-to-business e-marketplace for the procurement of goods and services by automakers, their suppliers and others.  The Company holds a two percent equity interest in Covisint and under the terms of a Technology Agreement with Covisint, the Company indirectly licenses software and professional services and software maintenance to Covisint in exchange for cash compensation and a share of Covisint’s e-marketplace revenue over a ten-year period.

NTT

During the six months ended June 30, 2002 and 2001, the Company recognized revenue from transactions with NTT Corporation (“NTT”).  An executive of an NTT subsidiary serves on the Company’s Board of Directors.

Amounts included in the consolidated financial statements in connection with the transactions described above are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenues:
SAP	$8,005	$13,822	$16,565	$49,868
Covisint	1,547	2,470	2,765	6,949
NTT	209	4,127	733	4,927
Total	$9,761	$20,419	$20,063	$61,744

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include, but are not limited to, the following: the anticipated leadership of Commerce One as a provider of e-commerce solutions; the expected growth of our business and related matters; the development of the Commerce One 6.0 Suite and other new products and solutions, the benefits of our product offering, including but not limited to statements regarding the ability of our products to provide efficiencies and cost savings associated with on-line purchasing and supplier management and through the establishment and/or use of on-line trading communities; the expected impact of a reverse stock split; the ability of our applications and platform to integrate effectively with third party software applications; our ability to compete favorably with our competitors; our ability to compete in the market place generally; our expectations as to the likely sources of our future revenue; our expectation that revenues from SAP will or may decline over time; the necessity of investing in product development for future success; the expectation that product development expenses will not increase substantially in future periods and that sales, marketing, and administrative expenses will decrease; the quarterly charges we expect to incur from amortizing short-lived intangible assets as a result of our acquisitions and in the event of future acquisitions; the potential benefits and/or gains associated with our restructuring efforts and divestitures; management’s belief that our available cash resources will be sufficient to finance our operations for the next twelve months; the outcome of certain litigation; and the effect of interest rate, foreign currency exchange rate and equity price fluctuations. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar words and phrases as they relate to Commerce One also identify forward-looking statements. Such statements reflect the current views and assumptions of Commerce One and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-Q, including those under the heading “Risk Factors.” Commerce One expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

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

In January 2002, we released our flagship offering for the enterprise market — the Commerce One 5.0TM suite.  The Commerce One 5.0 suite combines several different software applications that are designed to help companies reduce costs by streamlining their purchasing, sourcing and supplier-management processes.  The enterprise market is now the focus of our development and sales and marketing efforts.  We also continue to sell and support our e-marketplace products and are actively involved in the development of numerous on-line business to business exchanges.

We are working on the next generation of Commerce One electronic commerce solutions, the Commerce One 6.0™ Suite, which we plan to build on a web services platform.

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

CRITICAL ACCOUNTING POLICIES

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

Network service fees (transaction fees, hosting fees and revenue sharing) have not been significant and are not expected to be significant in the future.  Revenues related to transaction fees and revenue sharing are recognized as earned based on customer transactions.  Revenues related to hosting fees are recognized ratably over the term of the related contracts, typically one year.

Deferred revenue consists of license fees for which revenue has been deferred and prepaid fees for services, subscription fees, royalties, and maintenance and support agreements.

Goodwill and Other Intangible Assets

Effective July 1, 2001 we adopted certain provisions of SFAS No. 141, and effective January 1, 2002, we adopted the full provisions of SFAS No. 141 and SFAS No. 142.  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill.  We evaluated goodwill and other intangible assets acquired prior to June 30, 2001 using the transition criteria of SFAS No. 141, which resulted in $15.7 million of other intangible assets (comprised entirely of assembled workforce) being subsumed into goodwill at January 1, 2002.  SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangible assets no longer be amortized, but instead be tested for impairment at least annually.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment.  We completed the first phase impairment analysis of goodwill during the first quarter of 2002 and found no instance of impairment of our recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

Under SFAS No. 142, intangible assets with finite lives that continue to be amortized should be reviewed for impairment in accordance with SFAS 121. An impairment assessment is required whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  During the quarter ended March 31, 2002, we identified indicators of possible impairment relating to the technology agreement with Covisint (“Technology Agreement”), under which we indirectly licenses software and professional services and support and maintenance services to Covisint in exchange for cash compensation and a share of Covisint’s e-marketplace revenue over a ten-year period.  The impairment indicators included, but were not limited to, significant negative industry and economic trends, which resulted in a reduction of forecasted cash flows related to the Technology Agreement.

During the quarter ended March 31, 2002, we performed, with the assistance of independent valuation experts, an impairment test of the carrying value of the Technology Agreement to determine whether any impairment existed, in accordance with the provisions of SFAS No. 121.  We determined that the sum of the expected undiscounted cash flows attributable to the Technology Agreement was less than its carrying value and that an impairment write-down was required.  Accordingly, we calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life.  The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment write-down of $145.8 million in relation to the Technology Agreement and this amount was charged to cost of license fees during the quarter ended March 31, 2002.  During the quarter ended June 30, 2002, we performed an impairment test of the carrying value of the Technology Agreement to determine whether any further impairment existed.  We determined that the sum of the expected undiscounted cash flows attributable to the Technology Agreement was greater than its carrying value and that an additional impairment write-down was not required.

Relationship with SAP

Commercial Relationship and Revenues Resulting from Royalty Arrangements with SAP

On September 18, 2000, we entered into a strategic alliance agreement with SAP AG and SAPMarkets

(collectively, “SAP”) to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications.  This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party.  The amount of the royalty was generally based on a percentage of the total license fee paid by the customer.

SAP has historically made non-refundable royalty prepayments to us, which we have recorded as deferred revenue as payments are received.  As SAP incurs the obligation to pay royalties to us, these royalties are credited against this deferred revenue.  The deferred revenue balance at June 30, 2002, reflecting the balance of prior prepayments made by SAP, was approximately $18.8 million.  When we license one of the jointly developed products to our customers, we pay a royalty to SAP in connection with the sale.  These royalty payments are recorded as a reduction of license or support revenue, as appropriate.

During 2001, Commerce One and SAP amended these agreements to provide for different rights to resell certain technology included in the jointly developed products and for varying royalty rates and maintenance fees depending on the particular product, category of customer and other factors.

Effective January 1, 2002, we amended our strategic alliance agreement with SAP to simplify its royalty payment provisions and to provide that SAP will have an unlimited right to resell the jointly developed products, in addition to a right to resell certain other Commerce One technology on an OEM basis, during the first three quarters of 2002 in return for an aggregate fee of approximately $20.7 million, comprised primarily of license fees, as well as associated maintenance and support.  These fees are being credited against SAP’s prior pre-payments to Commerce One, which have been recorded by Commerce One as deferred revenue, and the license fees will be recognized ratably over the three-quarter period ending September 30, 2002. The amendment provides that during this three-quarter period, Commerce One will pay SAP a royalty based upon a fixed percentage of the total license fee for jointly developed products sold by Commerce One. The amendment further provides that the royalty payments for such rights shall be renegotiated by the parties prior to September 30, 2002 and the agreement will default to the historical royalty structure in the event the parties fail to agree on a new payment schedule by that date.

Revenues recorded as SAP’s license royalty payments to us have constituted a substantial portion of our revenues since the inception of the relationship, and represented approximately $12.6 million of our total license revenue of $15.6 million for the six months ended June 30, 2002.  SAP has been instrumental in assisting us with selling our jointly developed products, MarketSet and Enterprise Buyer, to its customer base.  In these instances, SAP typically licenses the product to its customer and the sale is documented by an agreement between SAP and the customer.  Commerce One and SAP have taken this approach for a variety of reasons, including administrative efficiency, particularly where the customer had an existing license relationship with SAP.  Where this approach is used, we have recorded the royalty payment received from SAP in connection with the sale of our joint products as revenues received from SAP.

Commerce One and SAP have indicated that each of the parties intend to phase out the jointly developed Enterprise Buyer procurement products and replace such products with its own successor procurement products.  As a result, we anticipate that corresponding revenues received by Commerce One from SAP for the sale of such products will decline in the future as the parties’ shift their focus to their respective procurement products.  We further anticipate that revenues from the MarketSet product, primarily targeted at the e-marketplace sector, may decline over time as we shift our focus to our other enterprise applications.  Accordingly, there can be no assurance that Commerce One will continue to generate revenues from SAP at the current rate, or at all, once the current fixed fee arrangement terminates.

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

In connection with our issuance of common stock to SAP, we entered into various agreements that restrict SAP’s ability to acquire more than 23% of our outstanding common stock or otherwise attempt to acquire control of Commerce One, restrict its transfer of shares of common stock it purchased from us and, in very limited ways, affect SAP’s ability to vote its shares of our common stock.  We also granted SAP certain rights to require us to register the resale of its shares of our common stock, certain pro rata rights to acquire additional shares of our common stock and the right to have a designee appointed to our board of directors or to send an observer to our board of directors meetings.  As of June 30, 2002, SAP has not exercised its right to have such a designee appointed, but has exercised its right to send an observer to our board of directors meetings.

As of June 30, 2002, through its purchases from us and on the open market, SAP owned approximately 20% of our outstanding common stock.

OTHER INFORMATION

                In 2001, we guaranteed $3.5 million in loans to Dennis Jones, our then Vice-Chairman and Chief Operating Officer.  These loans were used in connection with Mr. Jones' purchase of a home and related personal property following his relocation to Northern California to join Commerce One.  At the time of Mr. Jones' resignation from Commerce One in June 2002, Mr. Jones conveyed the home and related personal property to us and we assumed Mr. Jones' obligation to repay the loans.  In connection with these transactions, and as a result of a decline in the value of Mr. Jones' former home, we recorded a charge in general and administrative expense of $977,000 during the second quarter of 2002.

In addition to audit services, the Company’s auditors, Ernst & Young LLP, provided the following non-audit services to Commerce One: tax related consultation and tax preparation.  The audit committee of Commerce One’s board of directors has reviewed and approved Ernst & Young’s engagement to provide these non-audit services.

RECENT EVENTS

Corporate Restructuring

In April 2002, management approved a restructuring plan and the Company announced on April 16, 2002 additional staff reductions, totaling approximately 500 employees. The reductions primarily were made from our administrative, engineering, marketing and sales staff.  Following the completions of the restructuring, we have approximately 1,200 employees.  The restructuring charges relating to this additional plan were estimated at $15.9 million and were recorded during the quarter ended June 30, 2002.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Revenue

Total revenues for the three months ended June 30, 2002 decreased to approximately $27.8 million compared to $101.3 million for the three months ended June 30, 2001. For the three months ended June 30, 2002, other than related party revenues earned through transactions with SAP, which accounted for approximately 29% of our revenues, one customer accounted for more than 10% of revenue.  For the three months ended June 30, 2001, other than related party revenues earned through transactions with SAP, no customer accounted for more than 10% of revenue.

License revenues for the three months ended June 30, 2002 decreased to approximately $7.2 million compared to $29.8 million for the three months ended June 30, 2001.  The decrease in license revenues primarily resulted from a significant industry wide slowdown in technology spending coupled with a general economic downturn, resulting in fewer customer orders, smaller customer orders and longer sales cycles.  Revenues recorded as royalty payments from SAP have represented a substantial portion of our revenues since the inception of the relationship and constituted approximately $6.3 million of our license revenue for the three months ended June 30, 2002.  There can be no assurance that we will continue to generate license revenue from SAP at the current rate, or at all, once the current fixed fee arrangement terminates.

Services revenues decreased to approximately $20.6 million for the three months ended June 30, 2002 compared to $71.5 million for the three months ended June 30, 2001. The decrease in services revenues primarily resulted from the downsizing of our Global Services division through reductions in force and divestitures.  These reductions, which were made to further enable us to focus on our core product offerings, were completed during the fourth quarter of 2001 and the first quarter of 2002.

Cost of Revenues

Cost of revenues, consisting of cost of services and cost of licenses, was approximately $22.0 million for the three months ended June 30, 2002 compared to $681.1 million for the three months ended June 30, 2001.

Cost of license fees for the three months ended June 30, 2002 was $2.3 million compared to $616.4 million for the three months ended June 30, 2001.  Cost of license fees primarily consist of amortization and impairment charges relating to the cost of the Technology Agreement as well as royalties due to third parties, software media and duplication costs and software documentation costs.  During the three months ended June 30, 2001, we recorded an impairment charge of $592.3 million on the cost of the Technology Agreement.  No impairment charge was recorded during the quarter ended June 30, 2002.  Amortization of the cost of the Technology Agreement was $1.6 million and $21.5 million for the three months ended June 30, 2002 and 2001, respectively.

Cost of services, which primarily consists of consulting, customer support and training costs, was $19.6 million compared to $64.7 million for the three months ended June 30, 2002 and 2001, respectively. The decrease in cost of services resulted primarily from the divestiture and closure of a number of professional service operations no longer directly related to the Company’s core product offering.  These divestitures and closures occurred in the fourth quarter of 2001 and the first quarter of 2002.  The number of employees engaged in professional service activity decreased to 342 at June 30, 2002 from 1,529 at June 30, 2001.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $20.6 million and $53.2 million for the three months ended June 30, 2002 and 2001, respectively. The decrease was primarily attributable to decreased headcount, commissions, and an overall decline in sales and marketing related activity. The number of employees engaged in sales and marketing decreased to 255 at June 30, 2002 from 616 at June 30, 2001.

Product Development Expenses

Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $18.2 million and $28.1 million for the three months ended June 30, 2002 and 2001, respectively. The decrease in product development expenses was primarily attributable to decreased personnel as well as lower consulting-related expenses to support development of our products. The number of employees engaged in product development decreased to 431 at June 30, 2002 from 632 at June 30, 2001.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and related costs for executive, administrative and finance personnel. General and administrative expenses were approximately $7.2 million and $48.9 million for the three months ended June 30, 2002 and 2001, respectively. During the three months ended June 30, 2001, we recorded bad debt expense of $22.8 million.  The remaining decrease resulted primarily from an overall decrease in the average number of general and administrative personnel employed during the period. The number of employees engaged in general and administrative functions decreased to 146 at June 30, 2002 from 558 at June 30, 2001.

Stock Compensation

Stock compensation totaled approximately $12.5 million and $24.7 million in the three months ended June 30, 2002 and 2001, respectively. The decrease was primarily attributable to the decrease in stock compensation related to the vesting schedule for certain employee stock options assumed in our acquisition of AppNet, which decreased to $9.9 million for the three months ending June 30, 2002 from $22.3 million for the three months ending June 30, 2001.  Deferred stock compensation is being amortized over the vesting period of the related options using a graded vesting method. The vesting period of the options range from three to four years. The expense related to restricted stock grants is being amortized over the two-year vesting period on a straight-line basis.

Restructuring Costs and Other

In April 2002, management approved a restructuring plan and the Company announced on April 16, 2002 additional staff reductions, totaling approximately 500 employees. The reductions primarily were made from our administrative, engineering, marketing and sales staff.  Following the completion of the restructuring, we have approximately 1,200 employees.  The restructuring charges relating to this additional plan were estimated at $15.9 million and were recorded during the quarter ended June 30, 2002.

Amortization of Intangible Assets

Amortization of intangible assets was $3.0 million for the three months ended June 30, 2002 compared to $144.5 million for the three months ended June 30, 2001. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which was adopted by Commerce One as of January 1, 2002, goodwill is no longer amortized, but instead will be periodically assessed for any indication of impairment.  This has resulted in a significant decrease in amortization expense.  Other identified intangible assets with finite lives continue to be amortized.  Amortization of goodwill was $137.2 million for the three months ended June 30, 2001.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenue

Total revenues for the six months ended June 30, 2002 decreased to approximately $59.6 million compared to $271.5 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, other than related party revenues earned through transactions with SAP, which accounted for approximately 28% of our revenues, one customer accounted for more than 10% of revenue.  For the six months ended June 30, 2001, other than related party revenues earned through transactions with SAP, no customer accounted for more than 10% of revenue.

License revenues for the six months ended June 30, 2002 decreased to approximately $15.6 million compared to $99.2 million for the six months ended June 30, 2001. The decrease in license revenues primarily resulted from a significant slowdown in technology spending coupled with a general economic downturn, resulting in fewer customer orders, smaller customer orders and longer sales cycles.  Revenues recorded as royalty payments from SAP have represented a substantial portion of our revenues since the inception of the relationship and constituted approximately $12.6 million of our license revenue for the six months ended June 30, 2002.  There can be no assurance that we will continue to generate license revenue from SAP at the current rate, or at all, once the current fixed fee arrangement terminates.

Services revenues decreased to approximately $44.0 million for the six months ended June 30, 2002 compared to $172.3 million for the six months ended June 30, 2001. The decrease in services revenues primarily resulted from the downsizing of our Global Services division through reductions in force and divestitures.  These reductions, which were made to further enable us to focus on our core product offerings, were completed during the fourth quarter of 2001 and the first quarter of 2002.

Cost of Revenues

Cost of revenues, consisting of cost of services and cost of licenses, was approximately $196.4 million for the six months ended June 30, 2002 compared to $783.9 million for the six months ended June 30, 2001.

Cost of license fees for the six months ended June 30, 2002 was $154.6 million compared to $640.3 million for the six months ended June 30, 2001.   Cost of license fees includes royalties due to third parties, software media and duplication costs, software documentation costs and amortization and impairment charges relating to the cost of the technology agreement with Covisint. During the second quarter of 2001, the company recorded an impairment charge of $592.3 million on its cost of the technology agreement with Covisint.  Subsequently, during the first quarter of 2002 an additional impairment charge was required of approximately $145.8 million. The decrease in cost of license fees resulted primarily from the difference in amounts of these impairment charges of approximately $446.5 million and a $36.4 million decrease in amortization of the Covisint Technology Agreement.

Cost of services was $41.8 million compared to $143.6 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in cost of services resulted primarily from the divestiture and closure of a number of professional service operations no longer directly related to the Company’s core product offering.  These divestitures and closures occurred in the fourth quarter of 2001 and the first quarter of 2002.  The number of employees engaged in professional service activity decreased to 342 at June 30, 2002 from 1,529 at June 30, 2001.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $49.1 million and $113.7 million for the six months ended June 30, 2002 and 2001, respectively. The decrease was primarily attributable to decreased headcount, commissions, and an overall decline in sales and marketing related activity. The number of employees engaged in sales and marketing decreased to 255 at June 30, 2002 from 616 at June 30, 2001.

Product Development Expenses

Product development expenses were approximately $44.0 million and $58.6 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in product development expenses was primarily attributable to decreased personnel employed during this period as well as lower consulting-related expenses to support development of our products. The number of employees engaged in product development decreased to 431 at June 30, 2002 from 632 at June 30, 2001.

General and Administrative Expenses

General and administrative expenses were approximately $18.1 million and $72.8 million for the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2001, we recorded bad debt expenses of $22.8 million.  The remaining decrease resulted primarily from an overall decrease in the average number of general and administrative personnel employed during the period. The number of employees engaged in general and administrative functions decreased to 146 at June 30, 2002 from 558 at June 30, 2001.

Stock Compensation

Stock compensation totaled approximately $23.9 million and $49.1 million in the six months ended June 30, 2002 and 2001, respectively. The decrease was primarily attributable to the decrease in stock compensation related to the vesting schedule for certain employee stock options assumed in our acquisition of AppNet, which decreased to $19.8 million for the six months ending June 30, 2002 from $44.5 million for the six months ending June 30, 2001.  Deferred stock compensation is being amortized over the vesting period of the related options using a graded vesting method. The vesting period of the options range from three to four years. The expense related to restricted stock grants is being amortized over the two-year vesting period on a straight-line basis.

Restructuring Costs and Other

In April 2002, management approved and announced additional staff reductions aimed at furthering our goal of reducing operating expenses and focusing on core product initiatives.  The staff reduction included approximately 500 employees who were notified on April 16, 2002.  The reductions primarily were made from our administrative, engineering, marketing and sales staff.  Following the completion of the restructuring, we have approximately 1,200 employees.  The restructuring charges relating to this additional plan were estimated at $15.9 million and were recorded during the quarter ended June 30, 2002.

Amortization of Intangible Assets

Amortization of intangible assets was $6.1 million for the six months ended June 30, 2002 compared to $287.3 million for the six months ended June 30, 2001. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which was adopted by Commerce One as of January 1, 2002, goodwill is no longer amortized, but instead will be periodically assessed for any indication of impairment.  This has resulted in a significant decrease in amortization expense.  Other identified intangible assets with finite lives continue to be amortized.  Amortization of goodwill was $272.4 million for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities totaled approximately $110.4 million for the six months ended June 30, 2002 compared to approximately $118.7 million in the six months ended June 30, 2001.  Cash used in operating activities for the six months ended June 30, 2002 resulted primarily from the net loss, adjusted for non-cash items including depreciation, amortization, and impairment charges, and a decrease in liabilities and deferred revenue which was partially offset by a decrease in accounts receivable.  Net cash used in operating activities for the six months ended June 30, 2001 resulted primarily from the net loss, adjusted for non-cash items including depreciation, amortization and impairment charges, partially offset by an increase in liabilities and a decrease in accounts receivable.

Net cash provided by investing activities totaled approximately $88.7 million for the six months ended June 30, 2002 compared to cash provided by investing activities of approximately $32.4 million for the six months ended June 30, 2001.  The cash provided in the current period resulted primarily from the maturity of short term investments (net of purchases) and proceeds from divestitures partially offset by net purchases of property and equipment.  Net cash provided by investing activities during the six months ended June 30, 2001 resulted primarily from the maturity of short term investments (net of purchases) partially offset by the purchase of property and equipment and additional costs of the Technology Agreement.

Net cash provided by financing activities totaled approximately $4.7 million for the six months ended June 30, 2002 compared to approximately $30.4 million for the six months ended June 30, 2001.  The cash provided in the six months ended June 30, 2002 resulted primarily from the issuance of common stock upon the exercise of employee stock options and shares issued through the employee stock purchase plan.  The cash provided in the six months ended June 30, 2001 resulted primarily from proceeds from notes payable and from the issuance of common stock upon the exercise of employee stock options.

We have historically satisfied our cash requirements primarily through issuances of equity securities.  As of June 30, 2002, our principal sources of liquidity included approximately $188.4 million of cash, cash equivalents and short term investments.  Of this amount, $35.5 million collaterized certain obligations related to a loan, operating lease agreements, potential workers’ compensation claims, and a guarantee of a personal home mortgage for a former executive officer.

We have a loan from Microsoft in the principal amount of $19.0 million.  This loan is due on April 1, 2003 and bears interest at 7% per annum, payable quarterly.  We have secured the loan with a $19.0 million cash collateral account. The loan will become immediately due, however, if our cash, cash equivalents and short-term investment balance falls below $125.0 million at any point during the term of the revised loan.

The following summarized our contractual obligations as at June 30, 2002 and the effects such obligations are expected to have on our liquidity and cash flows in certain future periods after June 30, 2002 (in thousands):

	Total	Less than one year	1 to 3 years	4 years and thereafter
Non-cancelable operating lease obligations	$119,568	$28,232	$60,979	$30,357
Microsoft loan	19,000	19,000	—	—
Total	$138,568	$47,232	$60,979	$30,357

Non-cancelable operating lease obligations include $45.0 million, which were accrued as restructuring costs as of June 30, 2002 and are payable through 2011.

We believe that our available cash resources will be sufficient to finance our presently anticipated operating losses and working capital expenditure requirements for the next twelve months. This forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described below. Our future liquidity and capital requirements will depend upon numerous factors including our future revenues and expenses, growth or contraction of operations and general economic pressures. Additionally, we may need additional capital to fund acquisitions of complementary businesses, products and technologies. If we require additional capital resources, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot be assured that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

RISK FACTORS

We have a limited operating history and a history of losses.

We incurred net losses of $2,584.1 million, $344.9 million and $63.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. We also incurred a loss of $291.7 million for the six months ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of $3,323.3 million. We will need to generate significant additional revenues to avoid losses in the future.  If we do not decrease our losses in the future, our business may suffer in a number of ways, including increased difficulties in obtaining additional capital, selling our products and services (since nearly all customers require future support) and funding our continued operations.

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

Our revenues and operating results are difficult to forecast and may fluctuate substantially from quarter to quarter due to a number of factors, including the following:

•      a significant portion of our license revenues are derived from royalty payments earned through our strategic alliance with SAP and, in quarters subsequent to September 30, 2002 where SAP is required to pay us royalties for sales of joint products based upon a percentage calculation (as opposed to a flat fee calculation), we may have limited visibility into such revenues until royalty information is provided to us by SAP at the end of a particular quarter;

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

If we do not sell our Commerce One 5.0 solution and other solutions or products, our growth and revenues will be limited.

Our business model is shifting to focus increasingly on enterprise software solutions (i.e., sales to companies for their own internal use) in addition to our historical focus on e-marketplaces.  We face significant uncertainties that may affect our ability to sell our current Commerce One 5.0 solution and other products and our Commerce One 6.0 solution, which is under development, when it becomes available. These uncertainties include the level of demand for this relatively new product category, the demand for or acceptance of our new products in particular, the ability of our products to satisfy our customers or compete favorably with those of our competitors, and the fact that businesses that have made substantial investment in our competitors’ enterprise solutions may be reluctant to replace their current solution and adopt our solution. To date, sales of our 5.0 solution, introduced in January 2002, have represented a relatively small percentage of our license revenues and we have continued to experience long sales cycles.  If we do not sell significant numbers of our new enterprise solutions, particularly Commerce One 5.0, our revenues, and hence our business, will suffer.

If our relationship with SAP is unsuccessful, changes significantly or is terminated, our revenues may suffer.

In 2000, we entered into a strategic alliance agreement with SAP to jointly develop, market and sell e-commerce software products.  A substantial portion of our license revenues in 2000, 2001 and 2002 has been derived from this relationship and there can be no assurance that we will continue to generate revenues from SAP once the current fixed fee arrangement terminates.

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

The scope of our relationship with SAP has changed over time and may change again in the future.  For example, in early 2002, Commerce One and SAP agreed that the two companies would continue to jointly develop, market and sell the MarketSet suite of products, but that the Enterprise Buyer procurement products would be phased out.  In addition, the MarketSet product has been primarily targeted at the e-marketplace sector which has experienced a decrease in demand.  As we have shifted our focus to enterprise solutions, we anticipate that revenues from the Marketset product may continue to decline over time.

Our relationship with SAP will likely change again.  For example, the current fixed fee arrangement for SAP to sell Commerce One technology expires and must be renegotiated by September 30, 2002.  If the parties are unable to reach a new agreement, the terms will revert to the historical royalty structure.  There can be no assurance that we will be able to continue to generate license revenue from SAP at the current rate, or at all, once the fixed fee arrangement terminates. In addition, the strategic alliance agreement may be terminated by Commerce One or SAP with relatively little notice, and we therefore cannot assure you the relationship will not terminate entirely in the future.  A change in or termination of our relationship with SAP could materially and adversely affect our product development, marketing and sales efforts and, ultimately, our revenues.

If our stock is de-listed from Nasdaq’s National Market, our share price may decline further, trading our stock may become more difficult and we may have additional difficulties raising capital.

Commerce One received notice from Nasdaq on June 18, 2002 that our stock had failed to maintain Nasdaq’s minimum bid price closing requirement of $1.00.  The letter specified that, unless Commerce One’s Common Stock closes at a minimum bid price of $1.00 or more for ten consecutive trading days by September 16, 2002, Nasdaq would notify Commerce One at that time of Nasdaq’s intent to delist the stock.  The letter also stated that Commerce One could appeal any de-listing notification received at that time.  Commerce One’s stock has not traded above $1.00 since we received the Nasdaq notice.  We are seeking stockholder approval of a 1-for-10 reverse stock split in an attempt to increase our stock price in excess of Nasdaq’s requirements.  If the proposed reverse split is not approved by our stockholders, or if it is not successful in increasing our stock price above $1.00 on an ongoing basis, our stock could be de-listed from Nasdaq’s National Market.  De-listing would make our stock more difficult to trade, reduce the trading volume of our stock and further reduce our stock price.  In addition, de-listing or the threat of de-listing could weaken our ability to raise financing in the capital markets, an outcome which could materially adversely impact our business operations and financial condition.

The reverse stock split that Commerce One has proposed to our stockholders may not increase our share price, may not achieve continued listing of our stock on Nasdaq and could result in an overall decline in our market capitalization.

Commerce One is seeking stockholder approval, at a meeting currently scheduled for September 6, 2002, to authorize our Board of Directors to effect a 1-for-10 reverse stock split in our common stock.  We cannot predict whether the proposed reverse stock split will increase the market price for Commerce One’s common stock.  The history of similar stock split combinations for companies in similar circumstances is varied.  Even if the market price of our common stock increases, there can be no assurance that:

•     the market price per new share of Commerce One common stock after the reverse stock split will rise in proportion to the reduction in the number of old shares of Commerce One common stock outstanding before the reverse stock split;

•       the reverse stock split will result in a per share price that will attract brokers and investors who do not trade in lower priced stocks;

•       the reverse stock split will result in a per share price that will increase Commerce One’s ability to attract and retain employees and other service providers; and

•       the market price per new share of our common stock will either exceed or remain in excess of the $1.00 minimum bid price as required by Nasdaq or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on Nasdaq.

The market price of Commerce One’s common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding.  If the reverse stock split is effected and the market price of Commerce One’s common stock declines, the percentage decline as an absolute number and as a percentage of Commerce One’s overall market capitalization may be greater than would occur in the absence of a reverse stock split.  Furthermore, liquidity of Commerce One’s common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

Delays in shipment of Commerce One solutions or products may result in delay or loss of revenue.

Delays in shipping Commerce One products and solutions may result in client dissatisfaction and delay, or loss of product revenues. We cannot be certain of our ability to ship our products and solutions in a timely manner or to continue shipping them.  Delays may result from a number of factors, including extended product-development cycles and product defects. Products as complex as ours often contain unknown and undetected errors or performance problems.  These defects are frequently found during the period immediately following the introduction and initial shipment of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before shipment to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation. If we are unable, for technological or other reasons, to ship new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed.

Our restructuring and other strategic initiatives may not achieve our desired results and could result in business distractions that could harm our business.

We implemented restructuring plans throughout 2001 and have announced and implemented further restructuring plans in 2002. The primary objectives of our restructuring plans have been to reduce our operating expenses and to focus on new products.  We also implemented certain strategic initiatives designed to strengthen our operations.  These plans include without limitation, reductions in our workforce and facilities, improved alignment of our organization around our core business objectives and realignment of our sales force, professional services and general and administrative functions. The workforce reductions could temporarily impact our remaining employees, including those directly responsible for sales, which may affect our future revenues.  In addition, the failure to retain and effectively manage remaining employees could increase our costs and hurt our development and sales efforts.  Additionally, these changes might affect our ability to close revenue transactions with our customers and prospects.  Failure to achieve the desired results of our strategic initiatives could harm our business, operating results and financial condition.

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

Our gross margins may decline.

In most cases, our license revenues have a higher gross margin percent than our services revenues.  Thus, to the extent services revenues increase as a percentage of our total revenues, our overall gross margin will likely decline. If we are not successful in increasing revenues from license fees, or we are not successful in increasing the gross margin of our services fees, our overall gross margins will suffer. For example, as of the quarter ended June 30, 2002, substantially all of our license revenues were generated through an agreement with SAP relating to our jointly developed products.  If we are not able to generate additional license fees from SAP once the current arrangement terminates or are not able to generate significant license fees from other sources, our gross margins will suffer. Our expenses related to the cost of licenses sold are relatively fixed in the near term, and if our license revenues continue to decline any further, such a decline would have a disproportionately adverse impact on our gross margins reported in the near term.

Our executive officers and certain key personnel are critical to our business and these officers and key personnel may not remain with us in the future.

Our future success depends upon the continued service of our executive officers and other key personnel, and none of our current executive officers are bound by an employment agreement for any specific term. Any of our officers may leave our organization in the future. In particular, the services of Mark Hoffman, our Chairman of the Board and Chief Executive Officer would be difficult to replace.  If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition may be seriously harmed.  Recently, we announced the planned departure of Dennis Jones, our President and COO, as of June 30, 2002, and Peter Pervere, our Chief Financial Officer, as of May 31, 2002.  While we have a management team in place to assume the duties of the departing executives, we cannot be certain that such changes will not result in adverse publicity or other disruption of our customer relationships or business operations.

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

Although our business model is increasingly focused on enterprise solutions, our strategy of facilitating the development and operation of large trading exchanges continues to entail particular risks for us. These risks include:

•     the diversion of a significant portion of our management, technical and sales personnel to develop these marketplaces;

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

Some of our customers are small emerging growth companies with limited credit operating histories that are operating at a loss and have limited access to capital.  With the significant downturn in the economy and uncertainty relating to the prospects for near-term economic growth, some of these customers may represent a credit risk.  In addition, a small number of our customers account for a significant amount of our accounts receivable.  At June 30, 2002, one customer accounted for 10% of our gross accounts receivable balance.  At December 31, 2001, two customers accounted for 13% and 12% of our gross accounts receivable balance.  If our customers experience financial difficulties, we may have difficulty collecting on our accounts receivable and our cash position would suffer.

We depend upon continuing our relationship with third- party systems integrators who support our solutions.

Our success depends upon the acceptance and successful integration by customers and their suppliers of our products. Our current and potential customers and their related suppliers often rely on third-party systems integrators such as Accenture, Computer Sciences Corporation, PricewaterhouseCoopers and others to develop, deploy and manage their business-to-business e-commerce platforms and solutions. We and our customers will need to continue to rely on these systems integrators, particularly in light of the recent down sizing of our Global Services division, which competes with these systems integrators to some extent. If large systems integrators stop supporting  our solution or committing resources to us, or if any of our customers or suppliers are not able to successfully integrate our solution, or if we are unable to adequately train our existing systems integration partners, our business, operating results and financial condition could suffer.

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

Further, our acquisitions and investments may have negative financial consequences.  For example, in the second quarter of 2001 we recognized a substantial impairment of goodwill and other intangible assets related to our acquisitions of AppNet and CommerceBid. In the first quarter of 2002 we recognized impairment related to the value of the Technology Agreement with Covisint.  We may recognize additional impairments in the future.  Relevant risks include:

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

A fundamental requirement to conduct business-to-business e-commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of e-marketplaces, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may not be sufficient to prevent a compromise or breach of the algorithms we use to protect content and transactions on e-marketplaces or proprietary information in our databases. In addition to our own security systems, we rely on encryption and authentication technology licenses from third parties. Unauthorized access, computer viruses, or the accidental or intentional acts of Internet users, current and former employees or others could jeopardize the security of confidential information and create delays or interruptions in our services or operations, including our hosting services. We have in the past been impacted by global computer viruses, such as NIMDA and the Code Red viruses, and have incurred costs to resolve such viruses.  In the future, we may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. In addition, such disruptions or breaches in security could result in liability and in the loss of existing clients or the deterrence of potential clients or transactions.

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

In October 1997, the American Institute of Certified Public Accountants issued its Statement of Position 97-2, “Software Revenue Recognition,” and later amended its position by its Statement of Position 98-4 and Statement of Position 98-9. Based on our interpretation of the AICPA’s position, we believe our current revenue recognition policies and practices are consistent with Statement of Position 97-2, Statement of Position 98-4 and Statement of Position 98-9. However, interpretations of these standards continue to be issued. Future interpretations could lead to unanticipated changes in our current revenue recognition practices, which could materially adversely affect our business, financial condition and operating results.

The Securities and Exchange Commission and the Financial Accounting Standards Board are also currently reviewing the accounting standards related to other areas. Any changes to these accounting standards, or the way these standards are interpreted or applied, could require us to change the way we account for any other aspects of our business in a manner that could adversely affect our reported financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in “Risk Factors” on page 22.

INTEREST RATE RISK

As of June 30, 2002, we had cash, highly liquid investments and short term investments of approximately $188.4 million. These investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at June 30, 2002 would cause the fair market value of our cash and cash equivalents to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

FOREIGN CURRENCY EXCHANGE RATE RISK

Substantially all of our revenues recognized to date have been denominated in U.S. dollars, a significant portion of which has been realized outside of the United States. To the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future. A hypothetical increase or decrease in foreign currency exchange rates by 10 percent from the foreign currency exchange rates at June 30, 2002 would not have a material impact on our operational results.

EQUITY PRICE RISK

We do not own any material equity investments. Therefore, we believe we are not currently exposed to any direct equity price risk.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 19, 2001, an alleged securities class action, captioned Cameron v. Commerce One, Inc., et al., Civil Action No. 01-CV-5575, was filed against Commerce One, several company officers and directors (the “Individual Defendants”), and the three lead underwriters in the Commerce One initial public offering (“IPO”) in the United States District Court for the Southern District of New York. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 200 other companies. The lawsuits against Commerce One and other companies have been coordinated for pretrial purposes with these other related lawsuits and have been assigned the collective caption In re Initial Public Offering Securities Litigation. The coordinated pretrial proceedings are presently being overseen by Judge Shira A. Scheindlin.

On April 19, 2002, plaintiffs’ lawyers for the consolidated lawsuits filed an amended complaint consisting of a set of “Master Allegations” (Master File No. 21 MC 92 (SAS)) and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants (01 Civ. 5575 SAS (CLP)).  The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder). The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001. On July 15, 2002, the issuer and individual defendants filed an omnibus motion to dismiss addressing issues generally applicable to the defendants as a group.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Commerce One, Inc. was held on May 29, 2002.

At the Annual Meeting, the following nominees were elected to hold office as Class III directors of Commerce One, Inc. until 2005:

Nominee	Vote For	Votes Withheld	Abstentions
Mark B. Hoffman	224,604,758	1,358,982	0
John V. Balen	224,481,591	1,482,149	0
Alex S. Vieux	225,345,534	618,206	0

Incumbent Class I directors whose term expires in 2003 are as follows:

Robert M. Kimmitt

Dennis H. Jones –resigned effective June 30, 2002.

Larry W. Sonsini –resigned effective June 1, 2002.

Incumbent Class II directors whose term expires in 2004 are as follows:

David H. J. Furniss –resigned effective June 26, 2002.

Kenneth C. Gardner

William J. Harding

Toshimune Okihara

Ernst & Young LLP was ratified as the Company’s independent auditors for the fiscal year ending December 31, 2002 by the following vote of the stockholders.

Votes For	224,104,773
Votes Against	1,796,122
Abstentions	62,845

There were no broker non-votes with respect to any matters voted on at the meeting.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of Commerce One, Inc.
3.2	Amended and Restated Bylaws of Commerce One, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)

Amended and Restated Preferred Stock Rights Agreement, dated as of July 11, 2001, between Commerce One, Inc., New Commerce One Holding, Inc. and Fleet National Bank including the form of Rights Certificate and the Rights attached thereto as Exhibits B and C, respectively.

10.1	Agreement, effective June 28, 2002 between Dennis Jones and Commerce One Operations, Inc. and Commerce One, Inc.
10.2	Agreement, dated July 15, 2002 between Andrew Hayden and Commerce One Operations, Inc.
10.3	Agreement dated July 29, 2002 between Charles Boynton and Commerce One Operations, Inc.
99.1	Statement of the Chief Executive Officer and Chief Financial Officer of Commerce One.

(1)	Incorporated by reference to Commerce One’s Form 8-A (File No. 000-32979) filed on July 11, 2001.

(b)  Reports on Form 8-K filed during the quarter ending June 30, 2002.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ONE, INC. (Registrant)
Dated: August 14, 2002	By:	Charles D. Boynton
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 14, 2002	By:	Mark B. Hoffman
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)