Form 10-Q
period 2002-09-30
COMMERCE ONE INC / DE/
filed 2002-11-15
CIK 1131806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

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

As of October 31, 2002, there were  29,171,566  shares of the registrant’s Common Stock outstanding.

COMMERCE ONE, INC.

ITEM 1. FINANCIAL STATEMENTS

Commerce One, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,746	$192,547
Restricted investments	35,231	14,261
Short term investments	2,000	81,345
Accounts receivable, net	7,388	43,598
Prepaid expenses and other current assets	10,163	9,762
Total current assets	165,528	341,513
Property and equipment, net	39,696	64,908
Goodwill and other intangible assets, net	246,053	409,534
Investments and other assets	10,100	10,707
Total assets	$461,377	$826,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,213	$23,773
Accrued compensation and related expenses	10,784	17,960
Deferred revenue	28,056	55,088
Notes payable and capital lease obligations	22,725	—
Other current liabilities	35,954	50,021
Total current liabilities	108,732	146,842
Notes payable and non-current capital lease obligations	204	19,000
Non-current accrued restructuring charges	27,231	37,005
Commitments and contingent liabilities
Stockholders’ equity:
Common Stock, par value $0.001, 95,000,000 shares authorized; 29,172,747 and 28,752,021 issued and outstanding at September 30, 2002 and December 31, 2001, respectively.	3,725,302	3,723,419
Deferred stock compensation	(28,595)	(66,772)
Note receivable from stockholder	(129)	(129)
Accumulated other comprehensive loss	(1,102)	(1,101)
Accumulated deficit	(3,370,266)	(3,031,602)
Total stockholders’ equity	325,210	623,815
Total liabilities and stockholders’ equity	$461,377	$826,662

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
License fees	$8,498	$16,679	$24,079	$115,878
Services	17,925	64,407	61,936	236,732
Total revenues(1)	26,423	81,086	86,015	352,610
Costs and expenses:
License fees(2)	2,251	10,014	156,872	650,341
Services	15,086	47,927	56,563	191,482
Sales and marketing	19,172	38,114	68,254	151,852
Product development	18,038	30,760	62,349	89,393
General and administrative	4,575	24,410	22,673	97,173
Purchased in-process research and development	—	—	—	4,548
Stock compensation	11,632	25,520	35,521	74,585
Restructuring costs	—	—	15,865	76,147
Amortization of goodwill and other intangible assets	2,851	23,612	8,989	310,901
Impairment of intangible assets and equity investments	—	—	—	1,120,464
Total costs and expenses	73,605	200,357	427,086	2,766,886
Loss from operations	(47,182)	(119,271)	(341,071)	(2,414,276)
Interest income and other, net	543	2,251	4,085	5,464
Net loss before income taxes	(46,639)	(117,020)	(336,986)	(2,408,812)
Provision for income taxes	299	2,000	1,678	7,000
Net loss	$(46,938)	$(119,020)	$(338,664)	$(2,415,812)
Basic and diluted net loss per share	$(1.61)	$(4.51)	$(11.70)	$(101.05)
Shares used in calculation of basic and diluted net loss per share	29,130	26,391	28,947	23,907

(1) Revenues from SAP, Covisint and NTT (Note 8)	$9,464	$18,484	$29,527	$80,228
(2) Includes charges for the impairment and amortization of the technology agreement with Covisint (“Technology Agreement”) (Note 6)	$1,566	$5,763	$154,679	$641,766

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(unaudited)

	Nine months ended September 30,
	2002	2001
Operating activities:
Net loss	$(338,664)	$(2,415,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,917	33,890
Purchased in-process research and development	—	4,548
Amortization of Technology Agreement	8,864	49,433
Amortization of deferred stock compensation	35,521	74,585
Amortization of intangible assets	8,989	310,893
Impairment of intangible assets	—	1,098,869
Impairment of Technology Agreement	145,815	592,334
Impairment of Covisint equity investment	—	21,595
(Gain)/loss on investments	(356)	3,169
Other	977	—
Change in operating assets and liabilities:
Restricted investments	(35,205)	—
Accounts receivable, net	27,678	59,916
Prepaid expenses and other current assets	3,710	6,688
Accounts payable	(11,905)	4,232
Accrued compensation and related expenses	(7,176)	(21,650)
Other liabilities	(20,773)	1,371
Deferred revenue	(27,032)	(36,062)
Net cash used in operating activities	(185,640)	(212,001)
Investing activities:
Purchases of property and equipment, net	(8,887)	(36,191)
Proceeds from the sale of property and equipment	3,266	544
Purchases of short term investments	(37,046)	(136,197)
Proceeds from the maturity of short term investments	130,550	149,495
Additional costs of Technology Agreement, net	—	(3,601)
Proceeds from divestitures of certain professional services operations	10,734	(928)
Other	1,395	4,929
Net cash provided by (used in) investing activities	100,012	(21,949)
Financing activities:
Proceeds from issuance of common stock, net	4,539	236,676
Payments on notes payable and capital lease obligations	(372)	(1,769)
Proceeds from notes payable	423	19,000
Net cash provided by financing activities	4,590	253,907
Effect of foreign currency translation on cash and cash equivalents	(763)	34
Net increase/(decrease) in cash	(81,801)	19,991

Cash at beginning of period	192,547	215,189
Cash at end of period	$110,746	$235,180
Supplemental disclosures of cash flow information:
Interest paid	$879	$332
Disclosure of non-cash investing and financing activities:
Property, plant and equipment acquired under capital leases	$801	$—
Issuance of common stock related to contingent consideration in connection with business combinations	$—	$6,686
Deferred compensation related to restricted stock grants	$—	$11,407
Deferred compensation related to stock option grants and options assumed in business combination	$—	$2,181
Issuance of common stock in connection with business combinations	$—	$61,131
Issuance of common stock related to notes payable and accrued interest	$—	$4,775

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

2. RESTRICTED INVESTMENTS

As of September 30, 2002, cash and cash equivalents of approximately $35.2 million collateralized certain obligations of Commerce One related to a note payable, operating lease agreements, potential workers’ compensation claims, and a guarantee of a personal home mortgage for a former executive officer.

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

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss	$(46,938)	$(119,020)	$(338,664)	$(2,415,812)

Weighted average shares of common stock outstanding	29,167	26,604	29,022	24,072
Less: Weighted average shares subject to repurchase and forfeiture	(37)	(213)	(75)	(165)
Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	29,130	26,391	28,947	23,907
Basic and diluted net loss per share	$(1.61)	$(4.51)	$(11.70)	$(101.05)

4. COMPREHENSIVE INCOME (LOSS)

Financial Accounting Standards Board (SFAS) No. 130, “Reporting Comprehensive Income,” established standards of reporting and display of comprehensive income and its components of net income and “Other Comprehensive Income.” “Other Comprehensive Income” refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three and nine months ended September 30, 2002 and 2001 were as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss	$(46,938)	$(119,020)	$(338,664)	$(2,415,812)
Unrealized gain (loss) on investments	2	(285)	384	(365)
Foreign currency translation adjustment	(223)	(197)	(385)	37
Comprehensive loss	$(47,159)	$(119,502)	$(338,665)	$(2,416,140)

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

In April 2002, the Company announced additional staff reductions, totaling approximately 500 employees. The reductions largely were made from the administrative, engineering, marketing and sales staff. The restructuring charges relating to this additional plan were estimated at $15.9 million and were recorded during the quarter ended June 30, 2002.

The following table summarizes the activity related to the restructuring liability for the nine months ended September 30, 2002 (in thousands):

	Accrued restructuring costs at December 31, 2001	Amounts charged/ (reversed) to restructuring costs and other	Amounts paid	Accrued restructuring costs at September 30, 2002
Lease cancellations and commitments	$50,889	$(1,585)	$(7,924)	$41,380
Terminations to employees and related costs	4,515	15,435	(19,950)	—
Costs associates with asset sales and business divestitures	440	2,015	(2,368)	87
Total restructuring accrual and other	$55,844	$15,865	$(30,242)	41,467
Less non-current accrued restructuring charges				(27,231)
Accrual restructuring charges included within other accrued liabilities				$14,236

The remaining accrued restructuring costs relate primarily to lease payments contractually required of Commerce One on certain facilities, net of any estimated sublease amounts, expiring at various dates through 2010.  The Company anticipates that the other accrued restructuring costs will be paid during the fourth quarter of 2002.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consists of the following (in thousands):

	September 30, 2002	December 31, 2001
Goodwill	$179,797	$691,857
Technology Agreement	54,793	267,215
Core technology	34,742	34,742
Assembled workforce	—	29,273
Other	10,177	16,519
	279,509	1,039,606
Less accumulated amortization	(33,456)	(630,072)
Goodwill and other intangible assets, net	$246,053	$409,534

Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Standards (“SFAS”) No. 141, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142.  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill.  The Company evaluated its goodwill and other intangible assets acquired prior to June 30, 2001 using the transition criteria of SFAS No. 141, which resulted in $15.7 million of other intangible assets (comprised entirely of assembled workforce) being subsumed into goodwill as of January 1, 2002.  SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangible assets no longer be amortized, but instead be tested for impairment at least annually.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase, required to be completed by June 30, 2002, screens for impairment.  The second phase (if necessary), required to be completed by December 31, 2002, measures the impairment.  The Company completed its first phase impairment analysis of goodwill during the first quarter of 2002 and found no instance of impairment of its recorded goodwill.  Accordingly, the second testing phase, absent future indicators of impairment, was not required during 2002.

During the quarter ended September 30, 2002, the Company identified indicators of impairment related to our recorded goodwill, including the level of our market capitalization at below book value as of September 30, 2002, and a continued deterioration in the technology sector of the economy.  Under SFAS No. 142, when impairment indicators are present the Company is required to compare the fair value of the goodwill with the carrying value of the goodwill and recognize an impairment loss if the carrying value exceeds the fair value.  The Company determined that the sum of the expected undiscounted cash flows attributable to goodwill was greater than its carrying value and that an additional impairment write-down was not required. The Company believes that its market capitalization also provides certain evidence regarding the fair value of the enterprise.  However, due to a recent reverse stock split and the increased volatility of the Company’s stock price as a result, the Company believes that its market capitalization may not be an accurate indicator of the fair value of the enterprise as of September 30, 2002.  The Company’s stock price has been volatile in the past and the reverse stock split, effective September 16, 2002, exacerbated this volatility.  The Company will conduct a further impairment analysis in the quarter ending December 31, 2002 in accordance with FAS No. 142.  At that time, the Company will reevaluate its expected forecasted cash flows in relation to its market capitalization as an indicator of fair value of the enterprise. The potential impairment loss, if the Company’s market capitalization continues to be below the carrying value of goodwill for a sustained period, is up to the $179.8 million net book value of goodwill.

Under SFAS No. 142, intangible assets with finite lives that continue to be amortized should be reviewed for impairment in accordance with SFAS No. 144. An impairment assessment is required whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  During the quarter ended March 31, 2002, the Company identified indicators of possible impairment relating to the Technology Agreement with Covisint.  The impairment indicators included, but were not limited to, significant negative industry and economic trends, which resulted in a reduction of forecasted cash flows related to the Technology Agreement.

During the quarter ended March 31, 2002, the Company performed, with the assistance of independent valuation experts, an impairment test of the carrying value of the Technology Agreement to determine whether any impairment existed, in accordance with the provisions of SFAS No. 144.  The Company determined that the sum of the expected undiscounted cash flows attributable to the Technology Agreement was less than its carrying value and that an impairment write-down was required.  Accordingly, the Company calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life.  The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment write-down of $145.8 million in relation to the Technology Agreement and this amount was charged to cost of license fees during the quarter ended March 31, 2002.  During the quarter ended September 30, 2002, the Company identified impairment indicators, which included a continued decline in the technology sector of the economy, and performed an impairment test of the carrying value of the Technology Agreement to determine whether any further impairment existed.  The Company determined that the sum of the expected undiscounted cash flows attributable to the Technology Agreement was greater than its carrying value and that an additional impairment write-down was not required.

7. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company leases its principal office facilities under non-cancelable operating leases.  Future minimum payments under operating leases, net of any contracted third-party sub-lease rental income at September 30, 2002 are as follows (in thousands):

	Capital leases	Operating leases	Total
Three months ending December 31, 2002	$34	$7,009	$7,043
Year ended December 31,
2003	418	27,400	27,818
2004	—	26,824	26,824
2005	—	16,184	16,184
2006	—	8,562	8,562
Thereafter	—	26,321	26,321

Total estimated cash flows	452	$112,300	$112,752

Less imputed interest	(23)

Present value of net minimum lease payments	429

Less current portion	(225)

Long-term capital lease obligation	$204

Non-cancelable operating lease obligations include $41.4 million, which were accrued as restructuring costs as of September 30, 2002.

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

On April 19, 2002, plaintiffs’ lawyers for the consolidated lawsuits filed an amended complaint consisting of a set of “Master Allegations” (Master File No. 21 MC 92 (SAS)) and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants (01 Civ. 5575 SAS (CLP)).  The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder). The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001. On July 15, 2002, the issuer and individual defendants filed an omnibus motion to dismiss addressing issues generally applicable to the defendants as a group.  A decision on this motion is still pending as of the date of filing of this Form 10-Q.  On October 9, 2002, the district court entered an order dismissing all of the living Commerce One officers and directors from the case without prejudice.

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

8. TRANSACTIONS WITH SAP, COVISINT AND NTT SAP

Commerce One’s relationship with SAP has changed substantially over time and is continuing to change.  As a result of these changes, and changes in the marketplace, we expect that the revenues we derive from our relationship with SAP will decline substantially in the fourth quarter of 2002 compared to revenues from SAP over the prior three quarters, and we do not expect to receive significant revenues, if any, from SAP in the fourth quarter or thereafter.

Commerce One’s strategic relationship with SAP commenced on September 18, 2000, when the Company entered into a strategic alliance agreement with SAP AG and SAPMarkets (collectively, “SAP”) to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications.  This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party.  The amount of the royalty was generally based on a percentage of the total license fee paid by the customer.

SAP has historically made non-refundable royalty prepayments to Commerce One, which the Company has recorded as deferred revenue as payments are received.  As SAP incurs the obligation to pay royalties to Commerce One, these royalties are credited against this deferred revenue.  The deferred revenue balance at September 30, 2002 reflecting the balance of prior prepayments made by SAP totaled approximately $10.8 million.  When Commerce One licenses one of the jointly developed products to its customers, it pays a royalty to SAP in connection with the sale.  These royalty payments are recorded as a reduction of license or support revenue, as appropriate.

During 2001, Commerce One and SAP amended these agreements to provide for different rights to resell certain technology included in the jointly developed products and for varying royalty rates and maintenance fees depending on the particular product, category of customer and other factors.

Effective January 1, 2002, the Company amended its strategic alliance agreement with SAP to simplify its royalty payment provisions and to provide SAP with an unlimited right to resell the jointly developed products, in addition to a right to resell certain other Commerce One technology on an OEM basis, during the first three quarters of 2002 in return for an aggregate fee of approximately $20.7 million, comprised primarily of license fees, as well as associated maintenance and support.  These fees have been credited against SAP’s prior pre-payments to Commerce One, which have been recorded by Commerce One as deferred revenue, and the license fees have been recognized ratably over the three-quarter period ending September 30, 2002. The amendment provides that during this three-quarter period, Commerce One will pay SAP a royalty based upon a fixed percentage of the total license fee for jointly developed products sold by Commerce One. The amendment further provides that the royalty payments for such rights shall be renegotiated by the parties prior to September 30, 2002 and the agreement will default to the historical royalty structure in the event the parties fail to agree on a new payment schedule by that date.  As of the date of filing this Form 10-Q, Commerce One and SAP have not renegotiated the royalty payments, and we therefore expect that the parties will revert to the historical royalty structure.

SAP’s royalty payments to Commerce One have constituted a substantial portion of the Company’s revenues since the inception of the relationship, including during the nine months ended September 30, 2002 and 2001, and SAP has been instrumental in assisting the Company with selling the jointly developed products, MarketSet and Enterprise Buyer, to SAP’s customer base.  In these instances, SAP typically licenses the product to its customer and the sale is documented by an agreement between SAP and the customer.  Commerce One and SAP have taken this approach for a variety of reasons, including administrative efficiency, particularly where the customer had an existing license relationship with SAP.  Where this approach is used, Commerce One has recorded the royalty payment received from SAP in connection with the sale of the joint products as revenues received from SAP.

Commerce One and SAP have indicated that each intend to phase out the jointly developed Enterprise Buyer procurement products and replace such products with its own successor procurement products.  As a result, the Company anticipates that corresponding revenues received from SAP for the sale of such products will decline in the future as the parties’ shift their focus to their respective procurement products.  The Company further anticipates that revenues from the MarketSet product, primarily targeted at the e-marketplace sector, will decline over time as the Company shifts its focus to other enterprise applications.  Accordingly, and as a result of the expiration of the fixed fee arrangement referenced above, Commerce One does not anticipate that it will continue to generate significant revenues, if any, from SAP in the fourth quarter of 2002 or thereafter.

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

Covisint

During the nine months ended September 30, 2002 and 2001, the Company recognized revenues with Covisint, LLC (“Covisint”), a business-to-business e-marketplace for the procurement of goods and services by automakers, their suppliers and others.  The Company holds a two percent equity interest in Covisint and under the terms of a technology agreement with Covisint (“Technology Agreement”), the Company indirectly licenses software and professional services and software maintenance to Covisint in exchange for cash compensation and a share of Covisint’s e-marketplace revenue over a ten-year period.

NTT

During the nine months ended September 30, 2002 and 2001, the Company recognized revenue from transactions with NTT Corporation (“NTT”).  An executive of an NTT subsidiary serves on the Company’s Board of Directors.

Amounts included in the consolidated financial statements in connection with the transactions described above are as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Revenues:
SAP	$8,187	$13,766	$24,752	$63,634
Covisint	1,259	4,159	4,024	11,108
NTT	18	559	751	5,486
Total	$9,464	$18,484	$29,527	$80,228

9.              SUBSEQUENT EVENTS

Corporate Restructuring

In September 2002, management approved a restructuring plan and the Company announced on October 4, 2002 additional staff reductions, totaling approximately 350 employees. The reductions will impact all functional areas of the Company.  Following the completions of the restructuring, the Company will have approximately 700 employees.  The restructuring charges relating to this additional plan are estimated to be $17.0 million and will be recorded during the quarter ending December 31, 2002.

Notes Payable

In October 2002, the Company repaid its loan from Microsoft in the principal amount of $19.0 million.  The Microsoft loan bore interest at 7% per annum, payable quarterly, and was secured with a $19.0 million cash collateral account. On October 23, 2002, the Company executed an agreement with Silicon Valley Bank for a credit facility of up to $25.0 million.  The loan facility is due by November 29, 2005 and bears interest at a rate between one-half and three-quarters of a point below the Silicon Valley Bank’s prime rate (4.75% at the time of the filing of this Form 10-Q).  Because the loan will be secured by a cash collateral account in the amounts eventually drawn by Commerce One, the loan will not result in any net additional unencumbered cash to Commerce One.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include, but are not limited to, the following: the anticipated leadership of Commerce One as a provider of e-commerce solutions; the expected growth of our business and related matters; the development, planned release schedule and expected growth of a market for the Commerce One 6.0 Suite, including our Commerce One Conductor™  platform and other new products and solutions; the benefits of our product offering, including but not limited to statements regarding the ability of our products to provide efficiencies and cost savings associated with on-line purchasing and supplier management and through the establishment and/or use of on-line trading communities; whether our expected undiscounted cash flows or our market capitalization will be accurate indicators of the fair value of the enterprise and of our recorded goodwill; the ability of our applications and platform to integrate effectively with third party software applications; our ability to compete favorably with our competitors; the necessity of investing in product development for future success; the expectation that product development expenses will not increase substantially in future periods and that sales, marketing, and administrative expenses will decrease; the quarterly charges we expect to incur from amortizing short-lived intangible assets as a result of our acquisitions and in the event of future acquisitions; the potential benefits and/or gains associated with our restructuring efforts and divestitures; management’s belief that our available cash resources will be sufficient to finance our operations for the next twelve months; the outcome of certain litigation; and the effect of interest rate, foreign currency exchange rate and equity price fluctuations. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar words and phrases as they relate to Commerce One also identify forward-looking statements. Such statements reflect the current views and assumptions of Commerce One and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-Q, including those under the heading “Risk Factors.” Commerce One expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

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

In January 2002, we released our flagship offering for the enterprise market – the Commerce One 5.0TM suite.  The Commerce One 5.0 suite combines several different software applications that are designed to help companies reduce costs by streamlining their purchasing, sourcing and supplier-management processes.  The enterprise market is now the focus of our development and sales and marketing efforts.  We also continue to sell and support our e-marketplace products and are actively involved in the development of numerous on-line business to business exchanges.

We are working on the next generation of Commerce One electronic commerce solutions, the Commerce One 6.0™ Suite, which we plan to build on a web services platform.  We expect to release the Conductor™ platform, which forms the foundation for the 6.0 suite, in beta form in the fourth quarter of 2002.  The remainder of the applications in the Commerce One 6.0 suite are targeted for release in beta form in the quarter ending March 31, 2003.

Our worldwide headquarters are located at 4440 Rosewood Drive, Pleasanton, CA 94588. We can be reached at 925.520.6000 and info@commerceone.com.

Source of Revenues

We generate revenues from multiple sources. License fees are generated from licensing our software solutions to end-user organizations, third-party product distributors and resellers.  Services revenues are generated from professional consulting, software maintenance, application hosting, transaction and subscription fees, revenue-sharing arrangements with partners, and other related services. Revenues from transactions, subscription fees and revenue-sharing arrangements have not been a significant portion of total services revenues to date and are not expected to be significant in the future.

In 2001 and the first half of 2002, we downsized our Global Services division, which provides professional services to third parties, through reductions in force and divestitures.  Although consulting services remain a substantial portion of our revenues, these actions have contributed to a general decline in the overall revenues received from our consulting services in the past several quarters.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Our revenue recognition policies are consistent with Statement of Position 97-2, “Software Revenue Recognition,” as modified by Statement of Position 98-9.

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

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase, required to be completed by June 30, 2002, screens for impairment. The second phase (if necessary), required to be completed by December 31, 2002, measures the impairment.  We completed the first phase impairment analysis of goodwill during the first quarter of 2002 and found no instance of impairment of our recorded goodwill. Accordingly, the second testing phase, absent future indicators of impairment, is not necessary during 2002.

During the quarter ended September 30, 2002, we identified indicators of impairment related to our recorded goodwill, including the level of our market capitalization at below book value as of September 30, 2002, and a continued deterioration in the technology sector of the economy.  Under SFAS No. 142, when impairment indicators are present we are required to compare the fair value of the goodwill with the carrying value of the goodwill and recognize an impairment loss if the carrying value exceeds the fair value.  We determined that the sum of the expected undiscounted cash flows attributable to goodwill was greater than its carrying value and that an additional impairment write-down was not required. We believe that our market capitalization also provides certain evidence regarding the fair value of the enterprise.  However, due to a recent reverse stock split and the increased volatility of our stock price as a result, we believe that our market capitalization may not be an accurate indicator of the fair value of the enterprise as of September 30, 2002.  Our stock price has been volatile in the past and the reverse stock split, effective September 16, 2002, exacerbated this volatility.  We will conduct a further impairment analysis in the quarter ending December 31, 2002 in accordance with FAS No. 142.  At that time, we will reevaluate our expected forecasted cash flows in relation to our market capitalization as an indicator of fair value of the enterprise. The potential impairment loss, if our market capitalization continues to be below the carrying value of goodwill for a sustained period, is up to the $179.8 million net book value of goodwill.

Under SFAS No. 142, intangible assets with finite lives that continue to be amortized should be reviewed for impairment in accordance with SFAS 144. An impairment assessment is required whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  During the quarter ended March 31, 2002, we identified indicators of possible impairment relating to the technology agreement with Covisint (“Technology Agreement”), under which we indirectly licenses software and professional services and support and maintenance services to Covisint in exchange for cash compensation and a share of Covisint’s  e-marketplace revenue over a ten-year period.  The impairment indicators included, but were not limited to, significant negative industry and economic trends, which resulted in a reduction of forecasted cash flows related to the Technology Agreement.

During the quarter ended March 31, 2002, we performed, with the assistance of independent valuation experts, an impairment test of the carrying value of the Technology Agreement to determine whether any impairment existed, in accordance with the provisions of SFAS No. 144.  We determined that the sum of the expected undiscounted cash flows attributable to the Technology Agreement was less than its carrying value and that an impairment write-down was required.  Accordingly, we calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life.  The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment write-down of $145.8 million in relation to the Technology Agreement and this amount was charged to cost of license fees during the quarter ended March 31, 2002.  During the quarters ended June 30 and September 30, 2002, we identified impairment indicators, which included a continued decline in the technology sector of the economy, and performed an impairment test of the carrying value of the Technology Agreement to determine whether any further impairment existed.  In each case, we determined that the sum of the expected undiscounted cash flows attributable to the Technology Agreement was greater than its carrying value and that an additional impairment write-down was not required.

Relationship with SAP

Commercial Relationship and Revenues Resulting from Royalty Arrangements with SAP

Commerce One’s relationship with SAP has changed substantially over time and is continuing to change.  As a result of these changes, and changes in the marketplace, we expect that the revenues we derive from our relationship with SAP will decline substantially in the fourth quarter of 2002 compared to revenues from SAP over the prior three quarters, and we do not expect to receive significant revenues, if any, from SAP in the fourth quarter or thereafter.

Commerce One’s strategic relationship with SAP commenced on September 18, 2000, when we entered into a strategic alliance agreement with SAP AG and SAPMarkets (collectively, “SAP”) to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications.  This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party.  The amount of the royalty was generally based on a percentage of the total license fee paid by the customer.

SAP has historically made non-refundable royalty prepayments to us, which we have recorded as deferred revenue as payments are received.  As SAP incurs the obligation to pay royalties to us, these royalties are credited against this deferred revenue.  The deferred revenue balance at September 30, 2002, reflecting the balance of prior prepayments made by SAP, was approximately $10.8 million.  When we license one of the jointly developed products to our customers, we pay a royalty to SAP in connection with the sale.  These royalty payments are recorded as a reduction of license or support revenue, as appropriate.

During 2001, Commerce One and SAP amended these agreements to provide for different rights to resell certain technology included in the jointly developed products and for varying royalty rates and maintenance fees depending on the particular product, category of customer and other factors.

Effective January 1, 2002, we amended our strategic alliance agreement with SAP to simplify its royalty payment provisions and to provide SAP with an unlimited right to resell the jointly developed products, in addition to a right to resell certain other Commerce One technology on an OEM basis, during the first three quarters of 2002 in return for an aggregate fee of approximately $20.7 million, comprised primarily of license fees, as well as associated maintenance and support.  These fees have been credited against SAP’s prior pre-payments to Commerce One, which have been recorded by Commerce One as deferred revenue, and the license fees have been recognized ratably over the three-quarter period ending September 30, 2002. The amendment provides that during this three-quarter period, Commerce One will pay SAP a royalty based upon a fixed percentage of the total license fee for jointly developed products sold by Commerce One. The amendment further provides that the royalty payments for such rights shall be renegotiated by the parties prior to September 30, 2002 and the agreement will default to the historical royalty structure in the event the parties fail to agree on a new payment schedule by that date.  As of the date of filing this Form 10-Q, Commerce One and SAP have not renegotiated the royalty payments, and we therefore expect that the parties will revert to the historical royalty structure.

Revenues recorded as SAP’s license royalty payments to us have constituted a substantial portion of our revenues since the inception of the relationship, and represented approximately $19.5 million of our total license revenue of $24.1 million for the nine months ended September 30, 2002.  SAP has been instrumental in assisting us with selling our jointly developed products, MarketSet and Enterprise Buyer, to its customer base.  In these instances, SAP typically licenses the product to its customer and the sale is documented by an agreement between SAP and the customer.  Commerce One and SAP have taken this approach for a variety of reasons, including administrative efficiency, particularly where the customer had an existing license relationship with SAP.  Where this approach is used, we have recorded the royalty payment received from SAP in connection with the sale of our joint products as revenues received from SAP.

Commerce One and SAP have indicated that each of the parties intend to phase out the jointly developed Enterprise Buyer procurement products and replace such products with its own successor procurement products.  As a result, we anticipate that corresponding revenues received by Commerce One from SAP for the sale of such products will decline in the future as the parties’ shift their focus to their respective procurement products.  We further anticipate that revenues from the MarketSet product, primarily targeted at the e-marketplace sector, will decline over time as we shift our focus to our other enterprise applications.  Accordingly, and as a result of the expiration of the fixed fee arrangement referenced above, Commerce One does not anticipate that it will generate significant revenues, if any, from SAP in the fourth quarter of 2002 or thereafter.

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

Equity Relationship

At the time we entered into the strategic alliance agreement with SAP in 2000, we sold 505,954 shares of our common stock to SAP for an aggregate purchase price of approximately $250 million.

Subsequently, in 2001, we sold an additional 4,748,477 shares of our common stock to SAP for an aggregate purchase price of approximately $225 million.

In connection with our issuance of common stock to SAP, we entered into various agreements that restrict SAP’s ability to acquire more than 23% of our outstanding common stock or otherwise attempt to acquire control of Commerce One, restrict its transfer of the shares of common stock that it purchased from us and, in very limited ways, affect SAP’s ability to vote its shares of our common stock.  We also granted SAP certain rights to require us to register the resale of its shares of our common stock, certain pro rata rights to acquire additional shares of our common stock and the right to have a designee appointed to our board of directors or to send an observer to our board of directors meetings.  As of September 30, 2002, SAP has not exercised its right to have such a designee appointed, but has exercised its right to send an observer to our board of directors meetings.

As of September 30, 2002, through its purchases from us and on the open market, SAP owned approximately 20% of our outstanding common stock.

OTHER INFORMATION

Loans to Former Officers and Directors

In 2001, we guaranteed $3.5 million in loans to Dennis Jones, our then Vice Chairman and Chief Operating Officer.  These loans were used in connection with Mr. Jones’ purchase of a home and related personal property following his relocation to Northern California to join Commerce One.  At the time of Mr. Jones’ resignation from Commerce One in June 2002, Mr. Jones conveyed the home and related personal property to us and we assumed Mr. Jones’ obligation to repay the loans.  In connection with these transactions, and as a result of a decline in the value of Mr. Jones’ former home, we recorded a charge in general and administrative expenses of $977,000 during the second quarter of 2002.  During the quarter ended September 30, 2002, we recorded an additional charge in general and administrative expenses of $500,000 due to a continued deterioration in the value of the home.

RECENT EVENTS

Corporate Restructuring

On October 4, 2002, we announced further restructuring efforts, including additional planned staff reductions totaling approximately 350 employees. The reductions primarily were made from our administrative, engineering, marketing, services and sales staff.  Following the completions of the restructuring, we expect to have approximately 700 employees.  The restructuring charges relating to this additional plan are estimated to be $17.0 million and will be recorded during the quarter ending December 31, 2002.

Reverse Stock Split

On September 16, 2002, we implemented a one-for-ten reverse split of our issued and outstanding shares of common stock.  The reverse split was effective at 5:00 p.m. on September 16, 2002.  The reverse stock split reduced the number of shares of common stock outstanding from approximately 291,725,458 to 29,172,545.  The share numbers used throughout this Form 10-Q have been adjusted to reflect the reverse split.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenue

Total revenues for the three months ended September 30, 2002 decreased to approximately $26.4 million compared to $81.1 million for the three months ended September 30, 2001. For the three months ended September 30, 2002, other than related party revenues earned through transactions with SAP, which accounted for approximately 31% of our revenues, one customer accounted for more than 10% of revenue.  For the three months ended September 30, 2001, other than related party revenues earned through transactions with SAP, no customer accounted for more than 10% of revenue.

License revenues for the three months ended September 30, 2002 decreased to approximately $8.5 million compared to $16.7 million for the three months ended September 30, 2001.  The decrease in license revenues primarily resulted from fewer customer orders and smaller customer orders.  Revenues recorded as royalty payments from SAP have represented a substantial portion of our revenues since the inception of the relationship and constituted approximately $6.9 million of our license revenue for the three months ended September 30, 2002.  We do not anticipate that we will receive significant revenues, if any, through transactions with SAP in the fourth quarter of 2002 or thereafter.

Services revenues decreased to approximately $17.9 million for the three months ended September 30, 2002 compared to $64.4 million for the three months ended September 30, 2001. The decrease in services revenues primarily resulted from the downsizing of our Global Services division through reductions in force and divestitures.  These reductions, which were made to further enable us to focus on our core product offerings, were completed during the fourth quarter of 2001 and the first quarter of 2002.

Cost of Revenues

Cost of revenues, consisting of cost of services and cost of licenses, was approximately $17.3 million for the three months ended September 30, 2002 compared to $57.9 million for the three months ended September 30, 2001.

Cost of license fees for the three months ended September 30, 2002 was $2.3 million compared to $10.0 million for the three months ended September 30, 2001.   Cost of license fees primarily consist of amortization relating to the cost of the Technology Agreement as well as royalties due to third parties, software media and duplication costs and software documentation costs.  Amortization of the cost of the Technology Agreement was $1.6 million and $5.8 million for the three months ended September 30, 2002 and 2001, respectively.

Cost of services, which primarily consists of consulting, customer support and training costs, was $15.1 million compared to $47.9 million for the three months ended September 30, 2002 and 2001, respectively. The decrease in cost of services resulted primarily from the divestiture and closure of a number of professional service operations no longer directly related to the Company’s core product offering.  These divestitures and closures occurred in the fourth quarter of 2001 and the first quarter of 2002.  The number of employees engaged in professional service activity decreased to approximately 280 at September 30, 2002 from approximately 1,190 at September 30, 2001.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $19.2 million and $38.1 million for the three months ended September 30, 2002 and 2001, respectively. The decrease was primarily attributable to decreased headcount, commissions, and an overall decline in sales and marketing related activity. The number of employees engaged in sales and marketing decreased to approximately 220 at September 30, 2002 from approximately 500 at September 30, 2001.

Product Development Expenses

Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $18.0 million and $30.8 million for the three months ended September 30, 2002 and 2001, respectively. The decrease in product development expenses was primarily attributable to decreased personnel as well as lower consulting-related expenses to support development of our products. The number of employees engaged in product development decreased to approximately 430 at September 30, 2002 from approximately 660 at September 30, 2001.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and related costs for executive, administrative and finance personnel. General and administrative expenses were approximately $4.6 million and $24.4 million for the three months ended September 30, 2002 and 2001, respectively. The decrease resulted primarily from an overall decrease in the average number of general and administrative personnel employed during the period. The number of employees engaged in general and administrative functions decreased to approximately 130 at September 30, 2002 from approximately 500 at September 30, 2001.

Stock Compensation

Stock compensation totaled approximately $11.6 million and $25.5 million in the three months ended September 30, 2002 and 2001, respectively. The decrease was primarily attributable to the decrease in stock compensation related to certain employee stock options assumed in our acquisition of AppNet, which decreased to $9.9 million for the three months ended September 30, 2002 from $22.3 million for the three months ended September 30, 2001.  The decrease related to these employee stock options resulted from the continued vesting of these stock options over time and the cancellation of certain of these stock options as employees have left Commerce One.  Deferred stock compensation is being amortized over the three to four year vesting period of the related options using a graded vesting method that results in the majority of the related expense being taken early in the term of the stock option. The expense related to restricted stock grants is being amortized over the two-year vesting period on a straight-line basis.

Amortization of Intangible Assets

Amortization of intangible assets was $2.9 million for the three months ended September 30, 2002 compared to $23.6 million for the three months ended September 30, 2001. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by Commerce One as of January 1, 2002, goodwill is no longer amortized, but instead will be periodically assessed for any indication of impairment.  This has resulted in a significant decrease in amortization expense.  Amortization of goodwill was $16.4 million for the three months ended September 30, 2001.  Other identified intangible assets with finite lives continue to be amortized.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenue

Total revenues for the nine months ended September 30, 2002 decreased to approximately $86.0 million compared to $352.6 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, other than related party revenues earned through transactions with SAP, which accounted for approximately 29% of our revenues, one customer accounted for more than 10% of revenue.   For the nine months ended September 30, 2001, other than related party revenues earned through transactions with SAP, no customer accounted for more than 10% of revenue.

License revenues for the nine months ended September 30, 2002 decreased to approximately $24.1 million compared to $115.9 million for the nine months ended September 30, 2001. The decrease in license revenues primarily resulted from a significant slowdown in technology spending coupled with a general economic downturn, resulting in fewer and smaller customer orders and longer sales cycles.  Revenues recorded as royalty payments from SAP have represented a substantial portion of our revenues since the inception of the relationship and constituted approximately $19.5 million of our license revenue for the nine months ended September 30, 2002.  We do not anticipate that we will continue to generate significant revenues, if any, from transactions with SAP in the fourth quarter of 2002 or thereafter.

Services revenues decreased to approximately $61.9 million for the nine months ended September 30, 2002 compared to $236.7 million for the nine months ended September 30, 2001. The decrease in services revenues primarily resulted from the downsizing of our Global Services division through reductions in force and divestitures.  These reductions, which were made to further enable us to focus on our core product offerings, were completed during the fourth quarter of 2001 and the first quarter of 2002.

Cost of Revenues

Cost of revenues, consisting of cost of services and cost of licenses, was approximately $213.4 million for the nine months ended September 30, 2002 compared to $841.8 million for the nine months ended September 30, 2001.

Cost of license fees for the nine months ended September 30, 2002 was $156.9 million compared to $650.3 million for the nine months ended September 30, 2001.   Cost of license fees includes royalties due to third parties, software media and duplication costs, software documentation costs and amortization and impairment charges relating to the cost of the technology agreement with Covisint. During the second quarter of 2001, the company recorded an impairment charge of $592.3 million on its cost of the technology agreement with Covisint.  Subsequently, during the first quarter of 2002 an additional impairment charge was required of approximately $145.8 million. The decrease in cost of license fees resulted primarily from the difference in amounts of these impairment charges of approximately $446.5 million and a $40.5 million decrease in amortization of the Covisint Technology Agreement.

Cost of services was $56.6 million compared to $191.5 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cost of services resulted primarily from the divestiture and closure of a number of professional service operations no longer directly related to the Company’s core product offering.  These divestitures and closures occurred in the fourth quarter of 2001 and the first quarter of 2002.  The number of employees engaged in professional service activity decreased to approximately 280 at September 30, 2002 from approximately 1,190 at September 30, 2001.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $68.3 million and $151.9 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease was primarily attributable to decreased headcount, commissions, and an overall decline in sales and marketing related activity. The number of employees engaged in sales and marketing decreased to approximately 220 at September 30, 2002 from approximately 500 at September 30, 2001.

Product Development Expenses

Product development expenses were approximately $62.3 million and $89.4 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in product development expenses was primarily attributable to decreased personnel employed during this period as well as lower consulting-related expenses to support development of our products. The number of employees engaged in product development decreased to approximately 430 at September 30, 2002 from approximately 660 at September 30, 2001.

General and Administrative Expenses

General and administrative expenses were approximately $22.7 million and $97.2 million for the nine months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2001, we recorded bad debt expenses of $22.8 million.  The remaining decrease resulted primarily from an overall decrease in the average number of general and administrative personnel employed during the period. The number of employees engaged in general and administrative functions decreased to approximately 130 at September 30, 2002 from approximately 500 at September 30, 2001.

Stock Compensation

Stock compensation totaled approximately $35.5 million and $74.6 million in the nine months ended September 30, 2002 and 2001, respectively. The decrease was primarily attributable to the decrease in stock compensation related to certain employee stock options assumed in our acquisition of AppNet, which decreased to $29.7 million for the nine months ending September 30, 2002 from $66.8 million for the nine months ending September 30, 2001.

Restructuring Costs and Other

In April 2002, we announced additional staff reductions aimed at reducing operating expenses and focusing on core product initiatives.  The staff reduction included approximately 500 employees who were notified on April 16, 2002.  The reductions primarily were made from our administrative, engineering, marketing and sales staff.  The restructuring charges relating to this additional plan were estimated at $15.9 million and were recorded during the quarter ended June 30, 2002.

Amortization of Intangible Assets

Amortization of intangible assets was $9.0 million for the nine months ended September 30, 2002 compared to $310.9 million for the nine months ended September 30, 2001. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by Commerce One as of January 1, 2002, goodwill is no longer amortized, but instead will be periodically assessed for any indication of impairment.  This has resulted in a significant decrease in amortization expense.  Amortization of goodwill was $288.8 million for the nine months ended September 30, 2001.  Other identified intangible assets with finite lives continue to be amortized.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities totaled approximately $185.6 million for the nine months ended September 30, 2002 compared to approximately $212.0 million in the nine months ended September 30, 2001.  Cash used in operating activities for the nine months ended September 30, 2002 resulted primarily from the net loss, adjusted for non-cash items including depreciation, amortization, and impairment charges, and a decrease in liabilities and deferred revenue which was partially offset by a decrease in accounts receivable.  Additionally the increase in restricted investments caused a decrease in the cash balance.  Net cash used in operating activities for the nine months ended September 30, 2001 resulted primarily from the net loss, decrease in accrued compensation and related expenses, and the decrease in deferred revenue, adjusted for non-cash items including depreciation, amortization and impairment charges, and partially offset by a decrease in accounts receivable.

Net cash provided by investing activities totaled approximately $100.0 million for the nine months ended September 30, 2002 compared to cash used by investing activities of approximately $21.9 million for the nine months ended September 30, 2001.  The cash provided in the current period resulted primarily from the maturity of short-term investments (net of purchases) and proceeds from divestitures partially offset by net purchases of property and equipment.  Net cash provided by investing activities during the nine months ended September 30, 2001 resulted primarily from the maturity of short term investments (net of purchases) partially offset by the purchase of property and equipment and additional costs of the Technology Agreement.

Net cash provided by financing activities totaled approximately $4.6 million for the nine months ended September 30, 2002 compared to approximately $253.9 million for the nine months ended September 30, 2001.  The cash provided in the nine months ended September 30, 2002 resulted primarily from the issuance of common stock upon the exercise of employee stock options and shares issued through the employee stock purchase plan.  The cash provided in the nine months ended September 30, 2001 resulted primarily from proceeds from notes payable and, to a lesser extent, from the issuance of common stock upon the exercise of employee stock options and shares issued through the employee stock purchase plan.

We have historically satisfied our cash requirements primarily through issuances of equity securities.  As of September 30, 2002, our principal sources of liquidity included approximately $148.0 million of cash, cash equivalents and short term investments.  Of this amount, $35.2 million collateralized certain obligations related to a loan, operating lease agreements, potential workers’ compensation claims, and a guarantee of a personal home mortgage for a former executive officer.

In October 2002, we repaid our loan from Microsoft in the principal amount of $19.0 million.  The Microsoft loan bore interest at 7% per annum, payable quarterly, and was secured with a $19.0 million cash collateral account. On October 23, 2002, we executed an agreement with Silicon Valley Bank for a credit facility of up to $25.0 million.  The loan facility is due by November 29, 2005 and bears interest at a rate between one-half and three-quarters of a point below the Silicon Valley Bank’s prime rate (4.75% at the time of the filing of this Form 10-Q).  Because the loan will be secured by a cash collateral account in the amounts eventually drawn by Commerce One, the loan will not result in any net additional unencumbered cash to Commerce One.

The following summarized our contractual obligations as of September 30, 2002 (including the Microsoft loan, which was outstanding on that date but has now been repaid, but excluding any amounts to be drawn down under the Silicon Valley Bank Facility) and the effects such obligations are expected to have on our liquidity and cash flows in certain future periods after September 30, 2002 (in thousands):

	Total	Less than one year	1 to 3 years	4 years and thereafter
Non-cancelable operating lease obligations	$112,300	$27,750	$56,210	$28,340
Microsoft loan	19,000	19,000	—	—
Total	$131,300	$46,750	$56,210	$28,340

Non-cancelable operating lease obligations include $41.4 million, which were accrued as restructuring costs as of September 30, 2002 and are payable through 2011.  We are currently involved in negotiations regarding several of our operating leases as part of our restructuring efforts.  These negotiations may result in a variety of outcomes, including potential settlements involving cash payments that are larger than the rent for the current period, renegotiation of the terms of the lease or other alternatives that may impact our cash outlays or otherwise change these lease obligations.

We believe that our available cash resources will be sufficient to finance our presently anticipated operating losses and working capital expenditure requirements for the next twelve months.  If our revenues do not increase or our expenses do not decrease significantly, however, we may need to seek additional debt or equity financing prior to that time to continue our operations.  Our future liquidity and capital requirements will depend upon numerous factors including our future revenues and expenses, growth or contraction of operations and general economic pressures.  If we require additional capital resources, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. The forecasts of the periods of time through which our financial resources will be adequate to support our operations are forward-looking statements that involves risks and uncertainties, and actual results could vary materially as a result of the factors described above and below.

RISK FACTORS

We have a limited operating history and a history of losses.

We incurred net losses of $2,584.1 million, $344.9 million and $63.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. We also incurred a loss of $338.7 million for the nine months ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of $3,370.3 million. We will need to generate significant additional revenues to avoid losses in the future.  If we do not decrease our losses in the future, our business may suffer in a number of ways, including increased difficulties in obtaining additional capital, selling our products and services (since nearly all customers require future support) and funding our continued operations.

If we continue to use substantial amounts of cash, we may not be able to fund our continuing operations or meet our future capital requirements.

Because our business operations currently use more cash than is generated, the cash used each quarter substantially reduces the cash available to fund our continuing operations and future capital requirements.  We may face cash outlays that are larger than expected or higher for certain purposes than in previous quarters.  As of September 30, 2002, we had approximately $148.0 million in cash and cash equivalents, restricted investments, and short term investments.  Of this amount, $112.7 million represents unrestricted cash.  If we encounter unexpected expenses, unexpected revenue declines, or other unplanned circumstances, we may need to seek additional capital to fund our operations.  The current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding.  If we do not achieve positive cash flow from our operations and future financing is not available, or is not available on acceptable terms, we may not be able to fund our continuing operations.

Our revenues are volatile and difficult to predict.

Our revenues and operating results are difficult to forecast and may fluctuate substantially from quarter to quarter due to a number of factors, including the following:

•             a significant portion of our license revenues historically have been derived from royalty payments earned through our strategic alliance with SAP; we expect these royalties to decline substantially in the fourth quarter and thereafter;

•             we expect that a significant portion of our license revenues will be derived from the sale of new and unproven products;

•             a significant portion of our revenues has in the past been derived from a small number of relatively large license sales that typically completed during the last few weeks of the quarter;

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

If our revenues fall below our expectations, our business operating results and financial condition are likely to be harmed significantly.

The current downturn in general economic conditions may continue to decrease our revenues.

The current downturn and uncertainty in general economic and market conditions have decreased and may continue to decrease demand for our products and services. If the current economic downturn continues or worsens, our business, financial condition and results of operations could be seriously harmed.  In addition, the September 11, 2001 terrorist attacks in the United States, the subsequent and potential future U.S. military operations, and potential related events may adversely affect our business.  This uncertainty could further decrease demand for our products and services and make it more difficult for us to raise debt or equity financing in the future. These outcomes, and other unforeseen and negative outcomes of these world events, would adversely affect our revenues, results of operations and financial condition.

If we do not sell our Commerce One 5.0 and 6.0 solutions, our growth and revenues will be limited.

Our business model has shifted to focus increasingly on enterprise software solutions (i.e., sales to companies for their own internal use) in addition to our historical focus on e-marketplaces.  We face significant uncertainties that may affect our ability to sell our current Commerce One 5.0 solution and other products and our Commerce One 6.0 solution, the first part of which is planned for release in beta form in the fourth quarter of 2002. These uncertainties include the level of demand for this relatively new product category, the demand for or acceptance of our new products in particular, the ability of our products to satisfy our customers or compete favorably with those of our competitors, and the fact that businesses that have made substantial investment in our competitors’ enterprise solutions may be reluctant to replace their current solution and adopt our solution. To date, revenues from sales of the Commerce One 5.0 solution, introduced in January 2002, have represented a relatively small percentage of our license revenues and we have continued to experience long sales cycles.  If we do not sell significant numbers of our enterprise solutions, particularly Commerce One 5.0 and our new Commerce One 6.0 solution, our revenues, and hence our business, will suffer.

We expect revenues derived from our SAP relationship to decline, and if our relationship with SAP is unsuccessful, changes significantly or is terminated, our revenues may suffer further.

In 2000, we entered into a strategic alliance agreement with SAP to jointly develop, market and sell e-commerce software products.  A substantial portion of our license revenues in 2000, 2001 and 2002 has been derived from this relationship. Our relationship with SAP has changed substantially over time and is continuing to change.  As a result of these changes, and changes in the marketplace, we expect that the revenues we derive from our relationship with SAP will decline substantially in the fourth quarter of 2002 compared to revenues from SAP over the prior three quarters and we do not expect to receive significant revenues, if any, from SAP in the fourth quarter of 2002 or thereafter.  We cannot assure you that we will receive any other benefits from our relationship with SAP in the future or that our commercial relationship with SAP will not terminate in the future.

Delays in shipment or development schedules of Commerce One solutions or products may result in delay or loss of revenue.

Delays in shipping Commerce One products and solutions may result in client dissatisfaction and delay, or loss of product revenues. We cannot be certain of our ability to ship our products and solutions in a timely manner or to continue shipping them.  Delays may result from a number of factors, including extended product-development cycles and product defects.  For example, we currently expect to release our new Commerce One Conductor™ platform, part of our planned 6.0 suite, in beta form in the fourth quarter of 2002.  If we experience product development delays or unanticipated problems with the Conductor product that extend the planned release schedule, our business may be harmed.  In addition, products as complex as ours often contain unknown and undetected errors or performance problems.  These defects are frequently found during the period immediately following the introduction and initial shipment of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before shipment to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation. If we are unable, for technological or other reasons, to ship new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed.

Our restructuring initiatives may not achieve our desired results and could result in business distractions that could harm our business.

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

Because the market for business-to-business e-commerce solutions is extremely competitive, we may suffer a loss of business and a reduction in the prices we can charge for our products and services. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. There are relatively low barriers to entry in the e-commerce market, and competition from other established and emerging companies may develop in the future. In addition, our customers and partners may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could harm our business, operating results or financial condition. Our competitors include Ariba, Freemarkets, i2, Oracle, PeopleSoft, SAP, VerticalNet and WebMethods, among others. Our Global Services division competes against many consulting companies, including many of our integration partners.  Certain of these competitors jointly offer business-to-business e-commerce solutions to potential customers. These joint efforts could intensify the competitive pressure in our market. Many of our competitors, and new potential competitors may have a longer operating history, more experience developing Internet-based software and end-to-end purchasing solutions, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than we have. In addition, competitors may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services. The business-to-business e-commerce solutions offered by competitors may be perceived by buyers and suppliers as superior to ours. Some of the companies with whom we have strategic relationships, such as SAP, compete with us in certain areas and are expected to continue to compete with us.

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

Our gross margins may decline.

In most cases, our license revenues have a higher gross margin percent than our services revenues.  Thus, to the extent services revenues increase as a percentage of our total revenues, our overall gross margin will likely decline. If we are not successful in increasing revenues from license fees, or we are not successful in increasing the gross margin of our services fees, our overall gross margins will suffer. For example, as of the quarter ended September 30, 2002, substantially all of our license revenues were generated through an agreement with SAP relating to our jointly developed products.  We do not expect to generate additional license fees from SAP in the fourth quarter of 2002 or thereafter.  If we are not able to generate significant license fees from other sources, our gross margins will suffer. Our expenses related to the cost of licenses sold are relatively fixed in the near term, and if our license revenues continue to decline any further, such a decline would have a disproportionately adverse impact on our gross margins reported in the near term.

Our executive officers and certain key personnel are critical to our business and these officers and key personnel may not remain with us in the future.

Our future success depends upon the continued service of our executive officers and other key personnel, and none of our current executive officers are bound by an employment agreement for any specific term. Any of our officers may leave our organization in the future. In particular, the services of Mark Hoffman, our Chairman of the Board, Chief Executive Officer and President would be difficult to replace.  If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition may be seriously harmed.

We face credit risks because of the concentration and nature of some of our customers.

Some of our customers are small emerging growth companies with limited credit operating histories that are operating at a loss and have limited access to capital.  With the significant downturn in the economy and uncertainty relating to the prospects for near-term economic growth, some of these customers may represent a credit risk.  In addition, a small number of our customers account for a significant amount of our accounts receivable.  At September 30, 2002, two customers accounted for 10% and 15%, respectively, of our gross accounts receivable balance.  At December 31, 2001, two customers accounted for 13% and 12%, respectively, of our gross accounts receivable balance.  If our customers experience financial difficulties, we may have difficulty collecting on our accounts receivable and our cash position would suffer.

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

•             failure by industry participants to adopt and use these e-marketplaces; and

•             difficulties in the hiring and retention of skilled management for these e-marketplaces.

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

Managing operations in a changing environment could strain our management and other resources.

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

As part of our business strategy, we have made and expect to continue making acquisitions of businesses that offer complementary products, services and technologies.  We have limited experience with business acquisitions, and may not acquire such businesses on favorable terms or be able to integrate such organizations into our business successfully. For example, we recently engaged in divestures of certain business units acquired in the AppNet acquisition that were not integrated into our overall strategy of developing and implementing our core products. Our acquisitions are subject to the risks commonly encountered in acquisitions of businesses, including, among other things, difficulty in integrating operations and personnel, and the difficulty in integrating technology and services into our product and service offerings.

Further, our acquisitions and investments may have negative financial consequences.  For example, in the second quarter of 2001 we recognized a substantial impairment of goodwill and other intangible assets related to our acquisitions of AppNet and CommerceBid. In the first quarter of 2002, we recognized impairment related to the value of the Technology Agreement with Covisint.  We may recognize additional impairments in the future.  Relevant risks include:

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

•             expected changes in regulatory requirements and tariffs;

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

Product liability claims or other claims regarding the performance of our products or the nature of our services may be harmful to our reputation and business.

We may be subject to product liability claims or other claims regarding the performance of our products, even though our license agreements typically seek to limit our exposure to such claims, because the contract provisions of our license agreements may not be sufficient to preclude all potential claims. Similarly, we design, develop, implement and manage e-commerce solutions that are often crucial to the operation of our clients’ businesses. Clients who are not satisfied with these services could bring claims against us for substantial damages. Additionally, our general liability insurance may be inadequate to protect us from all liabilities that we may face. The successful assertion of one or more large claims that are uninsured, exceed insurance coverage or result in changes to insurance policies, including premium increases, could have a material adverse effect on our business, financial condition or results of operations. We could be required to spend significant time and money litigating these claims, or where necessary, to pay significant damages.  Such claims could also result in lost revenues, adverse publicity and negative customer reaction.  As a result, any claim, whether successful or not, could harm our reputation, operating results, financial condition and ultimately our business.

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

Our participation in organizations creating web services standards entails certain risks to our intellectual property.

We participate in a number of organizations for the purpose of establishing standards in the evolving web services area.  While we believe that our participation benefits Commerce One by allowing us to influence standards in a way that is favorable for our technology, our participation also presents certain risks to the intellectual property rights in our technology.  These risks include but are not limited to the fact that these organizations generally require participating companies to reveal certain aspects of their intellectual property and to provide a limited grant of intellectual property rights to other participating companies.  Such requirements can increase the risk of potential infringement on our intellectual property rights in our technology.

Security risks of e-commerce may deter future use of our products and services.

A fundamental requirement to conduct business-to-business e-commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of e-marketplaces, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may not be sufficient to prevent a compromise or breach of the algorithms we use to protect content and transactions on e-marketplaces or proprietary information in our databases. In addition to our own security systems, we rely on encryption and authentication technology licenses from third parties. Unauthorized access, computer viruses, or the accidental or intentional acts of Internet users, current and former employees or others could jeopardize the security of confidential information and create delays or interruptions in our services or operations, including our hosting services. We have in the past been impacted by global computer viruses, and have incurred costs to resolve such viruses.  In the future, we may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. In addition, such disruptions or breaches in security could result in liability and in the loss of existing clients or the deterrence of potential clients or transactions.

We may not have adequate back-up systems, and a disaster could damage our operations.

We do not have fully redundant systems for service at an alternate site. A disaster could severely harm our business because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems in our principal facilities in Pleasanton and Cupertino, California, which exist on or near known earthquake fault zones. We also depend upon third parties to host most  e-marketplaces and some of these third parties are also located in the same earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. In addition, our facilities in California could be subject to electrical blackouts if California faces another power shortage similar to that of 2001.  Although we do have a backup generator, which  would  maintain critical operations, this generator could fail. Furthermore, blackouts could disrupt the operations of our affected facilities.  Disruptions in our internal business operations, Commerce One.net, or any of our hosted facilities could harm our business by resulting in delays, disruption of our customers’ business, loss of data, and loss of customer confidence.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in “Risk Factors” on page 23.

INTEREST RATE RISK

As of September 30, 2002, we had cash and cash equivalents, restricted investments, and short term investments of approximately $148.0 million. These investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at September 30, 2002 would cause the fair market value of our cash and cash equivalents to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

Our credit facility of up to $25.0 million with Silicon Valley Bank bears interest at a floating rate, adjusted quarterly, between one-half and three-quarters of a percent below the bank’s prime rate (4.75% at the time of the filing of this Form 10-Q).  A hypothetical increase or decrease in the bank’s prime rate by 10 percent from the bank’s prime rate at September 30, 2002 would cause our interest payments on the full facility to increase or decrease approximately $119,000 per year for up to the approximately three-year term of the loan.

FOREIGN CURRENCY EXCHANGE RATE RISK

Substantially all of our revenues recognized to date have been denominated in U.S. dollars, a significant portion of which has been realized outside of the United States. To the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future. A hypothetical increase or decrease in foreign currency exchange rates by 10 percent from the foreign currency exchange rates at September  30, 2002 would not have a material impact on our operational results.

EQUITY PRICE RISK

We do not own any material equity investments. Therefore, we believe we are not currently exposed to any direct equity price risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Within 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us and our subsidiaries required to be included in our periodic SEC filings.

(b) Changes in Internal Controls.  There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

On April 19, 2002, plaintiffs’ lawyers for the consolidated lawsuits filed an amended complaint consisting of a set of “Master Allegations” (Master File No. 21 MC 92 (SAS)) and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants (01 Civ. 5575 SAS (CLP)).  The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder). The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001. On July 15, 2002, the issuer and individual defendants filed an omnibus motion to dismiss addressing issues generally applicable to the defendants as a group.  A decision on this motion is still pending as of the date of filing of this Form 10-Q.  On October 9, 2002, the district court entered an order dismissing all of the living Commerce One officers and directors from the case without prejudice.

From time to time we are involved in other disputes and litigation in the normal course of business.

We believe that we have meritorious defenses to these lawsuits and will defend ourselves vigorously. We do not believe that the outcome of any of these disputes or litigation will have a material effect on our financial condition or results of operations. However, an unfavorable outcome of some or all of these matters could have a material effect on our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 16, 2002, Commerce One implemented a one-for-ten reverse split of our issued and outstanding shares of common stock.  The reverse stock split reduced the number of shares of common stock outstanding from approximately 291,725,458 to 29,172,545.  The share numbers used throughout this Form 10-Q have been adjusted to reflect the reverse split.

No fractional shares were issued in connection with the reverse split.  A holder of record of our common stock who would have otherwise been entitled to a fraction of a share received instead a cash payment.  The amount of the case payment was equal to the fraction to which the stockholder would otherwise be entitled multiplied by the net per share proceeds received by Commerce One upon the sale of a number of shares of its common stock equal to the aggregate of the fractional shares that otherwise would have otherwise been issued as a result to the reverse split.

During September 2002, we aggregated and sold a total of 505 shares of our common stock in connection with the reverse split, for total proceeds of $1,470.56.  All of these proceeds have been or are being remitted to the stockholders who would have otherwise received fractional shares in connection with the reverse split.  The sale of these shares of common stock was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Rule 236 thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of the stockholders of Commerce One, Inc. was held on September 6, 2002.  At the Special Meeting, the stockholders approved an amendment to the Restated Certificate of Incorporation to effect a 1-for-10 reverse stock split of Commerce One’s outstanding shares of common stock.  The results of the voting were as follows:

Votes For	228,853,952
Votes Against	2,893,191
Abstentions	119,879

There were no broker non-votes with respect to any matters voted on at the meeting.

ITEM 5. OTHER INFORMATION

Stockholders may present proposals for action at future meetings of stockholders only if they comply with the proxy rules established by the Securities and Exchange Commission, applicable Delaware law and our Certificate of Incorporation and Bylaws.  Our bylaws provide, among other things, that stockholder proposals to be presented at our 2003 Annual Meeting of Stockholders must be delivered to the our secretary at our principal executive offices not later than January 3, 2003.  If, however, the  date of the annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after the anniversary of the 2002 Annual Meeting of Stockholders (May 29, 2003), notice by the stockholder must be delivered not later than the close of business on the later of (1) the 120th day prior to such annual meeting or (2) the 10th day following the day on which public announcement of the date of such meeting is first made. These requirements are separate from, and in addition to, the requirements that a stockholder must meet in order to have a stockholder proposal included in our proxy statement under Rule 14a-8 of the Securities Exchange Act of 1934, as amended.

Non-Audit Services

In addition to audit services, the Company’s auditors, Ernst & Young LLP, provided the following non-audit services to Commerce One: tax related consultation and tax preparation.  The audit committee of Commerce One’s board of directors has reviewed and approved Ernst & Young’s engagement to provide these non-audit services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Commerce One, Inc.
3.2(2)	Certificate of Amendment, dated September 16, 2002, to Certificate of Incorporation.
3.3(3)	Amended and Restated Bylaws of Commerce One, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)

Amended and Restated Preferred Stock Rights Agreement, dated as of July 11, 2001, between Commerce One, Inc., New Commerce One Holding, Inc. and Fleet National Bank including the form of Rights Certificate and the Rights attached thereto as Exhibits B and C, respectively.

10.1	Loan and Security Agreement, dated October 23, 2002, between Silicon Valley Bank and Commerce One Operations, Inc.
99.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act

(1)	Incorporated by reference to Commerce One’s Form 8-A (File No. 000-32979) filed on July 11, 2001
(2)	Incorporated by reference to Commerce One’s Form 8-K (File No. 000-32979) filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One’s Form 10-Q (File No. 000-32979) filed on August 14, 2002.

(b) Reports on Form 8-K filed during the quarter ending September 30, 2002.

Form	Filing Date	Event Reported
8-K	9/19/2002

A report on Form 8-K (item 5) filed by Commerce One, Inc. that included as an exhibit the Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, effecting the 1-for-10 reverse stock split of Commerce One’s outstanding common stock on September 16, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ONE, INC. (Registrant)
Dated: November 14, 2002	By:	Charles D. Boynton Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 14, 2002	By:	Mark B. Hoffman Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

CERTIFICATIONS

I, Mark B. Hoffman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commerce One, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Mark B. Hoffman
Mark B. Hoffman
Chief Executive Officer

I, Charles R. Boyton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commerce One, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Charles D. Boynton
Charles D. Boynton
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Commerce One, Inc.
3.2(2)	Certificate of Amendment, dated September 16, 2002, to Certificate of Incorporation.
3.3(3)	Amended and Restated Bylaws of Commerce One, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)

Amended and Restated Preferred Stock Rights Agreement, dated as of July 11, 2001, between Commerce One, Inc., New Commerce One Holding, Inc. and Fleet National Bank including the form of Rights Certificate and the Rights attached thereto as Exhibits B and C, respectively.

10.1	Loan and Security Agreement, dated October 23, 2002, between Silicon Valley Bank and Commerce One Operations, Inc.
99.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act

(1)	Incorporated by reference to Commerce One’s Form 8-A (File No. 000-32979) filed on July 11, 2001
(2)	Incorporated by reference to Commerce One’s Form 8-K (File No. 000-32979) filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One’s Form 10-Q (File No. 000-32979) filed on August 14, 2002.