Form 10-K
period 2002-12-31
COMMERCE ONE INC / DE/
filed 2003-03-31
CIK 1131806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
Common Stock, $0.001 par value (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2002 was $86,865,000 based upon the last sales price reported for such date on The Nasdaq Stock Market’s National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of March 3, 2002, there were 29,276,716 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant’s Annual Meeting of Stockholders to be held on May 28, 2003.

COMMERCE ONE, INC.

ANNUAL REPORT ON FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements.  These forward-looking statements include, but are not limited to, the following: the anticipated leadership of Commerce One as a provider of web services solutions; management’s belief that our available cash resources will be sufficient to finance our expected operating losses and working capital requirements through the 2003 calendar year; the expected decrease in cash expenditures as a result of, among other things, our expense reduction efforts; our ability to reduce expenses adequately to allow us to have sufficient cash to finance our expected operating losses and working capital requirements through the 2003 calendar year; the expected growth of our business and related matters; the development and expected growth of a market for the Commerce One Conductor™  platform and other new products and solutions; the benefits of our product offering, including but not limited to statements regarding the ability of our products to provide efficiencies and cost savings associated with automating business processes; the ability of our Commerce One Conductor platform to integrate effectively with third party software applications; our ability to compete favorably with our competitors; the necessity of investing in product development for future success; the expectation that product development, sales, marketing, and administrative expenses will decrease in future periods; the potential benefits and/or gains associated with our restructuring efforts and divestitures; the potential benefits associated with outsourcing certain development work related to our products; the expected outcome of certain litigation and other disputes, including without limitation those related to our real estate obligations; the extent and timing of our expected restructuring charges; the expected impact of various accounting rules and pronouncements; whether we file additional patent applications; and the effect of interest rate, foreign currency exchange rate and equity price fluctuations. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar words and phrases as they relate to Commerce One also identify forward-looking statements. Such statements reflect the current views and assumptions of Commerce One and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-K, including those under the heading “Risk Factors.” Commerce One expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Commerce One, Inc., together with Commerce One Operations, Inc and their wholly-owed subsidiaries, is hereinafter sometimes referred to as “the Registrant,” “the Company,” “Commerce One,” “we” and “us.”

ITEM 1.                        DESCRIPTION OF BUSINESS

OVERVIEW

Commerce One is a technology company that specializes in software and services that allow companies to conduct business more efficiently through business process automation and web service solutions.  The goal of our technology, products, and services is to make business processes and interactions more efficient and to automate business functions.  From its inception, Commerce One has focused on providing advanced technologies that help global businesses collaborate with their partners, customers and suppliers over the internet.

Commerce One’s newest product offerings—the Commerce One Conductor™ platform, supporting set of packaged Supplier Relationship Management (SRM) applications, and planned Composite Process Templates—represent our next generation of collaborative solutions designed to help our customers optimize their technology investments and improve the functionality of their existing software applications.

Our worldwide headquarters are located at 4440 Rosewood Drive, Pleasanton, CA 94588. We can be reached at 925.520.6000 and info@commerceone.com.

Commerce One Vision

Using standards-based technology, our goal is to develop and deliver software and services that allow companies to conduct business more efficiently and enable smooth transactions between trading partners.  From our inception, we have strived to make business processes more efficient, less expensive, and, ultimately, more profitable through automation.

Commerce One Conductor Platform

The premise of our new Commerce One Conductor platform is to reduce the technological limitations on business processes.  Many companies currently build entire business processes around the capabilities or limitations of their existing software applications.  The Commerce One Conductor platform is designed instead to allow software applications to conform to optimal business practices.  The Commerce One Conductor platform and supporting suite of SRM applications allow businesses to automate their business processes more broadly, and to tailor new capabilities to their needs more quickly, than other technologies previously have allowed.

We believe that one of the largest costs in business today, and one of the greatest opportunities for savings, is the connection, composition and creation of relationships between unlinked or poorly linked internal and external software systems.  As business networks expand, the complexity of the systems and applications that must work together expands even more rapidly.  For many companies, without an infrastructure to manage and automate the connectivity between disparate software components, the effort required to maintain these connections places a tremendous and costly strain on available information technology resources.  The Commerce One Conductor platform is designed to enable businesses to effectively connect, compose and collaborate business processes between disparate internal and external applications, systems and enterprises.

The Commerce One Conductor platform is comprised of the following key elements:

Conductor Registry™ - The Conductor Registry solution stores all of the components that can be used to create applications. These are stored as services that can be used in any combination. The Registry further maintains connectivity relationships, transformation maps, and security requirements.

Collaborative Interoperability Engine™ (CIE) - The software-based CIE determines the flow of messaging in and out of the Registry. The Interoperability Engine is a pure services-oriented integration structure, designed to allow virtually any application functionality or protocol to be configured to respond to any variety of services standard.

Conductor Process Manager™ (CPM) - The CPM contains a run-time engine which orchestrates the processes and functions of applications that run on the Commerce One Conductor platform.

Graphical Process Builder™ (GPB) - The GPB allows a user to visually construct composite applications from the resources listed and defined in the Registry. Processes can be reused or combined to create new functionality or to leverage different registry resources.

Design Center™ - The Design Center feature provides tools required to extend and manipulate Conductor applications, including the Graphical Process Builder, UI components, Common Object

Framework, and XML tools.

Systems Management - The Systems Management component handles end-to-end message tracking, component monitoring, topology management, installation, configuration, and initial data loading for participating services.

Commerce One Composite Processes

The Commerce One Conductor platform enables its users to build new functionality from their existing resources and to construct new applications on an as-needed basis.  We are developing a series of composite processes for specific industries to complement the Commerce One Conductor platform.  These will be designed as software-based processes to allow automation of certain functions common to industry groups.

Commerce One Supplier Resource Management (SRM) Applications

Commerce One SRM applications, consisting of our Commerce One Buy™ and Commerce One Source™ suites, give procurement organizations visibility and control over enterprise sourcing and procurement processes. They are designed to reduce cycle times, lower transaction costs, and achieve optimal prices for a wide variety of goods and services.

By working in combination with the Commerce One Conductor platform, these core SRM applications can connect to disparate external systems and draw on existing information technology resources to meet new and existing business needs.  The SRM suites include the following applications:

•                    Sourcing - supports management of requests for proposals and bids from suppliers, negotiations, supplier performance management and activity reports.

•                    Auction - allows forward and reverse auctions for buying and selling goods and services.

•                    Contract Management – provides tools for creation, review, negotiation, award and management

•                    Supplier Self Service - provides order information, product availability, confirmations, notices and payments.

•                    Contract Labor - tracks usage and expenses on contractors.

•                    Trading Partner Connectivity - links enterprise applications and trading partners.

•                    Procurement - Enables enterprises to purchase goods from electronic marketplaces.

Xpress Consumer Packaged Goods (CPG) Solutions

The Commerce One Xpress™ solutions are an integrated suite of implementation tools, training, and business process consulting services that help CPG companies quickly gain entry into the UCCnet GLOBALregistry™ (a not-for-profit organization that provides item registry and data synchronization based on industry-developed standards).  Combining content management and syndication applications with training and focused business planning services, Xpress solutions address immediate UCCnet integration needs and provide a platform for full data syndication to marketplaces, electronic procurement, or supplier applications.  Through the Xpress Messenger™ and Xpress Conveyor™ modular solutions, the Xpress suite allows an enterprise to manage the processes necessary for full participation in UCCnet.

COMMERCE ONE GLOBAL SERVICES

Commerce One Global Services provides comprehensive design, planning, analysis, systems integration, implementation, technical support, and operations services to help deliver Commerce One solutions to global organizations.  Commerce One Global Services has been integral in deploying the beta form of the Commerce

One Conductor platform with certain customers (our “early adopter” customers) to help them automate critical business processes across their enterprises, as well as deploying, implementing and integrating Commerce One’s sourcing, procurement and auction applications for our customers.  In addition to these deployment services, Commerce One also offers training, known as “Knowledge Services,” which leads the development and deployment of technical, functional and end-user education for Commerce One customers and partners. In addition, the Knowledge Services group provides learning solutions on Commerce One products to internal audiences. This training provides the knowledge and tools needed for the implementation and deployment of Commerce One products.

GLOBAL CUSTOMER SUPPORT

Our technical support group provides day-to-day maintenance and support programs to help our customers and partners identify, manage and resolve their issues. Using on-line access, call tracking and knowledge management systems, technical support provides a comprehensive range of services.  We currently have technical support offices located in the USA, France and Japan.

STRATEGIC RELATIONSHIPS

We have entered into several strategic relationships that are integral to developing our products.  The continued establishment of strategic relationships is a fundamental piece of our strategy as we evolve our products and services and enter new markets, and the continuation of our existing relationships is critical to our ability to continue to deliver our products and services in a cost-effective manner. We have strategic development and/or marketing relationships with various technology companies including Contivo, Inc., Actional Corporation, Cognos, jCatalog Software AG, and UCCNet.  In addition to these relationships, we continue minor co-development work of joint solutions with SAP AG, and we market those joint solutions primarily to the electronic marketplace sector.

RESEARCH AND DEVELOPMENT

Commerce One continues to invest in researching and developing new products and services.  During the year ended December 31, 2002, Commerce One incurred total product development expenses of approximately $76.9 million.  Our product-development team employs the latest software design principles to guide the development of our products. Our methodology allows us to exploit the capabilities of the Java programming language and the J2EE standards to build reusable components and designs. Our design principles and development practices help reduce the risks inherent in developing complex systems, and help us design our solutions to meet the needs of our customers and trading partners.

Key strategic areas in product development in 2002 focused on:

•                         The development of our web services-based platform, Commerce One Conductor, which was released for general availability in March 2003.

•                         The development and release of the first version of our Commerce One Source suite, which includes the Sourcing, Contract Management and Auction products.

•                         The expansion of our Commerce One Buy suite, which included updated releases of the Procurement, Contract Labor, Supplier Order Management and xCBL Mailbox products.

•                         The integration of Commerce One Buy and Source, resulting in the SRM 5.0 suite release.

In January of 2003, we entered into a relationship with Satyam Computer Services Limited (“Satyam”) whereby we outsource to Satyam certain development work relating to some of our enterprise applications.  Satyam plans to perform much of this development work in India.  This relationship is designed to allow us to continue to maintain our enterprise applications while reducing our operating expenses through headcount reductions.

 During 2003, we plan to continue our focus on our Commerce One Conductor platform product and continued support for industry standards and the adoption of xCBL™ technology, our open library of business documents.

SALES AND MARKETING

We market and sell our products and services to organizations primarily through direct sales forces, which generate substantially all of our license revenues.  As of December 31, 2002, we had 149 employees in our sales and marketing departments. Our sales offices are located in the United States, the United Kingdom, France, Germany, Singapore, South Korea, Hong Kong and Japan. Because our products and services touch upon multiple departments within an organization, our sales efforts are directed at multiple decision makers, frequently including the chief financial officer, chief information officer, chief technology officer, chief procurement officer and the vice presidents of lines of business.  Our customer base at December 31, 2002 was comprised of international Fortune 1000 companies, as well as electronic marketplace exchange operators. We target our sales efforts at large enterprise companies and their suppliers and have initiated vertical sales strategies targeted at the consumer products goods, retail, manufacturing, automotive, and financial services sectors.

Our indirect sales force consists of resellers and distributors, primarily in international locations. We also have a royalty-sharing relationship with SAP AG for the sale of our joint solutions targeted at electronic commerce marketplace.  In addition, we have agreements with some third party integrators, which require us to pay referral fees to those integrators for their sale of our products and services.  Thus far, we have not generated substantial revenues from such referral arrangements.

Our marketing activities include seminar programs, trade shows, web-site programs, public relation events and direct mailings. We are also engaged in an on-going effort to maintain relationships with key industry analysts.

INTELLECTUAL PROPERTY RIGHTS

Our future success depends in part on our proprietary rights and technology. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. To date, we own three U.S. patents and we have approximately 64 patent applications pending in the U.S.  We also pursue patents internationally.

We have fourteen trademark registrations in the United States.  Our registered and unregistered trademarks and service marks include:  Commerce One, Powering the Business Internet, Commerce One 6.0, Commerce One Conductor, Many Markets. One Source, Commerce One Source, Commerce One 5.0, Commerce One Buy, Commerce One Buy ASP Edition, Commerce One Collaborative Platform, Commerce One Xpress, Commerce One Xpress Start, Commerce One Xpress Conveyor, Community Manager, Process Manager, Web Services Framework, Transaction Manager, Business Intelligence Framework, XML Common Business Library, Global Trading Web, GTW, Commerce One.net, xCBL MailBox, MarketSite, eLink, Net Market Maker, XML Development Kit, xDK, XML Commerce Connector, xCC, BuySite, xCBL, RoundTrip, Commerce Chain, and SupplyOrder. Enterprise Buyer and MarketSet are trademarks of Commerce One and SAP AG.  We also pursue trademark registrations internationally.

It may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. In addition, we occasionally license the use of source code to certain of our applications to customers under limited conditions.  While our agreements with these customers contain various provisions designed to protect our intellectual property rights in such code, such access to source code subjects us further to risks of potential infringement.  In addition, some of our agreements with our customers and development partners contain residual clauses regarding confidentiality. These provisions may curtail our ability to limit access to our intellectual property rights in the future.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

We license and will continue to license certain products integral to our products and services from third parties, including products which are integrated with our software code and used with our products to provide key functionality.  We cannot be assured that these third party product licenses will continue to be available to us on commercially reasonable terms or that we will be able to successfully integrate such third party products into our solutions. Such product licenses may expose us to increased risks, including risks associated with the assimilation of new products, claims of infringement resulting from the use of such third party products, the diversion of resources from the development of our products, the inability to generate revenues from new products sufficient to offset associated acquisition costs, and the maintenance of uniform, appealing products. The inability to maintain any of these licenses could result in delays in development or services until equivalent products can be identified, licensed and integrated. Any such delays could harm our business, operating results and financial condition.

COMPETITION

Our industry remains intensely competitive and is changing rapidly.  Our primary source of competition comes from independent vendors of web-services based software solutions, as well as vendors of procurement, sourcing and related software applications and services.  We also face indirect competition from the internal development efforts of existing and potential customers.  Our current and potential competitors include, without limitation:

•                    Current B2B enterprise software vendors (i2 Technologies, Ariba, Inc., BroadVision, Inc.),

which offer software applications to automate specific business processes.  Many of these companies have announced that they have developed or will develop more connectivity features to allow cross-enterprise business processes;

•                    Enterprise Applications Integrators (EAI), such as Vitria Technology, Inc., Tibco Software, Inc., and SeeBeyond Technology Corporation, along with Applications Servers such as IBM/webShare, webMethods, Inc., and BEA Systems, Inc.  These companies link systems using adapters and/or structured rules and are often used by companies looking to integrate internal systems and, in some cases, external systems.

•                    Enterprise Resource Planning (ERP) vendors, such as PeopleSoft, Inc., SAP AG, Oracle Corporation, and Microsoft Corporation.

In addition, several industry analysts are promoting composite applications as a key technology trend.  As a result, several major vendors have begun promoting wide varieties of composite applications capabilities.

Commerce One will face competition from the above vendors, some of which have significantly greater resources, to establish itself in the web services and composite applications market and will need to overcome customers’ reluctance to adopt new technology.

We believe that the principal competitive factors for web services and composite applications solutions are breadth and scope of solution, ease of interoperability with new and existing information technology systems, ease-of-implementation, and total cost of ownership. We believe we compete favorably with our competitors in these areas.

EMPLOYEES

As of December 31, 2002, we had 779 full-time employees, 302 of whom were engaged in product development, 149 in sales and marketing, 234 in professional services and 94 in general administration. In addition, in January 2003, we announced and implemented a subsequent restructuring that is planned to reduce our total number of employees to approximately 350 by March 31, 2003.  Our future success depends, in part, on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. We cannot guarantee that we will be able to recruit and retain sufficient qualified personnel. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We have not experienced any work stoppages and consider our relations with our employees to be good.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Securities Exchange Commission website (http://www.sec.gov), at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or by calling the SEC at 1-800-SEC-0330.

RISK FACTORS

If we are not able to raise additional capital, our revenues do not meet our expectations or we encounter unanticipated expenses, our cash position may not be sufficient to sustain our business operations through the 2003 calendar year

As of December 31, 2002, we had approximately $112.9 million in cash and cash equivalents, restricted cash and investments.  Of this amount, $77.3 million represents unrestricted cash and short-term investments that we can use to fund operations.  Because our business operations currently use more cash than is generated, the cash used each quarter substantially reduces the cash available to fund our continuing operations and future capital requirements.  During the quarter ended March 31, 2003, we expect to utilize approximately $39 million of our cash reserves.  We expect that our cash outflows will decrease thereafter as a result of our reductions in force and our continuing expense reduction efforts.   However, if our revenues (particularly our license revenues pertaining to our new Commerce One Conductor platform product) do not meet our expectations, we will be required to adequately reduce our operating expenses or obtain additional financing in order to have sufficient cash to sustain our business through the 2003 calendar year.

A significant portion of our long-term liabilities consists of real estate lease obligations, many of which we acquired in conjunction with our acquisitions of other companies, which utilize a significant portion of our cash reserves.  Much of the office space we now have under lease is no longer needed for our current operations.  This remaining unoccupied space is located in areas where the real estate market has been severely weakened, and the space was leased at rates significantly higher than the current real estate market in those locations will support.  We have been unsuccessful in subleasing much of this remaining unoccupied space.  If we are unable to renegotiate and/or settle our existing lease obligations on favorable terms, our cash position will be severely weakened.  In addition, we may face cash outlays as a result of settlement or resolution of real estate obligations that are larger than expected or significantly higher than the rent obligation for a particular period, and which will negatively impact our cash position.

In addition, the current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding, and our ability to secure additional funding may largely depend on our ability to renegotiate our real estate lease obligations.  If our revenues do not meet our expectations, we are unable to obtain additional financing, or we encounter expenses or cash outlays that are larger than expected, our remaining cash reserves may not be sufficient to sustain our business operations through the 2003 calendar year.  If we do not have sufficient cash to fund our current operations, we may need to explore other alternatives such as further restructuring the business, reducing or discontinuing operations, or filing for bankruptcy protection.

If we are unable to resolve pending and potential real estate litigation on favorable terms, our cash position, and our ability to fund continuing operations, will be severely harmed.

We currently have contractual commitments to lease approximately 430,000 square feet of office space in North America, of which 60,000 square feet has been subleased.  Approximately 143,000 square feet of this leased space is unoccupied and is no longer needed for our current operations.  This remaining unoccupied space is located in areas where the real estate market has been severely weakened, and the space was leased at rates significantly higher than the current real estate market in those locations will support.  We have been unsuccessful in subleasing much of this remaining unoccupied space.   We have stopped paying rent in a number of these locations and are now engaged in litigation with several landlords.  See “Pending Litigation.”  We are presently engaged in discussions with those landlords in an effort to reach amicable settlements, and we are also seeking to reach agreements with other landlords before they file legal claims.  In the event these discussions prove unsuccessful, in whole or in part, we will likely face legal claims from each of the landlords with whom we have failed to reach agreement.

As of December 31, 2002, our aggregate real estate obligations through March 2011 were approximately $102 million.  These lease obligations are held by a relatively small number of landlords.  If some or all of these landlords obtain adverse judgments against the Company through litigation, our cash position, and our ability to fund ongoing operations, will be severely harmed.  An adverse judgment could have a material adverse effect on our cash position and our ability to fund our operations.  In such event, we may need to explore other alternatives such as further restructuring the business, reducing or discontinuing operations, or filing for bankruptcy protection.

We have a limited operating history and a history of losses.

We incurred net losses of  $589.8 million, $2,584.1 million, and $344.9 for the years ended December 31, 2002, 2001 and 2000, respectively.  We will need to generate significant additional revenues to avoid losses in the future.  If we do not decrease our losses in the future, our business may suffer in a number of ways, including increased difficulties in obtaining additional capital, selling our products and services (since nearly all customers require future support) and funding our continued operations.

Our continued viability largely depends upon the success of our new Commerce One Conductor platform, which is untested in the marketplace.

As our business model has moved toward enterprise software solutions (i.e., sales to companies for their own internal use) and away from our historical focus on electronic marketplaces, we have developed a new composite application platform, called Commerce One Conductor.  The Commerce One Conductor platform was released for general availability in March of 2003.  The Commerce One Conductor platform and related solutions are the primary focus of Commerce One’s development and sales efforts, and our continued viability as a company depends upon our ability to release and deliver the products in a timely fashion and to establish a market for this relatively new category of products. Given the ongoing downturn in enterprise technology spending, the complexity and youth of our new technology, and the intense competition among enterprise software providers, our ability to generate a significant and sustainable market demand for our new solutions is uncertain.  During the 2002 fiscal year, revenues from sales of the Company’s earlier generation of enterprise software applications, Commerce One 5.0, represented a relatively small percentage of our license revenues and we have continued to experience long sales cycles.  If we do not sell a significant number of our new

Commerce One Conductor platform, our revenues, and hence our business, will be significantly harmed.

In addition, we depend on strategic relationships with certain technology providers for important functionality in our Commerce One Conductor platform.  Some of these technology providers are relatively new and have limited operating histories.     While our agreements with these providers contain various provisions protecting Commerce One’s interests, there can be no guarantee that this technology will remain available to us on reasonable terms, if at all, in the long term.  If we cannot maintain these relationships on reasonable terms, it may be difficult or costly to replace such technology and our revenues, and hence our business, may be harmed.

The current downturn in general economic conditions and current global conflict may decrease our revenues.

The current downturn and uncertainty in global economic and market conditions have decreased and may continue to decrease demand for our products and services. If the current economic downturn continues or worsens, our business, financial condition and results of operations could be seriously harmed.  In addition, the September 11, 2001 terrorist attacks in the United States, the subsequent U.S. military operations in Afghanistan, Iraq and potential future related events may adversely affect our business.  Primarily as a result of economic conditions, spending on enterprise software has been dramatically reduced across industries.  As a result, we have experienced decreased demand and may continue to experience decreased demand for our products and services.  In addition, the economic downturn has made it increasingly difficult for companies, in particular technology companies, to raise capital.  If general economic conditions do not improve, we may not be able sufficiently increase revenues or raise capital to continue operations, regardless of our operating expense reductions and the introduction of new products.

Delays in development and delivery schedules of Commerce One solutions or products may result in delay or loss of revenue.

Delays in the development and delivery of Commerce One products and solutions may result in customer dissatisfaction and delay, or loss of product revenues. We cannot be certain of our ability to deliver our products and solutions in a timely manner or to continue shipping them.  Delays may result from a number of factors, including extended product-development cycles and product defects.  In addition, products as complex as ours often contain unknown and undetected errors or performance problems.  These defects are frequently found during the period immediately following the introduction and initial shipment of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before shipment to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation.  For example, we recently released our new Commerce One Conductor™ platform for general availability in March 2003.  If we are unable, for technological or other reasons, to deliver new products or enhancements of existing products in a timely manner, or if new products such as our Commerce One Conductor platform or new versions of existing products do not achieve customer acceptance or are subject to errors or performance problems, our business would be seriously harmed.

We expect little or no future revenues from our relationship with SAP.  If we do not significantly increase our revenue from new and other existing customers, our operating results will be significantly harmed in the future.

In 2000, we entered into a strategic alliance agreement with SAP to jointly develop, market and sell e-commerce software products.  A substantial portion of our license revenues in 2000, 2001 and 2002 were derived from this relationship, but such revenues have decreased significantly as our relationship has changed over time.  In 2002, $19.7 million of our $28.6 million in license revenues and $6.5 million of our $76.9 million in service revenues came from SAP.  In addition, SAP played an important role in selling our products to SAP’s relatively large installed customer base.  As a result of changes in our relationship with SAP, and changes in the marketplace, we do not expect to receive significant revenues, if any, from SAP in 2003 or thereafter.  We cannot assure you that we will receive any other benefits from our relationship with SAP in the future or that our commercial relationship with SAP AG will continue in the future.  If we do not increase our revenue from new and other existing customers, our operating results will be significantly harmed in 2003 and the future.

Our revenues are volatile and difficult to predict.

Our revenues and operating results are difficult to forecast and may fluctuate substantially from quarter to quarter due to a number of factors, including the following:

•             we expect that most of our license revenues will be derived from the sale of new and unproven products and as a result, the demand for and the price that customers are willing to pay for such products and related services are difficult to predict;

•             our sales cycle is relatively long, sometimes six months or longer, and may result from delays associated with our customers’ budgeting and approval process that are difficult to predict;

•             customers may unexpectedly postpone or cancel purchases of our products and services;

•             a significant portion of our revenues has in the past been derived from a small number of license sales that typically are completed during the last few weeks of the quarter;

•             the size of licensing transactions can vary significantly; and

•             we have a limited operating history from which to predict our revenues and operating expenses.

If our revenues fall below our expectations, our business operating results and financial condition are likely to be harmed significantly.

Our restructuring initiatives and divestitures may not achieve our desired results and could result in business distractions that could harm our business.

We implemented restructuring plans throughout 2002 and have announced and implemented further restructuring plans in early 2003. The primary objectives of our restructuring plans have been to reduce our operating expenses and to focus on new products.  We also implemented certain strategic initiatives designed to strengthen our operations.  These plans include without limitation, reductions in our workforce and facilities, improved alignment of our organization around our core business objectives and realignment of our sales force, professional services and general and administrative functions. Workforce reductions temporarily impact our remaining employees, including those directly responsible for sales or services, which may affect their productivity and hence, our future revenues. In addition, the failure to retain and effectively manage remaining employees could increase our costs and hurt our development and sales efforts.

In addition, recently we have divested certain services operations, including Commerceone.net, our hosted services offering.  While we believe that such divestitures benefit us by reducing overall costs and allowing us to focus on our core business objectives, such divestitures reduce overall revenue in the short term.  For example, during 2002, we recognized a total of $11.8 million from services provided by Commerceone.net. As a result of the divestiture of this division, we will no longer receive revenues from these operations.  Additionally, divestitures could cause disruption for our remaining and transitioning employees, reducing overall productivity.

In addition, workforce reductions, strategy changes and divestitures might affect our ability to close revenue transactions with our customers and prospects.  Failure to achieve the desired results of our strategic initiatives could harm our business, operating results and financial condition.

Our strategy of outsourcing development and maintenance of certain products to an offshore partner may not achieve the desired cost reductions or other expected results and could harm our business.

In the course of restructuring initiatives during 2002 and in early 2003, we reduced our engineering headcount significantly.  In early 2003, we entered into an outsourcing agreement with Satyam Computer Services Limited, a software development firm located in India, to perform product development work for certain of our software applications.  Although we believe that this partnership will be beneficial to the Company by allowing it to continue development of certain enterprise software applications while reducing overall operating expenses, this partnership is relatively new and untested for the Company and may require significant time and effort in the beginning stages to ensure a productive relationship.  As a result, we cannot assure you that this arrangement will produce the desired cost reductions in the short term, if at all.

In addition, while we have implemented various quality control measures in our outsourcing agreement with Satyam Computer Services Limited, we cannot guarantee the level and quality of service provided by such third party.  If our outsourcing partner does not provide the expected results, our customers may experience quality problems and we may experience negative customer reaction, adverse publicity, or even legal claims.  If such problems are significant, our reputation, financial condition and ultimately our business may be harmed.

Additionally, providing broad access to our software code and related intellectual property to an offshore entity increases the opportunity for infringement of the patent, trademark, copyright and trade secret rights in our software products.  This is particularly true if a significant portion of the development work is performed in India, where intellectual property protections differ from those in the United States and may be difficult to enforce.  If our intellectual property rights are infringed, we may need to engage in costly litigation efforts to enforce such rights.  As a result, our financial condition and business may be substantially harmed.

Our stock could be de-listed by the Nasdaq Stock Market’s National Market, which could cause a decline in our stock price, hinder our stockholders’ ability to trade their shares and undermine our ability to raise capital.

Our stock price has fallen substantially during the past twenty-four months and traded below one dollar per share for a number of consecutive days during the year.  On September 16, 2002, we implemented a one-for-ten reverse split of our issued and outstanding shares of common stock.  The reverse split was effective on September 16, 2002 and the Company’s stock closed the following day at $2.37 per share.

As of the date of this filing, our stock is trading significantly below the level at which it traded immediately following the reverse split.  It is possible that our stock price will continue to decline and/or trade below one dollar per share in the future.  If Commerce One stock were to trade below one dollar for thirty consecutive trading days, and did not trade at or above one dollar per share for ten consecutive trading days during the following 180 calendar days, our stock could be de-listed by the Nasdaq Stock Market’s National Market.  De-listing could make our stock more difficult to trade, reduce the trading volume of our stock, and further depress our stock price.  De-listing also could weaken our ability to secure financing in the capital markets, which could materially impact our business operations and financial condition.  In addition, should the Company implement another reverse split, the volatility of our stock could increase significantly because a second reverse split would severely reduce the number of Company shares in the market and magnify the effect of large sales or purchases of our stock.

Our services revenue and operating results will suffer if we are not able to maintain our prices and utilization rates for our professional services.

The rates we are able to charge for our professional services and the utilization, or chargeability, of our professional services organization are a large component of our overall gross margin, and therefore our operating results. Accordingly, if we are not able to maintain the rates we charge for our professional services or an appropriate utilization rate for our professionals, we will not be able to sustain our gross margin and our operating results will suffer.  In particular, due to the introduction of our new Commerce One Conductor platform, we have entered into arrangements with a limited number of  “early adopter” customers (customers who have agreed to use the beta form of the product) where certain of our services are offered without charge or at significantly reduced fees, reducing our overall gross margins.  If we are unable to replace such limited offerings with substantial services projects at our normal rates, then our services revenues, utilization rates and gross margins from services will suffer.  The rates we are able to charge for our professional services are affected by a number of factors, including our customers’ perceptions of our ability to add value through our professional services, competition, the introduction of new services or products by us or our competitors, the pricing policies of our competitors and general economic conditions. Our utilization rates are also affected by a number of factors, including seasonal trends, primarily as a result of our hiring cycle and holiday and summer vacations, our ability to transition employees from completed projects to new engagements, our ability to forecast demand of our professional services and thereby maintain an appropriate headcount, and our ability to manage attrition. If we are unable to maintain our prices and utilization rates for our professional services, our margins and our operating results will be harmed.

Our gross margins may decline.

In most cases, our license revenues have a higher gross margin percent than our services revenues.  Our services revenues represented a significant percentage of total revenues in 2002, representing 73% of total revenues for the year.  To the extent that services revenues continue to increase as a percentage of our total revenues, our overall gross margin will continue to decline.  If we are not successful in increasing revenues from license fees, or we are not successful in increasing the gross margin of our services fees, our overall gross margins will suffer. For example, we expect that most of our license revenues in 2003 will be derived from the sale of our new Commerce One Conductor platform, which was released for general availability in March of 2003 and is untested in the market.  If we are not able to generate significant license fees from our new solutions, our gross margins will suffer. Our expenses related to the cost of licenses sold are relatively fixed in the near term, and if our license revenues continue to decline any further, such a decline would have a disproportionately adverse impact on our gross margins reported in the near term.

Our industry is highly competitive and has low barriers to entry, and we cannot assure you that we will be able to compete effectively.

Because the market for business process automation and web services solutions is extremely competitive, we may suffer a loss of business and a reduction in the prices we can charge for our products and services.  We have experienced competitive price pressure over the last year and the average license fee for our products has decreased substantially over time due to the economic downturn and the shift of our focus to the highly competitive market of enterprise software applications.  We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. There are relatively low barriers to entry in the business process automation and web services market, and competition from other established and emerging companies may develop in the future. In addition, our customers and partners may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could harm our business, operating results or financial condition. Our competitors include Ariba, Inc., Freemarkets, Inc., i2 Technologies, Oracle Corporation, PeopleSoft, Inc., SAP AG, Verticalnet Software LLC, and webMethods, Inc., among others. Our Global Services division competes against many consulting companies, including many of our integration partners.  Certain of these competitors jointly offer business process automation and web services solutions to potential customers. These joint efforts could intensify the competitive pressure in our market. Many of our competitors, and new potential competitors may have a longer operating history, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than we have. In addition, competitors may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services. The solutions offered by competitors may be perceived by buyers and suppliers as superior to ours.

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

Some of our customers are small emerging growth companies with limited credit operating histories that are operating at a loss and have limited access to capital.  With the significant downturn in the economy and uncertainty relating to the prospects for near-term economic growth, some of these customers may represent a credit risk.  In addition, a small number of our customers historically have accounted for a significant amount of our accounts receivable.  At December 31, 2002, no customers accounted for more than 10% of the Company’s gross accounts receivable balance. At December 31, 2001, two customers accounted for 13% and 12%, respectively, of our gross accounts receivable balance.  If our customers experience financial difficulties, we may have difficulty collecting on our accounts receivable and our cash position would suffer.

Sales of a substantial number of shares of our common stock by certain of our stockholders could cause the market price of our common stock to decline and make it more difficult for us to raise financing

A substantial percentage of our outstanding common stock is held by stockholders that are currently subject to contractual provisions that restrict their ability to sell all or a portion of their shares of our common stock.  These stockholders are SAP AG, which beneficially owns approximately 20% of our outstanding common stock, and Ford Motor Company and General Motors Corporation, which each own approximately 4.9% of our outstanding common stock.  Most of the contractual restrictions on these stockholders’ ability to sell their shares will terminate in mid to late 2003.  In addition, these stockholders possess certain registration rights that will, in certain circumstances, require us to register these stockholders’ resale of their shares.  As a result, these stockholders may be able to sell a significant number of shares of our common stock on the open market in a short period of time.  These sales, or the perception that these sales may occur, could cause the market price of our common stock to decline and could make it more difficult for us to raise equity financing in the future.

We depend upon creating relationships with third-party systems integrators to support our new solutions.

Our success depends upon the acceptance and successful integration by customers and their suppliers of our products. Our current and potential customers and their related suppliers often rely on third-party systems integrators such as Accenture, EDS, Computer Sciences Corporation, PricewaterhouseCoopers LLP and others to develop, deploy and manage their business-to-business connectivity platforms and solutions. We and our customers will need to continue to rely on these systems integrators, particularly in light of the recent downsizings of our Global Services division, which competes with these systems integrators to some extent.  Thus far, systems integrators are largely unfamiliar with our Commerce One Conductor platform, as it is a new product that was released in March 2003.  If we are unable to generate support of our new solutions, particularly our Commerce One Conductor platform, from large systems integrators or if any of our customers or suppliers are not able to successfully integrate our solutions, our business, operating results and financial condition could suffer.

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

Our strategy of reselling our products through our strategic relationships may not be successful.

We have established strategic relationships with companies that resell and distribute our products to our customers, primarily in international locations. This strategy is unproven and, to date, some of our partners have been unsuccessful in reselling our products.  In addition, because many of our resellers are operators of electronic marketplaces, their ability to resell our products will suffer if they are unsuccessful in generating customers for their electronic marketplace’s or funding their continued operations. If any of our current or future resellers are not able to successfully resell our products, our business will suffer.

We may not be able to retain and hire qualified personnel.

Our future performance depends on the continued service and our ability to hire our management, engineering, sales and marketing personnel.  Our ability to retain key employees may be harder, given recent adverse changes in our business, and the decline in the market price of our common stock.  In addition, new hires may require extensive training before they achieve desired levels of productivity.  If we fail to retain our key employees or to attract other highly qualified personnel, our business will suffer.

Managing operations in a changing environment could strain our management and other resources.

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process.  Over the past two years, we experienced significant growth in our workforce and expenditures, followed by a significant decline.  These changes place a strain on our managerial resources and make planning more difficult.  While we manage these rapid changes, we must also compete effectively and manage our operations by maintaining and enhancing our financial and accounting systems and controls, and integrating new and existing personnel.  If we cannot effectively manage and plan in this rapidly changing environment, our operations may suffer.

We may not be able to integrate previously acquired entities into our business effectively and prior acquisitions may continue to have negative financial consequences.

As part of our business strategy, we have made and may in the future make acquisitions of businesses that offer complementary products, services and  technologies.  We have limited experience with business acquisitions, and may not acquire such businesses on favorable terms or be able to integrate such organizations into our business successfully. For example, in 2001, 2002 and the first quarter of 2003, we engaged in divestures of certain business units acquired in the AppNet acquisition that were not integrated into our overall strategy of developing and implementing our core products. Our acquisitions are subject to the risks commonly encountered in acquisitions of businesses, including, among other things, difficulty in integrating operations and personnel, and the difficulty in integrating technology and services into our product and service offerings.

Further, our acquisitions and investments may have negative financial consequences.  For example, in accordance with generally accepted accounting principles, we conduct an impairment analysis of our intangible assets such as goodwill annually or whenever an event or change in circumstances occurs which would indicate potential impairment.  Our acquisitions typically have included a significant amount of goodwill.  If we discover significant impairment to the value of the goodwill as a result of any of these tests, we would be required to record a corresponding non-cash impairment charge against our earnings that could negatively affect our reported profitability and our stock price.  We have recognized impairment related to the value of intangible assets acquired through acquisitions and investments in 2001 and 2002.  These impairments have resulted in non-cash charges of $1,712.8 million in 2001 and $373.6 million in 2002.  We may recognize additional impairments in the future on the remaining intangible assets and investments.

In addition, companies acquired by us may not have audited financial statements, detailed financial statements or any degree of internal controls. An audit subsequent to any successful completion of an acquisition may reveal matters of significance, including issues regarding revenues, expenses, liabilities, contingent or otherwise, technology, products, services or intellectual property. We may not be successful in overcoming these or any other significant risks and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Because our business is partially international, we face numerous obstacles in other countries.

Our business relies heavily on our international operations to manage our international sales.  International business involves inherent difficulties and costs that may affect us or adversely affect our business or results of operations, including:

•                         longer payment cycles and greater difficulty in accounts receivable collection;

•                         difficulties in staffing and managing foreign offices as a result of, among other things, distance, language, costs and cultural differences;

•                         the impact of recessions in economies outside the United States;

•                         the impact of different employment laws in other countries, including without limitation laws providing for significant severance payments and benefits under certain circumstances;

•                         the global impact of armed or political conflicts;

•                         political instability;

•                         price controls or other restrictions on foreign currency;

•                         potentially harmful tax consequences, including withholding tax issues;

•                         fluctuating exchange and tariff rates;

•                         difficulty in protecting intellectual property;

•                  difficulties in obtaining export and import licenses;

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

We may be subject to product liability claims or other claims regarding the performance of our products, even though our license agreements typically seek to limit our exposure to such claims, because the contract provisions of our license agreements may not be sufficient to preclude all potential claims.  Similarly, we design, develop, implement and manage e-commerce solutions that are often crucial to the operation of our customers’ businesses. Customers who are not satisfied with these services could bring claims against us for substantial damages. Additionally, our general liability insurance may be inadequate to protect us from all liabilities that we may face. The successful assertion of one or more large claims that are uninsured, exceed insurance coverage or result in changes to insurance policies, including premium increases, could have a material adverse effect on our business, financial condition or results of operations. We could be required to spend significant time and money litigating these claims, or where necessary, to pay significant damages.  Such claims could also result in lost revenues, adverse publicity and negative customer reaction.  As a result, any claim, whether successful or not, could harm our reputation, operating results, financial condition and ultimately our business.

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

Our success depends, in part, upon our proprietary technology and other intellectual property rights.  To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have three issued patents to date. We may not be able to protect our intellectual property rights adequately in the United States or abroad.  In particular, we sometimes license the use of the source code to certain of our applications to our customers on a limited basis.  We also have entered into an outsourcing agreement with Satyam Computer Services Limited, an offshore entity, which allows such entity broad access to certain of our applications.  While we have included many contractual provisions in such agreements designed to limit the use of such code and to protect our intellectual property rights, we cannot assure you that such protections are sufficient to prevent infringement.  In addition, some countries outside the United States have less stringent protections on intellectual property and our rights may be difficult to enforce in such jurisdictions.  Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition.

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

Security risks of the internet may deter future use of our products and services.

Fundamental to the use of our solutions is the secure transmission of confidential information over public networks. Failure to prevent security breaches relating to the use of our products, or well-publicized security breaches affecting the internet in general, could significantly harm our business, operating results and financial condition. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may not be sufficient to prevent a compromise or breach of the algorithms we use to protect content and transactions on electronic marketplaces or proprietary information in our databases. In addition to our own security systems, we rely on encryption and authentication technology licenses from third parties. Unauthorized access, computer viruses, or the accidental or intentional acts of internet users, current and former employees or others could jeopardize the security of confidential information and create delays or interruptions in our services or operations, including our hosting services. We have in the past been impacted by global computer viruses, and have incurred costs to resolve such viruses.  In the future, we may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. In addition, such disruptions or breaches in security could result in liability and in the loss of existing clients or the deterrence of potential clients or transactions.

We may not have adequate back-up systems, and a disaster could damage our operations.

We do not have fully redundant systems for service at an alternate site. A disaster could severely harm our business because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems at our principal facility in Pleasanton, California, which exist on or near known earthquake fault zones. We also depend upon third parties to host most electronic marketplaces and some of these third parties are also located in the same earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, acts of terrorism, telecommunications failures and similar events. In addition, our facilities in California could be subject to electrical blackouts if California faces another power shortage similar to that of 2001.  Although we do have a backup generator, which would maintain critical operations, this generator could fail. Furthermore, blackouts could disrupt the operations of our affected facilities.  Disruptions in our internal business operations could harm our business by resulting in delays, disruption of our customers’ business, loss of data, and loss of customer confidence.

We may lose money in other companies we have invested in.

We have invested in numerous technology  companies, usually in connection with license contracts and arrangements. In particular, we have invested in various privately held companies, many of which are still in the start-up or development stage. These investments are inherently risky because the markets for technologies or products they have under development are typically in the early stages and may never develop. We have incurred losses in the past and, in 2002, we recorded investment losses of approximately $3.9 million related to investments in these companies. Due to the recent economic and market downturn, particularly in the United States, and difficulties that may be faced by some of these companies, our investment portfolio could be further impaired.

Provisions of our charter documents and Delaware law could make it more difficult for a third party to acquire us.

Our certificate of incorporation and bylaws contain provisions, which could make it harder for a third party to acquire us without the consent of our Board of Directors. Among other things, our Board of Directors has adopted a shareholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquirer. In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the Board of Directors. We also have entered into agreements with some of our strategic investors that, to an extent, limit their ability to attempt to acquire us without board approval. All of these provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by our stockholders.

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

ITEM 2.                        DESCRIPTION OF PROPERTY

We lease office space in approximately 15 cities in North America and 5 cities internationally. Our corporate headquarters is located in Pleasanton, California, where we currently lease approximately 153,000 square feet of office space.  We currently have contractual commitments to lease approximately 430,000 square feet of office space in North America, of which 60,000 square feet had been subleased and 143,000 square feet remains unoccupied. We believe our current facilities will be more than adequate to address our space needs through at least the end of 2003.  These leases expire at varying dates through 2011.

ITEM 3.                        LEGAL PROCEEDINGS

We currently are a party to various legal proceedings, including those noted below.  While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  Depending on the amount and timing, an unfavorable outcome of some or all of these matters could have a material adverse effect on our cash flows, business, results of operations or financial position.

Securities litigation

On June 19, 2001, an alleged securities class action, captioned Cameron v. Commerce One, Inc., et al., was filed against Commerce One, several company officers and directors (the “Individual Defendants”), and the three lead underwriters in the Commerce One initial public offering (“IPO”) in the United States District Court for the Southern District of New York.  Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 200 other companies. The lawsuits against Commerce One and other companies have been coordinated for pretrial purposes with these other related lawsuits and have been assigned the collective caption In re Initial Public Offering Securities Litigation.

On April 19, 2002, plaintiffs’ lawyers for the consolidated lawsuits filed an amended complaint consisting of a set of “Master Allegations” and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants.  The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) as a result of alleged conduct of the underwriters of the IPO to engage in a scheme to underprice the IPO and then artificially inflate our stock price in the aftermarket. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001. On July 15, 2002, the issuer and individual defendants filed an omnibus motion to dismiss addressing issues generally applicable to the defendants as a group.  On October 9, 2002, the district court entered an order dismissing all of the living individual Commerce One officers and directors from the case without prejudice.  On February 16, 2003, the district court entered an order denying most of the defenses asserted by the defendants in the omnibus motion to dismiss and allowing most of the case to proceed.

In February 2003, Commerce One, along with its Chief Executive Officer and former Chief Financial Officer, were named as defendants in a similar class-action matter in Florida, Liu v. Credit Suisse First Boston et al., United States District Court, Southern District of Florida.  In that case, the plaintiff alleges that various investment banks, issuer companies, and individuals violated securities laws by engaging in a scheme to under-price initial public offerings and then artificially inflate prices of those stocks in the aftermarket.  It is presently unclear whether or not this latest action will be consolidated with the other coordinated actions in federal court in New York.  The Company believes that it has meritorious defenses to these securities lawsuits and will defend itself vigorously.

Real Estate Litigation

On November 13, 2002, the Company was named as a defendant in an action for breach of lease, entitled Marriott Plaza Associates L.P. v. Commerce One, Inc., Superior Court of California, County of Santa Clara.  The action alleges that Commerce One breached its commercial real estate lease for office space in Santa Clara, California.  The Complaint does not quantify the damages it seeks, but instead seeks all unpaid rent owing at the time of trial.  If the trial occurs during 2003, we expect the claim for back rent to range between $1.5 and $4.1 million, depending on the date of the trial.  As of March 31, 2003, Commerce One’s full lease obligation with Marriott Plaza (including back rent and future rent through February 2006) is approximately $11.5 million.

In addition to the above, we have stopped paying rent with respect to various of our other real estate leases in connection with our attempts to negotiate with the landlords to reduce or eliminate our long-term real estate obligations.  The total long-term lease obligations for these locations, including future rent through March 2011, is approximately $50.0 million in the aggregate.  In the first quarter of 2003, the landlords for premises that we lease in California, Maryland and Massachusetts filed unlawful detainer actions against the Company to repossess the premises.  While none of these unlawful detainer actions has sought monetary damages, it is likely that each landlord in the locations where we have stopped paying rent eventually will file a lawsuit to recover past and future rent payments unless we are able to reach settlement agreements in the near future.

Risks related to our real estate obligations, some of which could also evolve into material litigation matters, are described in more detail in the sections of this Form 10K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the section entitled “Risk Factors.”

6

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.                        MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq Stock Market’s National Market under the symbol “CMRC.” The price per share reflected in the table below represents the range of low and high sale prices for our common stock as reported on the Nasdaq Stock Market’s National Market commencing January 1, 2001 for the quarters indicated.

	High	Low
Fiscal 2001:
Quarter Ended March 31, 2001	$364.70	$78.10
Quarter Ended June 30, 2001	$139.40	$29.90
Quarter Ended September 30, 2001	$56.00	$20.90
Quarter Ended December 31, 2001	$42.40	$23.80
Fiscal 2002:
Quarter Ended March 31, 2002	$41.90	$15.60
Quarter Ended June 30, 2002	$15.80	$3.80
Quarter Ended September 30, 2002	$7.40	$2.08
Quarter Ended December 31, 2002	$5.47	$2.59

The information above reflects a one-for-ten reverse stock split on September 16, 2002, effected by issuing one post-split share for every ten pre-split shares to each stockholder of record as of July 22, 2002.  All fractional shares resulting from the reverse stock split were cashed out.

We have never paid cash dividends on our capital stock. We currently intend to retain all earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

The closing price of Commerce One’s common stock as reported on the Nasdaq Stock Market’s National Market on March 3, 2003 was $1.62.  As of March 3, 2003, we had 1,803 stockholders of record of our common stock and a substantially greater number of beneficial owners of our common stock.

ITEM 6.                        SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENT OF OPERATIONS DATA: (In thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2002	2001	2000	1999	1998
Revenues:
License fees	$28,597	$130,917	$223,277	$24,571	$1,633
Services	76,932	277,652	178,519	8,986	930

Total revenues (1)	105,529	408,569	401,796	33,557	2,563
Costs and expenses:
Cost of license fees (2)	192,406	662,315	14,910	484	—
Cost of services	68,233	228,023	139,746	15,586	4,369
Sales and marketing	78,945	183,412	168,647	31,546	13,108
Product development	76,922	118,159	102,676	20,496	6,839
General and administrative	25,615	116,621	43,236	5,050	1,941
Purchased in-process research and development	—	4,548	5,142	9,374	—
Stock compensation	8,728	98,302	39,820	2,324	1,102
Restructuring costs and other	22,947	126,605	—	—	—
Amortization of goodwill and other intangible assets	11,867	332,789	233,183	11,133	—
Impairment of intangible assets, fixed assets and equity investments	214,082	1,120,464	—	—	—
Total costs and expenses	699,745	2,991,238	747,360	95,993	27,359
Loss from operations	(594,216)	(2,582,669)	(345,564)	(62,436)	(24,796)
Interest income and other, net	4,681	7,571	7,017	3,302	156
Net loss before income taxes	(589,535)	(2,575,098)	(338,547)	(59,134)	(24,640)
Provision for income taxes	301	9,001	6,400	4,188	—
Net loss	$(589,836)	$(2,584,099)	$(344,947)	$(63,322)	$(24,640)

Basic and diluted net loss per share	$(20.33)	$(103.02)	$(20.52)	$(7.36)	$(13.45)
Shares used in calculation of basic and diluted net loss per share	29,011	25,084	16,807	8,605	1,832

(1)	Revenues from related parties	$32,022	$97,741	$52,512	$2,078	$—
(2)	Includes charges for the impairment and amortization of the Technology Agreement with Covisint (see Notes 4 and 11 of Notes to Consolidated Financial Statements)	$190,396	$647,500	$5,700	$—	$—

(a) Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

(b) We implemented Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, which requires that goodwill (including assembled workforce) no longer be amortized, but tested for impairment on at least an annual basis.    For a further discussion of SFAS 142, see Note 4 to the Consolidated Financial Statements, “Goodwill, Long Lived Asset and Other Intangible Assets,” Part II, Item 8, incorporated here by reference.

BALANCE SHEET: (In thousands)

	DECEMBER 31,
	2002	2001	2000	1999	1998
Cash, restricted cash, cash equivalents and investments	$112,893	$288,153	$341,440	$124,606	$15,138
Working capital	24,574	180,411	245,963	77,480	11,777
Total assets	159,422	828,941	3,070,555	384,610	20,507
Long term liabilities	46,947	56,005	4,339	262	1,896
Redeemable convertible preferred stock	—	—	—	—	50,432
Total stockholder’s equity (deficit)	$47,490	$623,815	$2,799,411	$316,721	$(37,011)

(a) Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Background

Commerce One is a technology company that specializes in software and services that allow companies to conduct business more efficiently through business process automation and web services solutions.  Our software provides the technology and infrastructure that enable companies to conduct business processes via the Internet or Intranets and to manage their supplier, partner and customer relationships more effectively.  Commerce One’s services operations support these software solutions and help companies take maximum advantage of the efficiencies that these solutions can offer.  Together, our software and services allow companies to automate business functions that traditionally involved costly and time-consuming phone calls and paperwork.

In the fourth quarter of 2002, we released the beta version of the Commerce One ConductorTM platform, a web services based platform designed to simplify automation of business processes, which is intended to be our primary product offering.  The Commerce One Conductor platform was released for general availability in March of 2003.

We were founded as Distrivision in 1994, changed our name to Commerce One in 1997, and re-incorporated into Delaware in 1999.  On July 11, 2001, we reorganized into a holding company structure.  As part of the reorganization, the stockholders of the “old” Commerce One (now our wholly-owned subsidiary Commerce One Operations, Inc.) became stockholders of the “new” Commerce One.  The financial results reported in this Annual Report on Form 10-K include, as applicable, the historical financial results of new Commerce One after the reorganization and the historical financial results of old Commerce One prior to the reorganization.  The reorganization is described more fully in Note 11 of Notes to Consolidated Financial Statements.  Our worldwide headquarters are located at 4440 Rosewood Drive, Pleasanton, CA 94588. We can be reached at 925.520.6000 and info@commerceone.com.

Source of Revenues

We generate revenues from multiple sources. License fees are generated from licensing our software solutions primarily to end-user organizations through our direct sales force, and, to a lesser extent, to certain third-party product distributors and resellers (primarily in international locations).  Services revenues are generated from professional consulting, software maintenance, revenue-sharing arrangements with customers, and other related services. Revenues from revenue-sharing arrangements have not been a significant portion of total services revenues to date and are not expected to be significant in the future.

In 2001, 2002 and the first quarter of 2003, we downsized our Global Services division, which provides professional services to third parties, through reductions in force and divestitures.  Although consulting services remain a substantial portion of our revenues, these actions have contributed to a general decline in the overall revenues received from our consulting services in the past several quarters.  We expect this decline in revenue to continue through at least the first quarter of 2003.

The portion of our license and service revenues attributable to sales outside the United States continues to be a substantial portion of our overall revenues. In 2002, approximately 35% of our license and service revenues were derived from sales outside United States, compared to 34% in 2001.

For the year ended December 31, 2002,  transactions with SAP accounted for approximately

24.8% of our total revenues and transactions with one customer accounted for 11.0% of the Company’s total revenues compared to the year ended December 31, 2001 where transactions with SAP accounted for 19.4% of the Company’s total revenues.  For the years ended 2002 and 2001, no other customer accounted for more than 10% of the Company’s total revenues.  Additionally, for the year ended December 31, 2000, no customer accounted for more than 10% of the Company’s total revenues.

Significant Trends Affecting Our Business

Industry Dynamics—Decline in Enterprise Spending.  The enterprise software industry is characterized by several trends that may have a material impact on our strategic planning, results of operations and financial condition.  One key trend has been the decline in spending on enterprise software as a result of the weakened global economy and uncertainty due to recent international events.  This decline in enterprise spending has had a direct and significant adverse impact on our ability to generate license revenues from new and existing customers.  The decline in spending has also been coupled with increased competition in our industry resulting in significant downward pricing pressure on our products.  Taken together, these trends have resulted in a significant reduction in new sales and declining average selling prices for the products we do sell.

New Product Introduction.  We launched the Commerce One Conductor platform, our new product, in March of 2003.  However, due to the recent timing of this release and the length of our sales cycle that can take an average of four to six months, it could take several quarters before we receive significant license revenue from this product, if at all.  In the interim, it may be difficult to sell our Supplier Relationship Management applications, due to customer concerns over committing to such applications in light of the new Commerce One Conductor release. If we are not successful in selling Commerce One Conductor to current and new customers, our license revenues will be adversely affected.

Dependence on SAP—Loss of Future SAP Revenues.  We have historically relied for a substantial portion of our license revenue on our relationship with SAP.  In 2002, SAP accounted for $19.7 million of our $28.6 million in license revenue.  In addition, SAP has been an important source of new customers for us by providing us with an opportunity to sell our products to the relatively large installed base of SAP customers.  As discussed in more detail in the section below called “Relationship with SAP,” we received no license revenue from SAP in the fourth quarter of 2002 and do not expect to derive any significant revenues from SAP in 2003, or thereafter, or to have direct access through SAP to its installed based of customers.

Cash Flows From Operations.  We have undertaken and are continuing to pursue a number of measures to reduce cash-related expenses that affect our cash flows from operations.  These measures include significant headcount reduction, renegotiating our real estate lease obligations and divesting certain businesses that we believe are not critical to our core product initiatives.  While these efforts helped reduce total expenses from cost of sales, sales and marketing, product development, and general and administrative expenses from $1,308.5 million in 2001 to $442.1 million in 2002, our operations are still drawing upon our cash reserves.  If we do not significantly decrease our cash expenses, increase cash revenues or obtain additional financing, we will continue to have significant negative cash flows from operations.

Liquidity.  We had cash and cash equivalents and investments of approximately $112.9 million at December 31, 2002, of which $77.3 million was unrestricted cash and short-term investments that can be used to fund operations.  In the quarter ended March 31, 2003, we expect that our operations will use approximately $39 million of our cash reserves.  Based upon our current plans and expectations for revenues and expenses, we believe that our available cash resources will be sufficient to finance our presently anticipated operating losses and working capital expenditure requirements through the 2003 calendar year.   However, plans and future events are inherently uncertain.  Should our levels of revenue (particularly our license revenues pertaining to our new Commerce One Conductor platform product) and cash, cash equivalents and investments fall short of our expectations, we will take action to further reduce our operating expenses, primarily through reductions of personnel-related costs, and we believe such action, if needed, will allow us to have sufficient cash to finance our expected operating losses and working capital requirements through the 2003 calendar year.  The forecasts of the periods of time through which our financial resources will be adequate to support our operations and the forecasts regarding our ability to reduce our expenses to allow us to have adequate cash resources through 2003 are forward-looking statements that involve risks and uncertainties, and actual results could vary materially as a result of various factors, including without limitation our ability to sell and gain acceptance in the market of our new Commerce One Conductor platform product, our ability to significantly reduce our real estate lease obligations, our future revenues and expenses, growth or contraction of operations and general economic pressures and other factors described in the section entitled “Risk Factors.”  See “Liquidity and Capital Resources.”

Revenue Mix.  Our business model relies on our ability to generate revenue from license fees and, to a lesser extent, from the services we provide.  Revenues from license fees, though a lower overall percentage of our revenues, have relatively higher gross margins than revenues from services.  Because our revenue from license fees has declined more significantly than service revenue, the percentage of our revenues from the sale of lower margin services increased in 2002.  We expect this trend to continue in the short term unless we are able to successfully generate significant sales of our Commerce One Conductor platform product, which was released in March 2003.

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

Revenue recognition and related accounting policies

Our revenue recognition policies are consistent with Statement of Position 97-2 “Software Revenue Recognition,” as modified by Statement of Position 98-9.

Revenues from license agreements for our software products are recognized upon delivery of the software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable. In the limited circumstances where our software is licensed to third parties through indirect sales channels (primarily in international locations), license fees are generally recognized as revenue, under the “sell-through method,” when the criteria described above have been met and the reseller has sold the software to an end user customer. While generally we do not license software under barter or concurrent arrangements, whenever software has been licensed under such arrangements, we have recognized revenue equal to the net monetary amounts to be received by us.

We reduce license revenue to reflect estimated product returns. While as a matter of contract and general practice, we do not accept the return of software products after the expiration of any acceptance periods, unforeseen contractual disputes with customers may require us to accept the return of a product.  Management uses a percentage of trailing license revenue in order to calculate the required reserve balance.  The appropriate percentage is determined by analyzing information pertaining to past customer issues or disputes for particular products.  Our reserves have decreased significantly over the past twelve months due to lower license revenue.  Should our actual product returns be greater than our estimates, revisions to the product return allowance would be required which may lead to a decrease in license revenue.

We charge estimated product warranty costs to cost of licenses at the time revenue is recognized.

While we engage in extensive product quality programs and processes prior to the release of software, unforeseen product errors may exist in our products that may require us to incur costs to correct or replace the affected products.  We create the warranty reserve by analyzing actual work performed pursuant to warranty disputes in previous quarters, the mix of our product offerings and the relative amount of time those products have been generally available.  Should warranty claims, and therefore our actual costs, be greater than our estimates, revisions to the estimated warranty costs would be required which may lead to an increase in cost of license for the affected period.

Revenues from professional services contracts are generally recognized on a time and material basis.  However, when we perform work on a fixed price basis, revenue is recognized on the percentage-of-completion method, with costs and estimated profits recorded as work is performed.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability, including final contract settlements, may result in revisions to costs and revenues, which are recognized in the period in which the revisions are determined.

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

Revenue is recognized using contract accounting for arrangements involving significant customization or modifications of the software or where professional services are considered necessary to the functionality of the software. Revenue from these software and services arrangements is recognized using the percentage-of-completion method by utilizing specific milestones in order to assess the progress achieved.

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

Deferred revenue consists of prepaid licenses fees as well as prepaid fees for services, subscription fees, and maintenance and support agreements.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  Factors that management considers in determining the allowance for doubtful accounts include the current credit worthiness of the customer, prior payment history and the age of the receivables.  We will periodically assess whether our realization differs substantially from our estimates to refine our assumptions.  During 2002, we decreased the balance of our allowance for doubtful accounts primarily due to a decrease in our accounts receivable balance related to an overall revenue decline.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make such payments, increases in the allowance may be required.

Long-lived assets and Goodwill

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long- lived Assets,” and SFAS No. 142, “Goodwill and Other

Intangible Assets,” we periodically assess the carrying value of our long-lived assets including property and equipment, goodwill, our Technology Agreement with Covisint and other identified intangible assets for impairment.  An impairment assessment is performed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Impairment indicators include, but are not limited to, our net book value as compared to market capitalization, significant negative industry and economic trends, a significant decline in our stock price for a sustained period and significant under performance relative to historical and projected future operating results.  In assessing the recoverability of the current carrying value of goodwill and other intangible assets, we must make assumptions regarding the estimated future cash flows attributable to these assets.  In addition we must make assumptions regarding discount rates to determine the fair value of the respective assets. We have typically relied on valuation experts to assist in the analysis of these factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded which could have a significant impact on our operating results.  In 2002, we recorded impairment charges of $394.0 million related to property and equipment, goodwill and other intangible assets.

Restructuring Accrual

We have undergone multiple restructuring transactions during 2001 and 2002.  In accordance with Emerging Issues Task Force Issue (referred to as EITF) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” the cost associated with these transactions have been charged to restructuring expense in the period in which we committed to the restructuring plan.  The charges relating to the consolidation and closing of facilities and asset dispositions required significant estimates to determine the amount of future payments to be accrued as a part of the restructuring activity.  A change in the circumstances related to the plan for closure of the facilities could result in additional charges or the reversal of prior charges taken.  Due primarily to negotiated lease terminations for space vacated due to various restructurings, amounts previously charged to restructuring costs of approximately $5.7 million were reversed during the quarter ended December 31, 2002, reducing the net expense for restructuring recorded in the quarter ending December 31, 2002.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (referred to as EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit plan, as required under EITF Issue No. 94-3.   The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 may affect the timing of recognizing future restructuring costs and the amounts recognized under such costs.

Relationship with SAP

Commercial Relationship

Commerce One has had a strategic relationship with SAP since 2000.  Over the course of the relationship, SAP has accounted for a significant portion of our license revenue.  However, the relationship has changed significantly over time.  As a result of these changes and changes in the marketplace, the revenues we derive from our relationship with SAP have declined substantially.  We do not expect to derive significant revenues, if any, from SAP in 2003 or thereafter.  To the extent we do receive any revenues from SAP in the future, we expect that such revenues will relate to ongoing maintenance and support fees as opposed to license fees.

Commerce One’s strategic relationship with SAP commenced on September 18, 2000, when the Company entered into a strategic alliance agreement with SAP AG to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications.  These products were primarily targeted at electronic marketplace customers, a market which has since declined substantially.  This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party.  The amount of the royalty was generally based on a percentage of the total license fee paid by the customer.

SAP historically has made non-refundable royalty prepayments to Commerce One, which the Company has recorded as deferred revenue as payments are received.  As SAP incurs the obligation to pay royalties to Commerce One, these royalties are credited against this deferred revenue and recognized as revenue by Commerce One.  Prepayments received from SAP and included in deferred revenue totaled approximately $10.2 million and $33.8 million as of December 31, 2002 and 2001, respectively.  When Commerce One licenses one of the jointly developed products to its customers, it pays a royalty to SAP in connection with the sale.  These royalty payments are recorded as a reduction of license or support revenue, as appropriate.  In 2002, 2001 and 2000, we made royalty payments to SAP of approximately $1.3 million, $16.9 million and $10.5 million, respectively.

During 2001, Commerce One and SAP amended these agreements to provide for different rights to resell certain technology included in the jointly developed products and for varying royalty rates and maintenance fees depending on the particular product, category of customer and other factors.

Effective January 1, 2002, the Company amended its strategic alliance agreement with SAP to simplify its royalty payment provisions and to provide SAP with an unlimited right to resell the jointly developed products on a fixed fee basis, as well as a right to resell certain other Commerce One technology on an original equipment manufacturer basis, for the first three quarters of 2002.  In exchange, SAP reported to us a total of approximately $20.7 million, primarily attributable to license fees, as well as related support and maintenance.  We credited the aggregate fee of approximately $20.7 million against the prior prepayments by SAP, which had been recorded as deferred revenue.  Commerce One recognized the license and maintenance revenue ratably over the three-quarter period ending September 30, 2002.  The amendment provided that during this three-quarter period, Commerce One would pay SAP a royalty fee based upon a fixed percentage of the total license fee for jointly developed products sold by Commerce One, if any.  The amendment further provided that the agreement would default to the historical royalty structure in the event the parties failed to agree on a new payment schedule by September 30, 2002.  Commerce One and SAP have not renegotiated the royalty payments, and therefore the parties will revert to the historical royalty structure when payments, if any, are due.

The parties entered into a subsequent amendment effective December 20, 2002 in which the parties clarified Commerce One’s support obligations for prior versions of the Marketset product, granted reciprocal rights to distribute certain connector technology related to the Marketset product on a royalty-free basis, and resolved certain outstanding payment issues relating to services and maintenance fees for certain joint customers.

SAP’s license royalty payments to Commerce One historically have constituted a substantial portion of the Company’s revenues, including during 2002 and 2001.  Historically, SAP was instrumental in assisting us with selling the jointly developed products, MarketSet and Enterprise Buyer, to SAP’s customer base.  However, these royalty payments have declined in the past year with the decline of the market for electronic marketplace solutions.  In 2002, 2001 and 2000, SAP reported royalties to us of approximately $24.3 million, $79.1 million and $44.6 million, respectively, of which license revenues were approximately $19.7 million, $68.3 million and $44.1 million, respectively.

Commerce One and SAP have each phased out the jointly developed Enterprise Buyer procurement products and replaced such products with its own successor procurement products.  As a result, corresponding revenues received from SAP for the sale of such products have ceased, and we do not expect to receive any future revenues from the sale of these products by SAP.  Similarly, revenues from the MarketSet product, primarily targeted at the electronic marketplace sector, have declined substantially and we do not expect to receive significant future license revenues, if any, from the sale of this product by SAP.  Accordingly, and as a result of the expiration of the fixed fee arrangement referenced above, Commerce One does not anticipate that it will continue to generate significant revenues, if any, from SAP in 2003 or thereafter.

The Company also has generated revenue from its relationship with SAP by performing professional services as a subcontractor to SAP, primarily on software implementation engagements where the Company has jointly sold MarketSet or Enterprise Buyer to an SAP customer. SAP also has completed professional services for the Company by acting as a subcontractor, primarily in relation to the jointly sold MarketSet or Enterprise Buyer products.  These revenues and expenses have declined over time and we expect they will continue to decline commensurate with the decline in license sales of the parties’ joint solutions.

The Company also has generated revenue from its relationship with SAP by providing technical customer support and maintenance services to joint customers.  In 2002, support of such customers represented a substantial percentage of the Company’s total support and maintenance revenue.  Amounts received from SAP include payments based on a certain percentage of total support and maintenance fees received by SAP from the customer.  In addition, we amended the strategic alliance agreement on January 1, 2002 to provide that SAP would pay us $500,000 per quarter for certain support obligations relating to Marketset.  Under the terms of that agreement, the fixed payment is scheduled to cease on September 30, 2003. As a result, and as a result of the decline in license sales of the parties’ joint solutions, we expect revenues received from SAP for technical support and maintenance to decline substantially in 2003.  If we are unable to replace such revenues with substantial support and maintenance revenue related to the sale of our new products, our overall revenues will be harmed.

Equity Relationship

At the time we entered into the strategic alliance agreement with SAP in 2000, we sold 505,955 shares of our common stock to SAP for an aggregate purchase price of approximately $250 million.

Subsequently, in 2001, we sold an additional 4,748,477 shares of our common stock to SAP for an aggregate purchase price of approximately $225 million.

In connection with our issuance of common stock to SAP, we entered into various agreements that restrict SAP’s ability to acquire more than 23% of our outstanding common stock or otherwise attempt to acquire control of Commerce One, restrict its transfer of the shares of common stock that it purchased from us and, in very limited ways, affect SAP’s ability to vote its shares of our common stock.  We also granted SAP certain rights to require us to register the resale of its shares of our common stock, certain pro rata rights to acquire additional shares of our common stock and the right to have a designee appointed to our board of directors or to send an observer to our board of directors meetings.  As of December 31, 2002, SAP has not exercised its right to have such a designee appointed, but has exercised its right to send an observer to our board of directors meetings.

As of December 31, 2002, through its purchases from us and on the open market, SAP beneficially owned approximately 20% of our outstanding common stock.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents and investments of approximately $112.9 million at December 31, 2002 compared to approximately $288.2 million at December 31, 2001.  The amounts as of December 31, 2002 included approximately $35.6 million that collateralized certain of our obligations related to operating lease agreements for computer equipment and office facilities, potential workers compensation claims and an outstanding note payable.  The amounts as of December 31, 2001 included approximately $14.3 million that collateralized certain of our obligations related to operating lease agreements for office facilities, potential workers compensation claims and the guarantee of a personal home mortgage of an executive officer. As of December 31, 2002, we had $77.3 million in unrestricted cash and short-term investments that could be used to fund our operations.

Net Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $217.5 million for 2002, as compared to net cash used in operating activities of approximately $267.0 million and $0.1 million for 2001 and 2000, respectively.  Cash used in operating activities for 2002 resulted primarily from the net loss in 2002, excluding non-cash charges for amortization, depreciation, and impairment charges for fixed assets, the equity investment held in Covisint, goodwill and other intangible assets. The payment of outstanding accounts payable, accrued compensation and other current liabilities, along with a decrease in deferred revenue contributed to additional cash used in operations.

Net Cash Provided by Investing Activities

Net cash provided by investing activities totaled approximately $92.3 million for 2002, as compared to cash used in investing activities of $10.9 million and $137.1 million in 2001 and 2000, respectively.  Cash provided by investing activities related to the maturities of short-term investments, proceeds from divestitures, and the sale of fixed assets. This was partially offset by the purchase of short-term investments and purchases of property and equipment.  Our net capital expenditures were approximately $6.5 million for 2002, $39.5 million for 2001 and $79.2 million for 2000. Our capital expenditures have historically consisted of purchases of computer hardware and software, office furniture and equipment and leasehold improvements.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $7.3 million for 2002, compared to $255.1 million in 2001 and $300.9 million in 2000.  The cash provided in 2002 resulted from the exercise of employee stock options, stock purchased through the  employee stock purchase plan and cash proceeds drawn from a note payable to Silicon Valley Bank entered into during the fourth quarter of 2002, offset by the payment of the outstanding balance of our loan from Microsoft in the amount of $19 million and the payment of the loan to a former officer that we assumed upon his termination. The cash provided in 2001 resulted primarily from the $219.3 million in net proceeds from the issuance of common stock to SAP, as well as proceeds from the issuance of common stock upon the exercise of employee stock options and cash proceeds drawn from an interest free loan in connection with the alliance agreement entered into with Microsoft Corporation during the first quarter of 2001. The cash from financing in 2000 resulted primarily from the $249.8 million in net proceeds from the issuance of common stock to SAP and the issuance of common stock upon the exercise of employee stock options.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2002, and the effects such obligations are expected to have on our liquidity and cash flows in certain future periods after December 31, 2002 (in thousands):

	Total	Less than one year	1 to 3 years	4 years and thereafter
Non-cancelable operating lease obligations	$102,095	$26,005	$49,875	$26,215
Silicon Valley Bank Note Payable	25,000	—	25,000	—
Total	$127,095	$26,005	$74,875	$26,215

Real Estate Obligations

Commerce One presently occupies office space in seven locations throughout the United States, although much of that space is underutilized.  In addition, we have lease commitments in seven other locations that we no longer use.  We have succeeded in subleasing some of our surplus office space.  However, the depressed real estate market has hindered our ability to find subtenants in several other locations, and much of our office space remains fully or partially vacant.  In a number of locations, including some which we still occupy, we have stopped paying rent as we attempt to renegotiate and/or settle our lease obligations with various landlords.  As a consequence, some landlords have initiated litigation, and it is likely that others will file claims in the near future.  The pending litigation is described under Item 3. (Legal Proceedings) of this Form 10-K.

Collectively, as of December 31, 2002, our long-term non-cancelable obligations for future rents payable through March 2011 were approximately $102.1 million.  This amount includes $34.7 million which was accrued as restructuring costs as of December 31, 2002.  As of December 31, 2002, we had approximately $112.9 million in cash and cash equivalents and short-term investments.  Of this amount, $77.3 million represented unrestricted cash and short-term investments.  During the quarter ended March 31, 2003, we expect that we will utilize approximately $39.0 million of our cash reserves.  Unless we achieve positive cash flow from our operations, we believe that our ability to renegotiate some or all of our lease obligations will materially impact our capability to fund our continuing operations.  In addition, if we are able to reach agreements with our various landlords to settle or reduce our real estate obligations, those agreements likely will require us to make significant cash payments to the landlords in the near term, which may have a material effect on our cash position.

We have no significant capital commitments or obligations other than those described in the analysis above.  We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, we have not guaranteed any obligations of unconsolidated entities nor have we any commitment or intent to provide additional funding to any such entity.

Sources of Liquidity and Capital

We have historically satisfied our cash requirements primarily through the issuances of equity securities and, to a significantly lesser extent, through debt financing.

On March 15, 2001, we entered into an alliance agreement with Microsoft in connection with the marketing, promotion and optimization of Commerce One products using Microsoft technology. To support the optimization, Microsoft made a two-year, interest free loan of $19.0 million to us.  This loan was originally due on March 15, 2003 but would become immediately payable in the event we breached certain provisions of the loan agreement or alliance agreement.

On March 22, 2002, Commerce One and Microsoft terminated the alliance agreement and revised the terms of the loan agreement.  The note was repaid in full to Microsoft on October 3, 2002.

On October 23, 2002, we executed an agreement with Silicon Valley Bank for a credit facility of up to $25.0 million.  The loan facility is due by November 29, 2005 or upon the earlier default by Commerce One, which is generally defined in the agreement to include the following:  failure to pay any obligation to Silicon Valley Bank under the agreement within three (3) days of the due date; failure of the Company to maintain its legal existence and good standing where such failure could materially impact the value of the loan collateral; failure to provide certain financial information to the bank within the time periods prescribed by the contract; failure to pay taxes where such payment obligations are not subject to good faith dispute; the placement of any uncorrected material lien or seizure judgment against the Company’s assets; any material change in the value of the assets collateralizing the loan; the filing of an insolvency proceeding; any judgment or accelerated payment obligation exceeding $3,000,000; or a material misstatement or misrepresentation in the loan application.  The loan facility bears interest at a rate between one-half and three-quarters of a point below the Silicon Valley Bank’s prime rate (3.75% at the time of the filing of this Form 10-K).  In the fourth quarter of 2002, Commerce One drew $25.0 million against the credit facility.  All amounts drawn by Commerce One are fully secured by a cash collateral account with Silicon Valley Bank and as a result, the loan does not result in any net additional unencumbered cash to Commerce One.

Based upon our current plans and expectations for revenues and expenses, we believe that our available cash resources will be sufficient to finance our presently anticipated operating losses and working capital requirements through the 2003 calendar year.   SAP has historically provided significant revenues to us ($24.3 million, $79.1 million and $44.6 million in 2002, 2001 and 2000, respectively).  We do not expect significant revenues from SAP, if any, in 2003.  We announced a restructuring on January 30, 2003, which will reduce the overall headcount to approximately 350 by March 31, 2003.  Furthermore, we expect to use approximately $39 million in cash to fund our operations in the first quarter of 2003.  Should our levels of revenue (particularly our license revenues pertaining to our new Commerce One Conductor platform product) and cash, cash equivalents and investments fall short of our expectations, we will take action to further reduce our operating expenses, primarily through reductions of personnel-related costs, and we believe such action, if needed, will allow us to have sufficient cash to finance our expected operating losses and working capital requirements through the 2003 calendar year.  Such actions may involve further reductions in force and other operating expense reductions.  Our future liquidity and capital requirements will depend on numerous factors including our ability to sell and gain acceptance in the market of our new Commerce One Conductor platform product, our ability to significantly reduce our real estate lease obligations, our future revenues and expenses, growth or contraction of operations and general economic pressures.   We may need to seek to sell additional equity or debt securities or secure a bank line of credit.  The sale of additional equity or convertible debt securities is likely to result in additional dilution to our stockholders.  We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.  The current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding.  In addition, our ability to secure additional funding may largely depend on our ability to renegotiate our real estate obligations.   The forecasts of the periods of time through which our financial resources will be adequate to support our operations and the forecasts regarding our ability to reduce our expenses to allow us to have adequate cash resources through 2003 are forward-looking statements that involves risks and uncertainties, and actual results could vary materially as a result of the factors described in this paragraph and in the section entitled “Risk Factors.”

RESULTS OF OPERATIONS

The following table sets forth the results of operations for the Company expressed as a percentage of total revenues for the years ended December 31, 2002, 2001 and 2000. The Company’s historical operating results are not necessarily indicative of the results for any future period.

COMMERCE ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
Revenues:
License fees	27%	32%	56%
Services	73%	68%	44%
Total revenues	100%	100%	100%
Costs and expenses:
Cost of license fees	182%	162%	4%
Cost of services	65%	56%	35%
Sales and marketing	75%	45%	42%
Product development	73%	29%	25%
General and administrative	24%	29%	11%
Purchased in-process research and development	—	1%	1%
Stock compensation	8%	24%	10%
Restructuring costs and other	22%	31%	—
Amortization of goodwill and other intangible assets	11%	81%	58%
Impairment of intangible assets, fixed assets and equity investments	203%	274	—
Total costs and expenses	663%	732%	186%
Loss from operations	(563)%	(632)%	(86)%
Interest income and other, net	4%	2%	2%
Provision for income taxes	0%	2%	2%
Net loss	(559)%	(632)%	(86)%

YEARS ENDED DECEMBER 31, 2002, 2001 and 2000.

Revenue

Total revenues for 2002 decreased to approximately $105.5 million compared to $408.6 million for 2001 and $401.8 million for 2000.

License revenues for 2002 decreased to approximately $28.6 million compared to $130.9 million for 2001 and $223.3 million in 2000.  In 2002, the decrease in license revenues relative to prior years primarily resulted from significantly fewer opportunities to license electronic marketplaces, the focus of the Company’s previous generation of products; a significant slowdown in technology spending coupled with the continued general economic downturn; and intense competition in the SRM market, to which the Company was a relatively new entrant in 2002; all of which resulted in fewer customer orders and lower average selling prices.  Approximately $19.7 million of our total $28.6 million in license fees in 2002 was recorded as revenue from

SAP pursuant to the fixed fee arrangement with SAP for the first three quarters of 2002.  These fees were credited against prior prepayments to Commerce One, which previously were recorded as deferred revenue.  As a result, such fees did not provide us with any net additional cash at the time the revenue was recognized.  Direct license sales of our products, including our SRM applications, represented a relatively small percentage of the total license fees for the 2002 fiscal year. We expect a substantial decrease in license revenues in 2003 as compared to 2002, as license revenues from SAP are expected to be substantially decreased or eliminated, and sales of our current products are expected to decrease in light of the general release of the new Commerce One Conductor platform, as we introduce and develop the market for the Commerce One Conductor platform.

Services revenues for 2002 decreased to $76.9 million compared to $277.7 million in 2001 and $178.5 million in 2000. The percentage of our revenues attributable to professional services in 2002 decreased significantly compared to 2001, but professional services remained the largest portion of our overall revenue.  This decrease resulted primarily from the downsizing of the Global services division through reductions in force and divestitures of various Global Services divisions, a reduction in the amounts received from various historical revenue-sharing arrangements, continued termination and reduction of support and maintenance agreements by existing customers, particularly our electronic marketplace customers, and a decrease in revenues from maintenance and hosting services commensurate with the overall decline in license revenues.  We expect that services revenues may decline further in the short term primarily as a result of the divestiture of our marketplace service division that took place in January 2003 and the decrease in the number of employees in our professional service division.  In addition, our new Commerce One Conductor platform product was released for general availability in March 2003, and we do not expect it to generate significant services engagements or maintenance revenues in the short term until the product is more broadly used by our customers.

In January 2003, we closed the sale of CommerceOne.net, our marketplace services business, consisting of auction services, subscription services, content services and hosting services, to eScout.  During 2002, we recognized a total of approximately $11.8 million in services revenue from CommerceOne.net related services.  Subsequent to this sale, Commerce One no longer offers these services and therefore will not receive any future revenues related to these services.

Payments received from our strategic alliance with SAP constituted a substantial portion of our total revenues during the years 2002, 2001 and 2000.  Total revenues received from SAP were approximately $26.1 million, $79.1 million and $44.6 million for the years 2002, 2001 and 2000, respectively, of which license revenues were approximately $19.7 million, $68.3 million and $44.1 million.  We do not expect to receive significant revenues from SAP in 2003 or thereafter.

Cost of Revenues

Cost of revenues consisting of cost of services and cost of licenses were approximately $260.6 million, or 247% of total revenues, in 2001; $890.3 million, or 218% of total revenues, in 2000; and $154.7 million, or 39% of total revenues, in 2000.

Cost of license fees was $192.4 million for 2002, compared to $662.3 million for 2001 and $14.9 million for 2000. In 2002, cost of license fees was primarily composed of charges related to the impairment of the Technology Agreement with Covisint of approximately $180.0 million and the amortization of the cost of the Technology Agreement with Covisint of approximately $10.4 million.  In 2001, cost of license fees included charges related to the impairment of the Technology Agreement with Covisint of approximately $592.3 million and the amortization of the cost of Technology Agreement with Covisint of approximately $55.2 million.  We currently estimate that the amortization of the Technology Agreement with Covisint will be approximately $0.5 million per quarter over the remaining eight-year term of the agreement

Cost of services, which primarily consists of consulting, personnel and related cost, software maintenance and training costs, was $68.2 million for 2002, $228.0 million for 2001 and $139.7 million for 2000. The decrease in cost of services in 2002 resulted primarily from the decrease in personnel-related expenses resulting from the downsizing of the Global Services division through reductions in force and divestitures of certain business segments.

As of December 31, 2002, the overall number of employees working in our Global Services division was 234, a significant decrease from 640 as of December 31, 2001.  Pursuant to our restructuring announced in January 2003, this number further decreased to approximately 169 at March 1, 2003. Consistent with the decrease in the size of our professional services organization, we expect a decline in professional services costs over the next few quarters.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related cost and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $78.9 million for 2002, $183.4 million for 2001 and $168.6 million for 2000. The decrease in 2002 was primarily attributable to an overall decrease in the average number of sales and marketing personnel during the year, as well as a decrease in marketing-related activity related to product user conferences held during the year.  The number of employees engaged in sales and marketing was approximately149 at December 31, 2002 compared to approximately 395 at December 31, 2001 and 642 at December 31, 2000.  Pursuant to our restructuring announced in January 2003, this number further decreased to approximately 84 at March 1, 2003.  We expect that sales and marketing expenses will decrease over the next year primarily as a result of a decrease in the number of employees in this area as part of our corporate restructuring efforts.

Product-Development Expenses

Product-development expenses consist primarily of personnel and related costs associated with our product-development efforts. In 2002, these expenses related primarily to the development of our new Commerce One Conductor platform product, as well as certain expenses pertaining to ongoing development of our SRM applications.  Product-development expenses were approximately $76.9 million for 2002, $118.2 million for 2001 and $102.7 million for 2000.  The decrease in product-development expenses was primarily attributable to an overall decrease in the average number of product-development personnel employed during the year and decreased consulting-related expenses to support development of our products.

The overall number of employees engaged in product-development decreased to 302 at December 31, 2002, compared to 588 at December 31, 2001 and 561 at December 31, 2000. Pursuant to our restructuring announced in January 2003, this number further decreased to approximately 202 at March 1, 2003.

In January 2003, we entered into an outsourcing arrangement with Satyam Computer Services Limited.  Pursuant to this agreement, Satyam will provide certain support, maintenance and product development services with respect to our SRM applications, including our Commerce One Buy and Commerce One Source products.

Despite additional costs associated with our outsourcing agreement with Satyam, we expect total product development expenses to decrease in 2003 due to the significant reduction in the number of employees engaged in product development.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses were approximately $25.6 million for 2002, $116.6 million for 2001 and $43.2 million for 2000. The decrease in 2002 was primarily attributable to an overall decrease in the average number of general and administrative personnel employed during the year.  The number of employees engaged in general and administrative functions was 94 at December 31, 2002, compared to 273 at December 31, 2001 and 571 at December 31, 2000.  Pursuant to our restructuring announced in January 2003, this number further decreased to approximately 56 by March 1, 2003.  We expect general and administrative expenses will decrease over the next year due primarily to the decrease in the average number of employees in this area as a result of these restructuring efforts.

Stock Compensation

Stock compensation expenses result from the grant of stock options, grant of restricted common stock and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock.

Stock compensation expense was approximately $8.7 million in 2002, $98.3 million in 2001 and $39.8 million in 2000.  The decrease in stock compensation expense in 2002 was primarily attributable to the cancellation of certain options assumed in the acquisitions of Appnet and Mergent due to the termination of the related employees.  The remaining deferred stock compensation for non-cancelled options will continue to be amortized over the original vesting periods of three to four years. The expense related to a restricted stock grant made to our employees in May 2001 is being amortized over a two-year vesting period.

On January 30, 2003, Commerce One announced that we recently discovered that we had overstated the company’s stock compensation expense for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, resulting in a net loss for those periods that was slightly better than previously reported.  The stock compensation expense for these periods was less than previously reported by approximately $10.6 million in the third quarter of 2002, $8.8 million in the second quarter of 2002 and $8.9 million in the first quarter of 2002.  This overstatement related to non-cash stock compensation expenses for certain employees from prior acquisitions no longer employed with us, but for whom we continued to  amortize the expense.  After adjusting the results in these quarters to correctly reflect the lower expense, the adjusted net loss on a GAAP basis for the third quarter of 2002 was reduced to $36.3 million or $1.25 per share, for the second quarter of 2002 was reduced to $62.3 million, or $2.15 per share, and for the first quarter of 2002 was reduced to $211.7 million, or $7.36 per share.  We also discovered that we had overstated our deferred stock compensation expense for the fiscal years ended 2000 and 2001 by amounts that were immaterial to the financial results for those periods.

Restructuring Costs and Other

Beginning in 2001, we implemented multiple restructuring plans (the “Plans”) aimed at significantly reducing our annual operating expenses while realigning our resources around our core product initiatives. The restructuring costs under the Plans were estimated at $126.6 million. Collectively, the Plans included the costs associated with the termination of approximately 2,070 employees.  These costs covered such items as separation pay, outplacement services and benefit continuation.  Costs also included the termination of certain office leases, the divestiture of certain parts of our Global Services division, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by terminated employees.

In April 2002, management approved and began to implement a corporate restructuring plan (the “First Plan”) aimed at streamlining our cost structure.  Included in the plan were costs related to severance pay, outplacement services, benefits continuation, write-down of the carrying value of computers and equipment used by employees terminated, office closures and the termination of certain office leases.  The plan included staff reductions totaling approximately 500 employees from all areas of the company.  The restructuring charges relating to this plan were estimated at $15.9 million and were recorded during the quarter ended June 30, 2002.  This restructuring plan was aimed at reducing our annual payroll and facilities related expenses by approximately $80 million.

In October 2002, management approved and began to implement an additional corporate restructuring plan (the “Second Plan”) aimed at further reducing operating expenses while focusing our resources on our core product, the Commerce One Conductor platform. The restructuring charges related to the Second Plan were estimated at $12.0 million and were recorded during the quarter ended December 31, 2002.  The Second Plan included the costs associated with the termination of approximately 400 employees including severance pay, outplacement services and benefit continuation, the termination of certain office leases, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by terminated employees.  This restructuring plan was aimed at reducing our annual payroll and facilities related expenses by approximately $68 million.

Subsequently, in January 2003, management approved and began to implement an additional corporate restructuring plan, again focused on reducing operating expenses.  Pursuant to this plan, we terminated approximately 430 employees, resulting in approximately 350 employees as of March 31, 2003.  The restructuring charges associated with this action were estimated at $11 million and are expected to be recorded in the first quarter of 2003.

The following table summarizes the activity related to the restructuring liability for the year ended December 31, 2002, (in thousands):

	Accrued restructuring costs at December 31, 2001	Amounts charged to restructuring costs and other	Amounts reversed	Amounts paid or written off	Accrued restructuring costs at December 31, 2002
Lease cancellations and commitments	$50,889	$4,600	$(10,452)	$(10,293)	$34,744
Termination payments to employees and related costs	4,515	23,749	(193)	(26,558)	1,513
Write-off on disposal of assets and related costs	440	5,404	(161)	(5,570)	113
Total restructure accrual and other	$55,844	$33,753	$(10,806)	$(42,421)	$36,370
Less non-current accrued restructuring charges					$(21,947)
Accrued restructuring charges included within other accrued liabilities					$14,423

Lease cancellations and commitments

In the second and fourth quarters of 2002, we incurred restructuring charges of approximately $0.5 million and $4.1 million, respectively, for facilities consolidated or closed in the United States, Europe and Asia.  These offices were responsible for the sale of our software products, professional services or customer support.  These restructuring charges reflect the remaining contractual obligations under facility leases net of anticipated sublease income from the date of facility abandonment to the end of the lease term.  In addition, the charges include $3.7 million of changes in management assumptions regarding sub-lease income.  Amounts reversed are mainly related to early lease settlement negotiations for certain leased properties, resulting in a reversal of $5.7 million, and changes in management assumptions regarding broker fees in connection with assumed sub-lease income, resulting in a reversal of $1.3 million.  Certain facilities continued in use during the completion of the restructuring.  For those facilities, we continued to record monthly rent expense to operations until the facilities were available for sub-lease or were abandoned.  Accrued restructuring costs related to lease cancellations and commitments as of December 31, 2002 were approximately $34.7 million, of which $21.9 million related to non-current obligations.

In conjunction with our restructuring efforts, in 2002 and the first quarter of 2003, we paid a total of approximately $6.9 million in settlements with landlords to substantially reduce or eliminate various long-term real estate obligations.

Termination payments to employees and related costs

In the second and fourth quarters of 2002, we incurred restructuring charges of approximately $13.3 million and $8.3 million, respectively, for the termination of approximately 900 employees to cover costs such as separation pay, outplacement services and benefit continuation.  The separation payments and termination benefits were accrued and charged to restructuring costs in the period that both the benefit amounts were determined and such amounts were communicated to the affected employees.  The employee reductions occurred in all areas of the Company and, as of December 31, 2002, all of the employees had been notified and the majority of these terminations had been completed.  We expect that the accrued termination payments of approximately $1.5 million accrued as of December 31, 2002 will be fully paid during 2003.

Write-off on disposal of assets and related costs

In the second and fourth quarters of 2002, we incurred restructuring charges of approximately $2.0 million and $3.4 million, respectively, related to the carrying values of equipment and leasehold improvements abandoned in connection with the restructuring.  Included in the assets disposed of and charged to restructuring costs are personal computers and equipment used by terminated employees, office equipment and leasehold improvements in connection with closure or consolidation of facilities and subsidiaries in the United States, Asia and Europe. Substantially all identified assets had been taken out of service and were held for disposal at the end of the respective quarter in which the charge was taken. We expect the restructuring costs of approximately $0.1 million accrued as of December 31, 2002 will be fully utilized during 2003.

Costs associated with divestiture of certain businesses

In October 2001, we executed an asset sale to Beaconfire Consulting Inc., a company composed of former Commerce One employees.  In consideration of the assets sold, we received a note receivable with a face value of approximately $0.4 million due on September 30, 2006, that bears an annual interest rate of 8%, receivable on a quarterly basis.  Subject to certain criteria, we also have the right to receive a 4% and 4.5% annual share of future revenues of Beaconfire Consulting for the two and succeeding three years, respectively, payable on a quarterly basis and beginning at the end of, and including payment for, the quarter ending December 31, 2001.

In October 2001, we executed a stock transfer and asset sale with Edgar, Dunn & Company, Inc., a company composed of former Commerce One employees.  In connection with this agreement, we received a 10% minority interest in Edgar, Dunn & Company, Inc., and two notes receivable with face values totaling $1.3 million that are due by September 30, 2004.  The notes bear an annual interest rate of 7.5%, receivable on a quarterly basis.  Subject to certain criteria, we also have the rights to an annual revenue share of 6% of the future revenues of Edgar, Dunn & Company, Inc., for the four-year period following the closing in October 2001.

On January 9, 2002, we executed an asset sale agreement with Connective Commerce Company LLC, a Massachusetts limited liability company composed of former Commerce One employees.  In connection with this agreement, we received cash of approximately $2.4 million and a note receivable with a face value of approximately $4.0 million due on December 31, 2004, that bears a quarterly interest rate of 1.75%, receivable on a quarterly basis commencing September 30, 2002.  On October 15, 2002, we agreed to modify the note agreement with Connective Commerce to decrease the payments in 2003 and to forgive interest on the principal balance for 2003.

On February 21, 2002, we executed a stock purchase agreement with Commerce One E-Government Solutions, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, and eGov Holdings, Inc., a Delaware corporation composed of former Company employees.  In consideration for the sale of 100% of the outstanding common stock of Commerce One E-Government Solutions, Inc to eGov Holdings, Inc., we received cash consideration of approximately $8.4 million.

On January 24, 2003, we executed the sale and license of certain assets and liabilities, including customer commitments, related to CommerceOne.net, the Company’s marketplace services business consisting of auction services, subscription services, content services and hosting services, with eScout LLC, a privately held limited liability company.  In connection with the closing of this transaction, we received notes receivable with an aggregate face value of approximately $2.0 million, membership interests in eScout and the right to receive a portion of CommerceOne.net revenues over the next four years not to exceed $0.5 million in the aggregate.  The note receivable bears a quarterly interest rate of 1.5% with payments due each quarter with the final payment due on January 24, 2005.  Fifteen percent (15%) of the aggregate purchase price is held in escrow until January 2004 as security for any claims related to a breach of the Company’s representations, warranties and covenants.

As a result of the business divestitures completed in the fourth quarter of 2001, we recorded a loss on divestiture of $0.8 million that was charged to restructuring costs and other in the fourth quarter of 2001.  As a result of the business divestitures completed in the first quarter of 2002, we recorded a gain of approximately

$2.3 million based on the cash proceeds received from the sale of E-Government Solutions, Inc, which was applied to the restructuring accrual in the first quarter of 2002.  We recognized total revenues of approximately $98.7 million in 2001 from our professional services operations within our Global Services division which were disposed of in the fourth quarter of 2001 and the first quarter of 2002.  We recognized total revenues of approximately $11.8 million in 2002 from the CommerceOne.net operations, which were divested in January 2003.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (referred to as EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit plan, as required under EITF Issue No. 94-3.   The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 may affect the timing of recognizing future restructuring costs and the amounts recognized under such costs.  We will recognize cost associated with the restructuring that occurred in the first quarter of 2003 in accordance with SFAS No. 146.

Amortization of Intangible Assets

Amortization of intangible assets totaled approximately $11.9 million in 2002, $332.8 million in 2001 and $233.2 million in 2000.  The amortization of intangible assets resulted from the acquisitions of Exterprise in 2001 and Mergent and AppNet during 2000. The decrease in amortization is a result of impairments of various intangible assets and also certain intangible assets being subsumed by goodwill as part of the adoption of SFAS No. 141 "Business Combinations".  Goodwill is no longer amortized in accordance with SFAS No. 142.  See Note 4 of the Consolidated Financial Statements incorporated herein by reference.

Impairment of Long Lived and Other Intangible Assets

Under SFAS No. 142, intangible assets with finite lives that continue to be amortized should be reviewed for impairment in accordance with SFAS No. 144. An impairment assessment is required whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  During the quarter ended March 31, 2002, we identified indicators of possible impairment relating to the Technology Agreement with Covisint.  The impairment indicators included, but were not limited to, significant negative industry and economic trends, which resulted in a reduction of forecasted cash flows related to the Technology Agreement.

In accordance with SFAS No. 144 we performed, with the assistance of independent valuation experts, an impairment test of the carrying value of the Technology Agreement to determine whether any impairment existed.  We determined that the sum of the expected undiscounted cash flows attributable to the Technology Agreement was less than its carrying value and that an impairment write-down was required.  Accordingly, we calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life.  The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment write-down of $145.8 million in relation to the Technology Agreement, which was charged to cost of license fees during the quarter ended March 31, 2002.

During the quarter ended December 31, 2002, we identified indicators of possible impairment relating to the Covisint equity investment, property and equipment and intangible assets other than goodwill.  These indicators included, but were not limited to, a history of negative cash flows and operating losses and significant negative industry and economic trends.  We performed, with the assistance of independent valuation experts, an impairment test of the carrying value of these long-lived and intangible assets to determine whether any impairment existed.  We determined that the sum of the expected undiscounted cash flows attributable to the assets was less than the carrying value of the assets and that an impairment existed.  We determined fair value for long-lived assets by using market values when available.  If no market existed for the asset, we used independent valuation experts to calculate fair value as the sum of the discounted cash flows attributable to the assets.  The impairment was calculated by deducting the established fair value from the carrying value.  This assessment resulted in an impairment write-down of $20.5 million for property, plant, and equipment, $9.5 million for intangible assets other than goodwill, and $34.2 million for the Covisint Technology agreement during the quarter ended December 31, 2002.

Impairment of Goodwill

Effective July 1, 2001, we adopted certain provisions of Statement of Financial Standards (“SFAS”) No. 141, and effective January 1, 2002, we adopted the full provisions of SFAS No. 141 and SFAS No. 142.  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill.  We evaluated goodwill and other intangible assets acquired prior to June 30, 2001 using the transition criteria of SFAS No. 141, which resulted in $15.7 million of other intangible assets (comprised entirely of assembled workforce) being subsumed into goodwill as of January 1, 2002.  SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangible assets no longer be amortized, but instead be tested for impairment at least annually.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase, required to be completed by June 30, 2002, screens for impairment.  The second phase (if necessary), required to be completed by December 31, 2002, measures the impairment.  We completed the first phase impairment analysis of goodwill during the first quarter of 2002 and found no instance of impairment of recorded goodwill.

During the fourth quarter of 2002, we prepared our required SFAS 142 impairment test.  Our fair value, established using the market method, was below its carrying value as of December 31, 2002, indicating that a potential impairment to goodwill existed.  We were then required to calculate the potential impairment by establishing the fair value of goodwill and subtracting this fair value from the carrying value of goodwill.  In accordance with FAS No. 142, the fair value of goodwill is an implied value.  The fair value of goodwill is calculated by subtracting the fair value of the net assets of Commerce One (other than goodwill) from the fair value of Commerce One.   The fair value of net assets includes determining the fair value of any unrecognized intangible assets.  We engaged an independent valuation firm to assist us in establishing fair values for any unrecognized intangible assets.  The impairment was then calculated by deducting the fair value of goodwill from the carrying value of goodwill.  This calculation resulted in an impairment write-down of $179.8 million.

Interest Income and Other, net

Interest income and other, net, decreased by approximately $2.9 million to $4.7 million in 2002 from 2001 and increased by approximately $0.6 million to $7.6 million in 2001 from 2000.  The decrease in interest income and other, net, for 2002 was primarily attributable to a lower average cash and investment balance in 2002 compared to 2001, along with the general decline in average interest rates during 2002.  The increase in 2001 from 2000 was due mainly to an increase in interest income due to higher average cash and investment balances during 2001 compared to 2000.

Provision for Income Taxes

The income tax provision for 2002, 2001 and 2000 is the result of withholding and income taxes generated in certain foreign jurisdictions.

Realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss carryforwards. Due to the uncertainty of the amount and timing of future taxable income, we have provided a full valuation allowance against the net deferred tax assets.

Acquisitions

In May 2001, we acquired Exterprise, Inc. (“Exterprise”) a provider of platform solutions that enable the development and deployment of e-commerce applications for corporations.  The acquisition was structured as a common stock for common stock merger and was accounted for as a purchase transaction.  The purchase consideration was approximately $66.3 million, consisting of approximately 720,000 shares of common stock with a fair value of approximately $60.7 million, assumption of options to acquire approximately 25,800 shares of common stock with a fair value of $2.5 million and transaction costs of approximately $3.1 million.

Effective September 13, 2000, we acquired publicly traded AppNet, Inc. (“AppNet”), a provider of end-to-end Internet professional services. The acquisition was accounted for as a purchase transaction. The purchase consideration was approximately $1,653.3 million consisting of 2,788,728 shares of common stock with a fair value of approximately $1.266 billion and assumption of option to acquire approximately 0.7 million options of common stock with a fair value of approximately $363.1 million, and transaction costs of approximately $24.0 million.

During 2001, we issued an additional 85,779 shares of its common stock to certain former stockholders and employees of AppNet.  The fair value of these shares was approximately $11.5 million, which amount was charged against related liabilities we assumed in connection with the acquisition.

Effective January 7, 2000, we acquired Mergent Systems, Inc. (“Mergent”), a company specializing in enabling companies to create, operate, and manage product information systems and aggregated multivendor catalogs for e-commerce, in a transaction accounted for as a purchase. The purchase consideration was approximately $148.4 million consisting of 174,219 shares of common stock with a fair value of $122.6 million, assumption of options to acquire 21,901 options with a fair value of $15.3 million, $238,000 of assumed liabilities, transaction costs of $250,000, and approximately $10.0 million in cash to the Mergent stockholders in this transaction.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FASB") No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (referred to as EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit plan as required under EITF Issue No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 may affect the timing of recognizing future restructuring costs and the amounts recognized under such costs. SFAS No. 146 is not expected to have a material impact on the Consolidated Financial Statements.

In November 2002, the FASB issued FIN 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the interpretation.   In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing GAAP principles in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications.   For further discussion of FIN 45, see Note 1 to the Consolidated Financial Statements, “Other Recent Accounting Pronouncements,” Part II, Item 8, incorporated here by reference.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in “Risk Factors” beginning on page 11.

Interest Rate Risk

As of December 31, 2002, we had total restricted and unrestricted cash, highly liquid investments and short-term investments of approximately $112.9 million. These investments may be subject to interest rate risk and will decrease in value if market interest rates decrease. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at December 31, 2002 would cause the fair market value of our cash and cash equivalents to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

As of December 31, 2002, all of the Company’s short-term investments have a contractual maturity date that is less than one year from December 31, 2002. The following summarizes the fair value of the Company’s short-term investments at December 31, 2002 (amounts in thousands):

Fair Market Value
Government notes and bonds	$8,930
Certificates of deposit	26
$8,956

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

Equity Price Risk

From time to time, we have made investments in private companies, particularly private companies that are our strategic partners or customers. As of December 31, 2002, our investment in private companies had a carrying value of approximately $5.0 million. If these companies do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to liquidate these investments. In addition, even if we are able to sell these investments we cannot assure you that we will recoup our investment or that we will not be required to sell these investments at a loss.  We have sold certain investments at a loss over the past year. The recent general decline in the Nasdaq Stock Market’s National Market and the market prices of publicly traded technology companies, as well as any potential further declines in the future, will continue to adversely affect our ability to realize a return of our capital on most of these investments.

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST AND YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Commerce One, Inc.

We have audited the accompanying consolidated balance sheets of Commerce One, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce One, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 4 to the consolidated financial statements, in 2002 Commerce One, Inc. changed its method of accounting for goodwill and certain other purchased intangible assets.

/s/ Ernst & Young LLP

Walnut Creek, California

January 27, 2003

COMMERCE ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share, and per share data)

	DECEMBER 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$73,753	$192,547
Short term investments	3,510	81,346
Accounts receivable, net of allowance for doubtful accounts of $6.0 million at December 31, 2002 and $24.1 million at December 31, 2001 (1)	7,373	45,877
Prepaid expenses and other current assets	4,923	9,762
Total current assets	89,559	329,532
Restricted cash, cash equivalents and short term investments	35,630	14,260
Property and equipment, net	9,761	64,908
Goodwill, net	—	164,679
Other intangible assets, net	18,449	244,855
Investments and other assets	6,023	10,707
Total assets	$159,422	$828,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,104	$23,773
Accrued compensation and related expenses	8,338	17,960
Deferred revenue (2)	23,546	57,367
Other current liabilities (3)	29,997	50,021
Total current liabilities	64,985	149,121

Notes payable	25,000	19,000
Non-current accrued restructuring charges	21,947	37,005

Commitment and Contingencies
Stockholders’ equity:
Common stock, par value $0.0001, 95,000,000 shares authorized; 29,276,716 and 28,752,021 issued and outstanding at December 31, 2002 and 2001, respectively	3,674,645	3,723,419
Deferred stock compensation	(4,385)	(66,772)
Note receivable from stockholder	(129)	(129)
Accumulated other comprehensive loss	(1,203)	(1,101)
Accumulated deficit	(3,621,438)	(3,031,602)
Total stockholders’ equity	47,490	623,815
Total liabilities and stockholders’ equity	$159,422	$828,941

Amounts included above from related parties (Note 10):
(1) Accounts receivable, net	$947	$1,669
(2) Deferred revenue	$11,138	$35,458
(3) Other current liabilities	$418	$4,114

See accompanying notes.

COMMERCE ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
Revenues:
License fees	$28,597	$130,917	$223,277
Services	76,932	277,652	178,519
Total revenues (1)	105,529	408,569	401,796
Costs and expenses:
Cost of license fees (2)	192,406	662,315	14,910
Cost of services	68,233	228,023	139,746
Sales and marketing	78,945	183,412	168,647
Product development	76,922	118,159	102,676
General and administrative	25,615	116,621	43,236
Purchased in-process research and development	—	4,548	5,142
Stock compensation	8,728	98,302	39,820
Restructuring costs and other	22,947	126,605	—
Amortization of goodwill and other intangible assets	11,867	332,789	233,183
Impairment of intangible assets, fixed assets and equity investments	214,082	1,120,464	—
Total costs and expenses	699,745	2,991,238	747,360
Loss from operations	(594,216)	(2,582,669)	(345,564)
Interest income and other, net	4,681	7,571	7,017
Net loss before income taxes	(589,535)	(2,575,098)	(338,547)
Provision for income taxes	301	9,001	6,400
Net loss	$(589,836)	$(2,584,099)	$(344,947)
Basic and diluted net loss per share	$(20.33)	$(103.02)	$(20.52)
Shares used in calculation of net loss per share	29,011	25,084	16,807

(1)	Revenue from related parties (Note 10)	$32,022	$97,741	$52,512
(2)	Includes charges for the impairment and amortization of the Technology Agreement with Covisint (Notes 4 and 11)	$190,396	$647,500	$5,700

See accompanying notes.

COMMERCE ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

			Deferred Stock Compensation	Note Receivable from Shareholder	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

	Common Stock
	Shares	Amount
BALANCES AT DECEMBER 31, 1999	14,993,648	$423,839	$(4,110)	$—	$(452)	$(102,556)	$316,721
Issuance of common stock upon exercise of stock options	803,304	40,407	—	—	—	—	40,407
Issuance of common stock under employee stock purchase plan	198,534	11,221	—	—	—	—	11,221
Issuance of shares in connection with business combinations	2,988,970	1,774,339	(169,166)	—	—	—	1,605,173
Notes receivable from shareholder assumed in business combination	—	—	—	(133)	—	—	(133)
Payment of note receivable from stockholder assumed in business combination	—	—	—	4	—	—	4
Sale of common in connection with strategic partnerships, net of issuance cost	505,955	249,783	—	—	—	—	249,783
Contractual obligation to issue common stock in connection with Covisint agreement	2,880,000	880,200	—	—	—	—	880,200
Deferred stock compensation	—	20,174	(20,174)	—	—	—	—
Amortization of deferred stock compensation	—	—	39,820	—	—	—	39,820
Issuance of warrants for services	—	1,524	—	—	—	—	1,524
Net loss	—	—	—	—	—	(344,947)	(344,947)
Foreign currency translation adjustment	—	—	—	—	(323)	—	(323)
Unrealized loss on investments	—	—	—	—	(39)	—	(39)
Comprehensive loss							(345,309)

BALANCES AT DECEMBER 31, 2000	22,370,411	3,401,487	(153,630)	(129)	(814)	(447,503)	2,799,411
Issuance of common stock upon exercise of stock options	429,331	6,961	—	—	—	—	6,961
Repurchase of common stock from terminated employees	(17,416)	(59)	—	—	—	—	(59)
Issuance of common stock under employee stock purchase plan	291,330	11,664	—	—	—	—	11,664
Issuance of common stock and assumption of stock options in connection with business combinations	807,858	74,768	(2,181)	—	—	—	72,587
Issuance of restricted common stock to employees	187,915	14,099	(14,099)	—	—	—	—
Forfeiture of restricted common stock by employees upon termination	(65,885)	(4,836)	4,836	—	—	—	—
Sale of common stock to SAP, net of issuance cost	4,748,477	219,335	—	—	—	—	219,335
Amortization of deferred stock compensation	—	—	98,302	—	—	—	98,302
Net Loss	—	—	—	—	—	(2,584,099)	(2,584,099)
Foreign currency translation adjustment	—	—	—	—	120	—	120
Unrealized loss on investments	—	—	—	—	(407)	—	(407)
Comprehensive loss							(2,584,386)

BALANCES AT DECEMBER 31, 2001	28,752,021	3,723,419	(66,772)	(129)	(1,101)	(3,031,602)	623,815
Issuance of common stock upon exercise of stock options	215,382	3,163	—	—	—	—	3,163
Repurchase of common stock from terminated employees	(9,661)	(53)	—	—	—	—	(53)
Issuance of common stock under employee stock purchase plan	358,760	2,275	—	—	—	—	2,275
Forfeiture of restricted common stock by employees upon termination	(39,786)	(2,958)	2,958	—	—	—	—
Additional issuance cost on sale of common stock to SAP	—	(500)	—	—	—	—	(500)
Deferred compensation forfeited	—	(50,701)	50,701	—	—	—	—
Amortization of deferred stock compensation	—	—	8,728	—	—	—	8,728
Net loss	—	—	—	—	—	(589,836)	(589,836)
Foreign currency translation adjustment	—	—	—	—	(490)	—	(490)
Unrealized gain on investments	—	—	—	—	388	—	388
Comprehensive loss							(589,938)

BALANCES AT DECEMBER 31, 2002	29,276,716	$3,674,645	$(4,385)	$(129)	$(1,203)	$(3,621,438)	$47,490

See accompanying notes.

COMMERCE ONE OPERATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
Operating activities:
Net loss	$(589,836)	$(2,584,099)	$(344,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,733	45,375	15,339
Purchased in-process research and development	—	4,548	5,142
Amortization of cost of Technology Agreement with Covisint	10,428	55,188	5,689
Amortization of deferred stock compensation	8,728	98,302	39,820
Amortization of goodwill and other intangible assets	11,867	332,789	233,184
Impairment of goodwill and other intangible assets	189,344	1,098,869	—
Impairment of Technology Agreement with Covisint	179,968	592,334	—
Write down of investment in Covisint	4,255	21,595	—
Loss on other investments	248	2,958	2,994
Loss on disposal of property and equipment	—	26,914	—
Impairment of property and equipment	20,483	—	—
Other	977	—	—
Changes in operating assets and liabilities:
Restricted cash and investments	(30,184)	—	—
Accounts receivable, net	29,972	111,366	(91,043)
Prepaid and other current assets	7,980	8,221	(8,402)
Accounts payable	(20,014)	(5,075)	13,654
Accrued compensation and related expenses	(9,622)	(27,390)	26,612
Other current liabilities	(28,981)	(28,780)	29,967
Deferred revenue	(33,821)	(57,078)	71,894
Non-current accrued restructuring charges	—	37,005	—
Net cash used in operating activities	(217,475)	(266,958)	(97)
Investing activities:
Purchase of property and equipment, net	(6,503)	(39,491)	(79,158)
Proceeds from maturities of short term investments	130,550	204,709	82,880
Purchase of short term investments	(43,964)	(173,954)	(136,357)
Business combinations, net of cash acquired	—	(2,499)	8,773
Additional costs of Technology Agreement with Covisint, net	—	(2,815)	—
Proceed from divestitures	10,734	—	—
Other investments	1,569	3,191	(13,199)
Net cash provided by (used in) investing activities	92,386	(10,859)	(137,061)
Financing activities:
Proceeds from issuance of common stock, net	4,885	237,901	301,411
Proceeds from borrowings on notes payable	25,423	19,000	—
Payments on notes payable and capital lease obligations	(23,053)	(1,846)	(533)
Net cash provided by financing activities	7,255	255,055	300,878
Effect of foreign currency translation on cash and cash equivalents	(960)	120	(323)
Net (decrease) increase in cash	(118,794)	(22,642)	163,397
Cash balance at beginning of period	192,547	215,189	51,792
Cash balance at end of period	$73,753	$192,547	$215,189

Supplemental disclosures:
Interest paid	$946	$351	$235
Cash paid for income taxes	$2,620	$4,307	$4,590
Non-cash investing and financing activities:
Deferred stock compensation	$—	$9,263	$20,174
Unrealized loss on investments	$388	$407	$39
Issuance of preferred stock, common stock and assumption of stock options in connection with business combinations	$—	$74,768	$1,774,339
Deferred stock compensation related to stock option grants and options assumed in business combinations	$—	$2,181	$12,821
Valuation of common stock to be issued in connection with Technology Agreement with Covisint	$—	$—	$849,350
Common stock warrant issued in connection with services provided	$—	$—	$1,524
Common stock issued in connection with equity interest in Covisint	$—	$—	$30,850

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

The Company was founded as Distrivision in 1994, and changed its name to Commerce One in 1997, and re-incorporated into Delaware in 1999.  On July 11, 2001, the Company completed its reorganization into a holding company structure.  Commerce One is a technology company that specializes in software and services that allow companies to conduct business more efficiently through business process automation and web services solutions.  The Company’s software provides the technology and infrastructure that enable companies to conduct business processes via the Internet or Intranets and to manage their supplier, partner and customer relationships more effectively.  Commerce One’s services operations support these software solutions and help companies take maximum advantage of the efficiencies that these solutions can offer.  Together, the Company’s software and services allow companies to automate business functions that traditionally involved costly and time-consuming phone calls and paperwork.

BASIS OF PRESENTATION

At December 31, 2002, the Company has $112.9 million cash and cash equivalents and investments, of which $77.3 million is unrestricted and available to fund operations, $24.6 million working capital and $3,621.4 million accumulated deficit.  Furthermore, the Company expects to use approximately $39 million in cash to fund its operations in the first quarter of 2003.  To date, the Company has funded its operations from revenue and equity financing.  The Company plans to fund its current level of operations from a combination of available unrestricted cash and cash equivalents, investments and revenue.  However, plans and future events are inherently uncertain.  Therefore, should the Company’s levels of revenue and cash, cash equivalents and investments fall short of the Company's expectations, the Company will take action to further reduce its operating expenses, primarily through reductions of personnel-related costs, and the Company believes such action, if needed, will allow the Company to have sufficient cash to finance its expected operating losses and working capital requirements through the 2003 calendar year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.  Certain previously reported amounts have been reclassified to conform to the current presentation format.

The functional currency of the Company’s foreign subsidiaries is the local currency. The Company translates all assets and liabilities to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated using the average exchange rate for the period. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are reported as a separate component of accumulated comprehensive other income (loss) in stockholders’ equity. Net gains and losses resulting from foreign exchange transactions, which are recorded in the statement of operations, were not significant during any of the periods presented.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates and assumptions made by management involve revenue recognition, the establishment of provisions for bad debts and warranty, the determination of the fair value of stock awards to employees for purposes of the pro forma disclosures. the valuation of goodwill, other intangible assets, fixed assets, and equity investments, and the restructuring accruals related to office closures.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of 90 days or less at the date of purchase and are stated at amounts that approximate fair value. Cash equivalents consist principally of investments in short-term money market instruments and certificates of deposit.

SHORT TERM INVESTMENTS

Short-term investments consist principally of commercial paper, corporate notes and bonds, government notes and bonds and certificates of deposit with maturities greater than 90 days and are stated at amounts that approximate fair value.

The Company accounts for its short term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

The Company has classified its short-term investments as available-for-sale. Available-for-sale investments are recorded at fair value based on quoted market prices at December 31, 2002 and 2001, with unrealized gains and losses reported as other comprehensive income (loss) and included within accumulated other comprehensive income (loss) in the statement of stockholders’ equity. Realized gains and losses, which have been immaterial to date, are included in interest and other income and are derived using the specific identification method for determining the cost of investments sold. Dividend and interest income is recognized when earned.

As of December 31, 2002, all of the Company’s short-term investments have a contractual maturity date that is less than one year from December 31, 2002. The following summarizes the fair value of the Company’s short-term investments at December 31, 2002 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government notes and bonds	$8,928	$2	$—	$8,930
Certificates of deposit	26	—	—	26
	$8,954	$2	$—	$8,956

Short-term investments as of December 31, 2002 included approximately $26,000 and $5.4 million in certificates of deposit and government notes and bonds, respectively, which collateralized certain of the Company’s obligations related to operating lease agreements for office facilities.

The following summarizes the fair value of the Company’s short-term investments at December 31, 2001 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$30,916	$28	$—	$30,944
Government notes and bonds	32,973	13	(2)	32,984
Corporate notes and bonds	20,648	27	—	20,675
Certificates of deposit	11,003	—	—	11,003
	$95,540	$68	$(2)	$95,606

Short-term investments as of December 31, 2001 included approximately $8.0 million and $6.3 million in certificates of deposit and government notes and bonds, respectively, which collateralized certain of the Company’s obligations related to operating lease agreements for office facilities, potential workers compensation claims and guarantees of a personal home mortgage for an executive officer.

RESTRICTED CASH, CASH EQUIVALENTS, AND SHORT TERM INVESTMENTS

Restricted cash, cash equivalents, and short-term investments totaled $35.6 million and $14.3 million as of December 31, 2002 and 2001, respectively.  In 2002, these amounts collateralize the Company’s obligations related to operating lease agreements for office facilities and a bank note payable.  In 2001, these amounts collateralized the Company’s obligations related to operating lease agreements for office facilities, potential worker compensation claims, and the guarantee of a personal home mortgage for an executive officer.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows: computer equipment, office equipment, furniture and fixtures are depreciated over three years, and leasehold improvements are depreciated over the shorter of the remaining term of the related lease or the estimated economic useful life of the improvement. Equipment acquired under capital leases is depreciated over the shorter of the expected useful life or the related lease term.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets result from business combinations accounted for under the purchase method and intellectual property that is comprised of the cost incurred filing for original patents. Intangible assets related to acquired technology, trademarks, patents and other intangible assets acquired through business combinations are being amortized on a straight-line method over the estimated useful life of the related asset, generally one to five years, and intellectual property related to original patents is being amortized over an estimated useful life of ten years.  Effective July 1, 2001 the Company adopted certain provisions of SFAS 141, “Business Combinations”, and on January 1, 2002, the Company adopted the full provisions of SFAS 141 and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill is no longer amortized but is subject to an impairment test at least annually. SFAS 141 specifically identified assembled workforce as an intangible asset that is not to be recognized apart from goodwill and it was subsumed into goodwill on January 1, 2002. Other intangible assets that meet the new criteria continue to be amortized over their useful lives.  In 2002, goodwill was evaluated for impairment and deemed to be fully impaired as of December 31, 2002. The Company also evaluates potential impairments of its long-lived assets, including intangibles.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company evaluates the expected undiscounted cash flows related to the assets.  If these cash flows are less than the carrying value of the assets, the Company measures the impairment using discounted cash flows.

LONG-LIVED ASSETS

The Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues.

Long-lived assets, other than goodwill, are  reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

SOFTWARE DEVELOPMENT COSTS

The Company accounts for software development costs in accordance with the Financial Accounting Standards Board (referred to as “FASB”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to product development expense in the accompanying consolidated statements of operations.

CONCENTRATION OF CREDIT RISK AND CREDIT EVALUATIONS

Financial instruments which potentially subject the Company to concentrations of risk include cash, cash equivalents, short-term investments and accounts receivable. The Company’s investment policies limit cash equivalents and short-term investments to short-term, low risk investments.  Cash and cash equivalents, short-term investments are held with a domestic financial institution with high credit standing. For the year ended December 31, 2002, transactions with SAP AG (“SAP”) accounted for approximately 24.8% of the Company’s total revenues. For the year ended December 31, 2002, one other customer accounted for more than 11% of the Company’s total revenues. For the year ended December 31, 2001, transactions with SAP accounted for approximately 19.4% of the Company’s total revenues. For the years ended December 31, 2001 and 2000, no other customer accounted for more than 10% of the Company’s total revenues.  At December 31, 2002, no customers accounted for more than 10% of the Company’s gross accounts receivable balance.  At December 31, 2001, two customers accounted for 13% and 12% of the Company’s gross accounts receivable balance. The Company performs ongoing credit evaluations of its customers and does not typically require collateral or guarantees. Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make such payments, increases in the allowance may be required.

REVENUE RECOGNITION

The Company’s revenue recognition policies are consistent with Statement of Position 97-2 “Software Revenue Recognition,” as modified by Statement of Position 98-9.

Revenues from license agreements for software products are recognized upon delivery of the software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable. When software is licensed to third parties through indirect sales channels, generally license fees are recognized as revenue under the sell-through method, when the criteria described above have been met and the reseller has sold the software to an end-user customer. While the Company generally does not license software under barter or concurrent arrangements, whenever software has been licensed under such arrangements the Company has recognized revenue equal to the net monetary amounts to be received by the Company.

The Company reduces license revenue to reflect estimated product returns.  While as a matter of contract and general practice, the Company does not accept the return of software products after the expiration of any acceptance period, unforeseen contractual disputes with customers may require us to accept the return of a product.  Should actual product returns differ from estimates, revisions to the product return allowance would be required.

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

Revenues from professional services contracts are generally recognized on a time and material basis.  However, when contracts have a fixed price revenue is recognized on the percentage-of-completion method, with costs and estimated profits recorded as work is performed.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability, including final contract settlements, may result in revisions to costs and revenues, which are recognized in the period in which the revisions are determined.

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

Software maintenance revenues, subscription and hosting fees are recognized ratably over the term of the related contract, typically one year, in accordance with revenue recognition criteria.

Network service fees (transaction fees and revenue sharing), which have not been significant, are recognized as earned based on customer transactions.

Deferred revenue consists of license fees for which revenue recognition criteria have not been met and prepaid fees for services, subscription fees, and maintenance and support agreements.

STOCK-BASED COMPENSATION

The Company generally has three categories of employee stock-based awards: restricted stock, stock options and a stock purchase plan, which are more fully described in “Note 11 — Stockholders’ Equity.” The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the intrinsic value method, the Company has only recorded stock-based compensation resulting from restricted stock issued and options assumed in various prior period acquisitions.

Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or restricted stock units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “Stock-based compensation.” Stock-based compensation associated with restricted stock was $2.7 million during 2002.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 to stock-based employee compensation (in thousands except per share data):

	Years ended December 31,
	2002	2001	2000
Net income – as reported	$(589,836)	$(2,584,099)	$(344,947)
Add: Stock-based compensation cost, included in the determination of net income as reported	8,728	98,302	39,820
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(42,344)	120,723	(543,710)
Proforma net loss	$(623,452)	$(2,365,074)	$(848,837)
Loss per share:
Basic and diluted – as reported	(20.33)	(103.02)	(20.52)
Basic and diluted – pro forma	(21.49)	(94.29)	(50.50)

The weighted average fair value of stock options granted during 2002, 2001 and 2000 was $4.33, $40.80 and $470.60, respectively.The weighted-average fair value for stock options granted were calculated using the Black-Scholes option-pricing model based on the following assumptions:

	2002	2001	2000
Volatility	148%	146%	135%
Weighted-average estimated life	3 years	3 years	3 years
Weighted-average risk-free interest rate	4.6%	5.0%	6.2%
Dividend yield	—	—	—

The weighted average fair value of shares issued under the employee stock purchase plan during 2002, 2001, and 2000 was $5.26, $68.06, and $273.65, respectively. The weighted-average fair value of shares issued under the employee stock purchase plan was calculated using the Black-Scholes option-pricing model based on the following assumptions:

	2002	2001	2000
Volatility	148%	146%	135%
Weighted-average estimated life	6 months	6 months	6 months
Weighted-average risk-free interest rate	4.6%	5.0%	6.2%
Dividend yield	—	—	—

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense was approximately $779,000, $5,981,000 and $9,368,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method in accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

The calculation of basic and diluted net loss per share is as follows (in thousands, expect per share data):

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
Net loss	$(589,836)	$(2,584,099)	$(344,947)
Weighted average shares of common stock outstanding	29,074	25,250	16,964
Less: weighted average shares subject to repurchase and forfeiture	(63)	(166)	(157)
Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	29,011	25,084	16,807
Basic and diluted net loss per share	$(20.33)	$(103.02)	$(20.52)

If the Company had reported net income, the calculation of diluted earnings per share would have included, approximately, an additional 584,000, 2,327,300, and 2,223,100 common equivalent shares related to outstanding stock options and warrants not included above (determined using the treasury stock method) for the years ended December 31, 2002, 2001 and 2000, respectively.

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss. Other comprehensive income (loss) includes unrealized gains and losses and currency translation adjustments. At December 31, 2002 and 2001 cumulative unrealized losses totaled $0.1 million and $0.4 million, respectively, and cumulative currency translation adjustments totaled $1.1 million and $0.7 million, respectively. Comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 has been reflected in the Consolidated Statements of Stockholders’ Equity.

EFFECTS OF NEW ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (referred to as EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit plan as required under EITF Issue No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 may affect the timing of recognizing future restructuring costs and the amounts recognized under such costs. SFAS No. 146 is not expected to have a material impact on the Consolidated Financial Statements.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these indemnification provisions. The Company does not have any guarantees or indemnification arrangements other than the indemnification clause in some of its software licenses. The Company will be required to implement the provisions of FIN 45 as of January 1, 2003 and does not believe that FIN 45 will have a material impact on its financial position, results of operations or cash flows.

REVERSE STOCK SPLIT

On September 16, 2002, the Company completed a reverse stock split where ten shares of common stock outstanding were converted into one share of common stock. All references in the consolidated financial statements and notes thereto with respect to the number of shares, per share amounts and market prices of the Company’s common stock have been restated to reflect the effect of the reverse stock split.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

	DECEMBER 31,
	2002	2001
Accounts receivable	$10,347	$59,390
Unbilled accounts receivable	3,027	10,564
	13,374	69,954
Less accounts receivable allowances	6,001	24,077
	$7,373	$45,877

Unbilled accounts receivable result from professional services provided to customers that have not yet been formally invoiced as of the reporting date. Such amounts are generally invoiced within fifteen business days of the end of the period in which services are provided.

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	DECEMBER 31,
	2002	2001
Computer and office equipment	$7,417	$74,825
Furniture and fixtures	2,344	24,635
Leasehold improvements	—	15,660
Work in process	—	674
	9,761	115,794
Less accumulated depreciation and amortization	—	50,886
	$9,761	$64,908

Depreciation expense was approximately $30.7 million in 2002, $45.4 million in 2001 and $15.3 million in 2000. In accordance with SFAS 144 (See Note 4), an impairment charge was recorded for all long-lived assets whose carrying value exceeded their estimated fair value. As a result, the Company recorded impairment charges of $20.5 million for property and equipment during the year ended December 31, 2002 to reduce the book value to the estimated fair value.

4.  GOODWILL, LONG LIVED ASSETS AND OTHER INTANGIBLE ASSETS

Other intangible assets, which result from acquisitions accounted for under the purchase method and the Covisint Technology Agreement entered into in December 2000, consists of the following (in thousands):

	DECEMBER 31,
	2002	2001
Covisint Technology Agreement	$15,943	$267,215
Core and developed technology	1,431	34,742
Assembled workforce	—	29,273
Customer contracts	—	7,900
Other	1,075	16,519
	18,449	355,649
Less accumulated amortization	—	(110,794)
Other intangible assets, net	$18,449	$244,855

Changes in the net carrying amount of goodwill in 2002 are as follows (in thousands):

Balance as of December 31, 2001	$164,679
Reclassification of intangible asset – assembled workforce into goodwill, net	15,700
Exterprise goodwill adjustment for final purchase accounting	(545)
Impairment	(179,834)
Balance as of December 31, 2002	$—

Changes in the net carrying amount of goodwill in 2001 are as follows (in thousands):

Balance as of December 31, 2000	$1,511,035
Goodwill recorded from the purchase of Exterprise	54,786
Appnet goodwill adjustment for final purchase accounting	(687)
Impairment	(1,095,335)
Goodwill amortization	(305,120)
Balance as of December 31, 2001	$164,679

Amortization expense of our goodwill and other intangible assets are as follows (in thousands):

	December 31,
	2002	2001	2000
Goodwill amortization	$—	$305,120	$212,993
Covisint technology agreement amortization	10,428	55,188	5,689
Acquisition related intangible asset amortization	11,824	27,669	20,190
Intellectual property amortization	43	—	—
Total	$22,295	$387,977	$238,872

Intangible assets related to acquired technology, trademarks, patents and other intangible assets acquired through business combinations are being amortized on a straight-line basis over the estimated useful life of the related asset, generally one to five years, and intellectual property related to original patents is being amortized over an estimated useful life of ten years.

The expected future annual amortization expense of our other intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amortization Expense
2003	$2,584
2004	2,584
2005	2,584
2006	2,107
Thereafter	8,590
Total expected future amortization	$18,449

In accordance with SFAS 141 and 142, the Company discontinued the amortization of goodwill and assembled workforce beginning January 1, 2002.  A reconciliation of previously reported net income (loss) and earnings per share to the amounts adjusted for the exclusion of goodwill amortization and the amortization of assembled workforce is as follows (in thousands, except per share amounts):

	For the years ended December 31,
	2002	2001	2000
Net Loss:
Reported net loss	$(589,836)	$(2,584,099)	$(344,947)
Goodwill amortization	—	305,120	212,993
Assembled workforce amortization	—	9,959	4,189
Adjusted net loss	$(589,836)	$(2,269,020)	$(127,765)

	For the years ended December 31,
	2002	2001	2000
Basic and diluted loss per share:
Reported net loss	$(20.33)	$(103.02)	$(20.52)
Goodwill amortization	—	12.16	12.67
Assembled workforce amortization	—	0.40	0.25
Adjusted basic and diluted net loss per share	$(20.33)	$(90.46)	$(7.60)

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

In accordance with SFAS No. 144, the Company performed, with the assistance of independent valuation experts, an impairment test of the carrying value of the Technology Agreement to determine whether any impairment existed.  The Company determined that the sum of the expected undiscounted cash flows attributable to the Technology Agreement was less than its carrying value and that an impairment write-down was required.  Accordingly, the Company calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life.  The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment write-down of $145.8 million in relation to the Technology Agreement, which was charged to cost of license fees during the quarter ended March 31, 2002.

During the quarter ended December 31, 2002, the Company identified indicators of possible impairment relating to property, plant, and equipment and intangible assets other than goodwill.  These indicators included but were not limited to a history of negative cash flows and operating losses and significant negative industry and economic trends.  The Company performed, with the assistance of independent valuation experts, an impairment test of the carrying value of these long-lived and intangible assets to determine whether any impairment existed.  The Company determined that the sum of the expected undiscounted cash flows attributable to the assets was less than the carrying value of the assets and that an impairment existed.  The Company determined fair value for long-lived assets by using market values when available.  If no market existed for the asset, the Company used independent valuation experts to calculate fair value as the sum of the discounted cash flows attributable to the assets.  The impairment was calculated by deducting the established fair value from the carrying value.  As a result, the Company recorded impairment charges of $20.5 million for property and equipment, $9.5 million for intangible assets other than goodwill, and $34.2 million for the Covisint Technology agreement during the year ended December 31, 2002.

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

During the fourth quarter of 2002, the Company prepared its required SFAS 142 impairment test.  The Company’s fair value, established using the market method, was below its carrying value as of December 31, 2002, indicating that a potential impairment to goodwill existed.  The Company then calculated the potential impairment by establishing the fair value of goodwill and subtracting this fair value from the carrying value of goodwill.  In accordance with FAS No. 142, the fair value of goodwill is an implied value and is calculated by subtracting the fair value of the net assets of the Company (other than goodwill) from the fair value of the Company.  The fair value of net assets includes determining the fair value of any unrecognized intangible assets.  The Company engaged an independent valuation firm in order to establish fair values for any unrecognized intangible assets.  The impairment was then calculated by deducting the fair value of goodwill from the carrying value of goodwill.  This calculation resulted in an impairment charge of $179.8 million, which brought the carrying value of goodwill to zero.

During 2001, in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of,” the Company performed, with the assistance of independent valuation experts, impairment tests to determine whether any impairment existed.  The Company determined that the sum of the expected undiscounted cash flows attributable to certain of its intangible assets was less than the carrying value of those intangible assets.  Accordingly, the Company calculated the estimated fair value of the assets by summing the present value of the expected cash flows over the life of the assets.  The impairment was calculated by deducting the present value of the expected cash flows from the carrying value of the intangible assets.  Based on the results of these tests, the Company determined that the carrying values of goodwill and other intangible assets related to AppNet, the Technology Agreement with Covisint, and CommerceBid were not recoverable and therefore had suffered impairment.

This assessment resulted in write-downs during the second quarter of 2001 of $1,098.9 million to record the amount by which the carrying amounts of the goodwill and other intangible assets related to AppNet and CommerceBid exceeded their respective fair values.  Further, an impairment write-down of $592.3 million was recorded in relation to the Technology Agreement with Covisint, and this amount was charged to cost of license fees.

5.  INVESTMENTS AND OTHER ASSETS

Investments and other assets consists of the following (in thousands):

	DECEMBER 31,
	2002	2001
Investment in Covisint	$5,000	$9,255
Non-current prepaid software licenses	308	592
Other	715	860
	$6,023	$10,707

The Company has made several strategic investments in privately held companies and two publicly traded companies and has an investment in Covisint (Note 11). The Company owns less than a 5% interest in these companies and does not have a significant influence over these companies. Investments in publicly traded companies are carried at fair value, based on quoted market prices, with unrealized gains and losses recorded in equity. Investments in private companies are recorded at cost. These investments are periodically evaluated for declines in value that are considered other than temporary.  During the fiscal year 2002, the Company recorded an investment loss of $4.3 million related to the investment in Covisint. This loss was partially offset by an approximate $0.4 million gain from the sale of the investments in publicly traded companies.  As a result, the Company recorded total investment losses of approximately $3.9 million.

6.  OTHER CURRENT LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	DECEMBER 31,
	2002	2001
Accrued restructuring costs	$14,423	$18,839
Income taxes payable	4,688	10,055
Royalty, referral, and marketing commitment payable	1,821	5,225
Accruals related to business combinations	—	5,112
Professional fees (legal, tax, and accounting)	1,040	1,189
Customer deposits	157	—
Deferred rent	2,578	1,786
Other	5,290	7,815
Total other current liabilities	$29,997	$50,021

ACCRUED RESTRUCTURING COST

In April 2002, management approved and began to implement a corporate restructuring plan (the “First Plan) aimed at streamlining the Company’s cost structure.  Included in the plan were costs related to severance pay, outplacement services, benefits continuation, write-down of the carrying value of computers and equipment used by terminated employees, office closures and the termination of certain office leases.  The plan included staff reductions totaling approximately 500 employees from all areas of the company.  The restructuring charges relating to this plan were estimated at $15.9 million and were recorded during the quarter ended June 30, 2002.

In October 2002, management approved and began to implement an additional corporate restructuring plan (the “Second Plan”) aimed at further reducing operating expenses while focusing our resources on our core product, the Commerce One Conductor platform. The restructuring charges related to the Second Plan were estimated at $12.0 million and were recorded during the quarter ended December 31, 2002.  The Second Plan included the costs associated with the termination of approximately 400 employees including severance pay, outplacement services and benefit continuation, the termination of certain office leases, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by terminated employees.

The following table summarizes the activity related to the restructuring liability for the year ended December 31, 2002, (in thousands):

	Accrued restructuring costs at December 31, 2001	Amounts charged to restructuring costs and other	Amounts reversed	Amounts paid or written off	Accrued restructuring costs at December 31, 2002
Lease cancellations and commitments	$50,889	$4,600	$(10,452)	$(10,293)	$34,744
Termination payments to employees and related costs	4,515	23,749	(193)	(26,558)	1,513
Write-off on disposal of assets and related costs	440	5,404	(161)	(5,570)	113
Total restructure accrual and other	$55,844	$33,753	$(10,806)	$(42,421)	$36,370
Less non-current accrued restructuring charges					$(21,947)
Accrued restructuring charges included within other accrued liabilities					$14,423

Lease cancellations and commitments

In the second and fourth quarters of 2002, the Company incurred restructuring charges of approximately $0.5 million and $4.1 million, respectively, for facilities consolidated or closed in the United States, Europe and Asia.  These offices were responsible for the sale of our software products, professional services or customer support.  These restructuring charges reflect the remaining contractual obligations under facility leases net of anticipated sublease income from the date of facility abandonment to the end of the lease term.  In addition, the charges include $3.7 million of changes in management assumptions regarding sub-lease income.  Amounts reversed are mainly related to early lease settlement negotiations for certain leased properties resulting in a reversal of $5.7 million and changes in management assumptions regarding broker fees in connection with assumed sub-lease income resulting in a reversal of $1.3 million.  Certain facilities continued in use during the completion of the restructuring.  For those facilities, we continued to record monthly rent expense to operations until the facilities were available for sub-lease or were abandoned.  Accrued restructuring costs related to lease cancellations and commitments as of December 31, 2002 were approximately $34.7 million of which $21.9 million related to non-current obligations.

Termination payments to employees and related costs

In the second and fourth quarters of 2002, we incurred restructuring charges of approximately $13.3 million and $8.3 million, respectively, for the termination of approximately 900 employees to cover costs such as separation pay, outplacement services and benefit continuation.  The separation payments and termination benefits were accrued and charged to restructuring costs in the period that both the benefit amounts were determined and such amounts were communicated to the affected employees.  The employee reductions occurred in all areas of the Company. As of December 31, 2002, all of the employees had been notified and the majority of these terminations had been completed.  The Company expects that the accrued termination payments of approximately $1.5 million as of December 31, 2002 will be fully paid during 2003.

In the first quarter of 2003, the Company terminated approximately 430 employees bringing the total workforce down to approximately 350 employees.

Write-off on disposal of assets and related costs

In the second and fourth quarters of 2002, the Company incurred restructuring charges of approximately $2.0 million and $3.4 million, respectively, related to the carrying values of equipment and leasehold improvements abandoned in connection with the restructuring.  Included in the assets disposed of and charged to restructuring costs are personal computers and equipment used by terminated employees, office equipment and leasehold improvements in connection with closure or consolidation of facilities and subsidiaries in the United States, Asia and Europe. We expect the restructuring costs of approximately $0.1 million accrued as of December 31, 2002 will be fully utilized during 2003.

In 2001, the Company implemented multiple restructuring plans (the “2001 Plans”) in order to significantly reduce its annual operating expenses while realigning Commerce One’s resources around its core product initiatives. The restructuring costs in 2001 were estimated at $126.6 million. Collectively, the 2001  costs were associated with the termination of approximately 2,070 employees to cover costs such as separation pay, outplacement services and benefit continuation and also the termination of certain office leases, the divestiture of certain parts of the Company’s Global Services division, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by employees terminated.

The following table summarizes the activity related to the restructuring liability for the year ended December 31, 2001, (in thousands):

	Accrued restructuring costs at December 31, 2000	Amounts charged to restructuring costs and other	Amounts reversed	Amounts paid or written off	Accrued restructuring costs at December 31, 2001
Lease cancellations and commitments	$—	68,860	$—	$(17,971)	$50,889
Termination payments to employees and related costs	—	30,790	—	(26,275)	4,515
Write-off on disposal of assets and related costs	—	30,418	(4,321)	(25,657)	440
Costs associated with divestiture of certain businesses	—	858	—	(858)	—
Total restructure accrual and other	$—	$130,926	$(4,321)	$(70,761)	$55,844
Less non-current accrued restructuring charges					$(37,005)
Accrued restructuring charges included within other accrued liabilities					$18,839

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

Termination payments to employees and related costs

In the first, second and fourth quarters of 2001, the Company incurred restructuring charges of approximately $4.7 million, $15.9 million and $10.2 million, respectively, for the termination of approximately 2,070 employees to cover costs such as separation pay, outplacement services and benefit continuation.  The separation payments and termination benefits were accrued and charged to restructuring costs in the period that both the benefit amounts were determined and such amounts were communicated to the affected employees.  The employee reductions came from all areas of the Company and, as of December 31, 2001, all of the employees affected had been notified and the majority of these terminations had been completed.

Write-off on disposal of assets and related costs

In the second and fourth quarters of 2001, the Company incurred restructuring charges of approximately $12.5 million and $17.9 million, respectively, related to the carrying values of equipment and leasehold improvements abandoned in connection with the restructuring and exit costs associated with the anticipated liabilities for estimated customer claims resulting from the divestiture of certain operations within the Global Services division.  Included within the assets disposed of and charged to restructuring costs were personal computers and equipment used by employees terminated, office equipment and leaseholds in connection with closure or consolidation of facilities and subsidiaries in the United States, Asia and Europe.

Included within the second quarter of 2001 charge of $12.5 million were amounts associated with the anticipated liabilities for estimated customer claims resulting from the divestiture of certain operations within the Company's Global Services division which were no longer core to the Company's business.  The amounts accrued were based on the Company's estimation of the likely costs associated with the exit of certain service contracts.  In the fourth quarter of 2001, the Company reevaluated this liability based on the actual customer claims received, amounts paid and the successful execution of certain exit activities.  The Company reduced the liability by $4.3 million with a corresponding credit to the restructuring charge in the fourth quarter of 2001.

Costs associated with divestiture of certain businesses

As a result of the business divestitures completed in the fourth quarter of 2001, the Company recorded a loss on divestiture of $0.8 million that was charged to restructuring costs and other in the fourth quarter of 2001.  As a result of the business divestitures completed in the first quarter of 2002 the Company recorded a gain of approximately $2.3 million based on the cash proceeds received from the sale of E-Government Solutions, Inc.  The Company recognized total revenues of approximately $98.7 million in 2001 from our professional services operations within the Global Services division which were disposed of in the fourth quarter of 2001 and the first quarter of 2002.

7.  NOTES PAYABLE

In October 2002, the Company repaid its loan from Microsoft Corporation in the principal amount of $19.0 million.  The Microsoft loan bore interest at 7% per annum, payable quarterly, and was secured with a $19.0 million cash collateral account. On October 23, 2002, the Company executed a Loan and Security Agreement with Silicon Valley Bank for a credit facility of up to $25.0 million.  In the fourth quarter of 2002, Commerce One drew $25 million against the  credit facility.  The loan facility is due by November 29, 2005, or upon the earlier “default” by the Company, which is generally defined in the agreement to include the following: failure to pay any obligation to Silicon Valley Bank under the agreement within three (3) days of the due date; failure of the Company to maintain its legal existence and good standing where such failure could materially impact the value of the loan collateral; failure to provide certain financial information to the bank within the time periods prescribed by the contract; failure to pay taxes where such payment obligations are not subject to good faith dispute; the placement of any uncorrected material lien or seizure judgment against the Company’s assets; any material change in the value of the assets collateralizing the loan; the filing of an insolvency proceeding; any judgment or accelerated payment obligation exceeding $3,000,000; or a material misstatement or misrepresentation in the loan application.    The loan facility bears interest at a rate between one-half and three-quarters of a point below the Silicon Valley Bank’s prime rate (3.75% at December 31, 2002).   All amounts drawn by Commerce One are fully secured by a cash collateral account with Silicon Valley Bank and do not result in any net additional unencumbered cash to the Company.

8.  BUSINESS DIVESTITURE AND NOTES RECEIVABLE

During 2001, 2002 and the first quarter of 2003, the Company completed the divestiture of certain professional services divisions within its Global Services division.  These service divisions were initially acquired through the acquisition of AppNet in September 2000, and were divested through management buy-outs of the division.

In October 2001, the Company executed an asset sale to Beaconfire Consulting Inc., a company composed of former Commerce One employees.  In consideration of the assets sold, the Company received a note receivable with a face value of approximately $0.4 million due on September 30, 2006, that bears an annual interest rate of 8%, receivable on a quarterly basis.  Subject to certain criteria, the Company also has the right to receive a 4% and 4.5% annual share of future revenues of Beaconfire Consulting for the two and succeeding three years, respectively, payable on a quarterly basis beginning at the end of, and including payment for, the quarter ending December 31, 2001.

In October 2001, the Company executed a stock transfer and asset sale with Edgar, Dunn & Company, Inc., a company composed of former Commerce One employees.  In connection with this agreement the Company received a 10% minority interest in Edgar, Dunn & Company, Inc., and two notes receivable with face values totaling $1.3 million that are due by September 30, 2004. The notes bear an annual interest rate of 7.5%, receivable on a quarterly basis.  Subject to certain criteria, the Company also has the rights to an annual revenue share of 6% of the future revenues of Edgar, Dunn & Company, Inc., for the four-year period following the closing in October 2001.

On January 9, 2002, the Company executed an asset sale agreement with Connective Commerce Company LLC, a Massachusetts limited liability company composed of former Commerce One employees.  In connection with this agreement, the Company received cash of approximately $2.4 million and a note receivable with a face value of approximately $4.0 million due on December 31, 2004, that bears a quarterly interest rate of 1.75%, receivable on a quarterly basis commencing September 30, 2002.  On October 15, 2002, the Company agreed with Connective Commerce to modify the note agreement to decrease the payments in 2003 and to forgive interest on the principal balance for 2003.

On February 21, 2002, the Company executed a stock purchase agreement with Commerce One E-Government Solutions, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, and eGov Holdings, Inc., a Delaware corporation composed of former Company employees.  In consideration for the sale of 100% of the outstanding common stock of Commerce One E-Government Solutions, Inc to eGov Holdings, Inc., the Company received cash consideration of approximately $8.4 million.

On January 24, 2003, the Company executed the sale and license of certain assets and liabilities, including customer commitments, related to CommerceOne.net, the Company’s marketplace services business consisting of auction services, subscription services, content services and hosting services, with eScout LLC, a privately held limited liability company.  In connection with the closing of this transaction, the Company received notes receivable with an aggregate face value of approximately $2.0 million, membership interests in eScout and the right to receive royalty payments over the four years following the closing of no more than $0.5 million in the aggregate.  The note receivable bears a quarterly interest rate of 1.5% with payments due each quarter with the final payment due on January 24, 2005.  Fifteen percent (15%) of the aggregate purchase price is held in escrow until January 2004 as security for any claims related to a breach of the Company’s representations, warranties and covenants.  During 2002, the Company recognized service revenues totaling approximately $11.8 million from CommerceOne.net related services.  Subsequent to this sale, Commerce One will no longer offer these services and therefore will receive no future revenues related to these services.

At December 31, 2002, the assets and liabilities relating to the Company’s marketplace service business were held for sale.  The following table summarizes the assets and liabilities that were held for sale (in thousands) at December 31, 2002:

Accounts receivable, net	$507
Fixed assets	653
Prepaid expenses	30
Deferred revenue	$(1,122)

9.  COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

The Company leases its principal office facilities under non-cancelable operating leases with escalating rent. Rent expense amounted to $16,460,000, $22,856,000 and $14,411,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Capital lease payments for computer equipment and future minimum payments under operating leases, net of any contracted third-party sub-lease rental income at December 31, 2002 are as follows (in thousands):

YEARS ENDING DECEMBER 31,	Capital Leases	Operating Leases	Total
2003	$351	$27,115	$27,466
2004	—	26,558	26,558
2005	—	16,413	16,413
2006	—	8,498	8,498
2007	—	8,121	8,121
Thereafter	—	18,094	18,094
Contracted third party sublease income	—	(2,704)	(2,704)
Total Estimated Cash Flows	351	$102,095	$102,446

Less Imputed Interest	(8)

Present Value of net Minimum lease payments	343

Less current portion	(343)

Long-Term capital lease obligation	$—

Assets acquired under capital lease had an original cost of $801,000, however during the quarter ended December 31, 2002 all fixed assets were written down to their fair market value. As a result the assets acquired under capital leases had a book value of $88,000 and no accumulated depreciation.  Non-cancelable operating lease obligations include $34.7 million that was accrued as restructuring costs as at December 31, 2002.

LEGAL PROCEEDINGS

The Company currently is a party to various legal proceedings, including those noted below.  While the Company currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on our results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  Depending on the amount and timing, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company’s cash flows, business, results of operations or financial position.

Securities Litigation

On June 19, 2001, an alleged securities class action, captioned Cameron v. Commerce One, Inc., et al.,  was filed against Commerce One, several company officers and directors (the “Individual Defendants”), and the three lead underwriters in the Commerce One initial public offering (“IPO”) in the United States District Court for the Southern District of New York.  Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 200 other companies. The lawsuits against Commerce One and other companies have been coordinated for pretrial purposes with these other related lawsuits and have been assigned the collective caption In re Initial Public Offering Securities Litigation.

On April 19, 2002, plaintiffs’ lawyers for the consolidated lawsuits filed an amended complaint consisting of a set of “Master Allegations” and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants.  The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) as a result of alleged conduct of the underwriters of the IPO to engage in a scheme to underprice the IPO and then artificially inflate our stock price in the aftermarket. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001. On July 15, 2002, the issuer and individual defendants filed an omnibus motion to dismiss addressing issues generally applicable to the defendants as a group.  On October 9, 2002, the district court entered an order dismissing all of the living individual Commerce One officers and directors from the case without prejudice.  On February 16, 2003, the district court entered an order denying most of the defenses asserted by the defendants in the omnibus motion to dismiss and allowing most of the case to proceed.

In February 2003, Commerce One, along with its Chief Executive Officer and former Chief Financial Officer, were named as defendants in a similar class-action matter in Florida, Liu v. Credit Suisse First Boston et al., United States District Court, Southern District of Florida.  In that case, the plaintiff alleges that various investment banks, issuer companies, and individuals violated securities laws by engaging in a scheme to under-price initial public offerings and then artificially inflate prices of those stocks in the aftermarket.

Real Estate Litigation

On November 13, 2002, the Company was named as a defendant in an action for breach of lease, entitled Marriott Plaza Associates L.P. v. Commerce One, Inc., Superior Court of California, County of Santa Clara,.  The action alleges that Commerce One breached its commercial real estate lease for office space in Santa Clara, California.  The Complaint does not quantify the damages it seeks, but instead seeks all unpaid rent owing at the time of trial.  If the trial occurs during 2003, the Company expects the claim for back rent to range between $1.5 and $4.1 million, depending on the date of the trial.  As of March 31, 2003, Commerce One’s full lease obligation with Marriott Plaza (including back and future rent through the lease term of February 2006) is approximately $11.5 million.

In addition to the above, the Company has stopped paying rent with respect to various other real estate leases in connection with attempts to negotiate with the landlords to reduce or eliminate the Company’s long-term real estate obligations.  The total long-term lease obligations for these locations, including future rent through March 2011, is approximately $50.0 million in the aggregate.  In the first quarter of 2003, the landlords for premises leased by the Company in California, Maryland and Massachusetts filed unlawful detainer actions against the Company to repossess the premises.  While none of these unlawful detainer actions has sought monetary damages, it is likely that each landlord in the locations where we have stopped paying rent eventually will file a lawsuit to recover past and future rent payments unless the Company is able to reach settlement agreements in the near future.

10. RELATED PARTY TRANSACTIONS

Commerce One’s strategic relationship with SAP commenced on September 18, 2000, when the Company entered into a strategic alliance agreement with SAP AG to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications.  These products were primarily targeted at electronic marketplace customers, a market which has since declined substantially.  This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party.  The amount of the royalty was generally based on a percentage of the total license fee paid by the customer.

SAP historically has made non-refundable royalty prepayments to Commerce One, which the Company has recorded as deferred revenue as payments are received.  As SAP incurs the obligation to pay royalties to Commerce One, these royalties are recognized as revenue.  Prepayments received from SAP and included in deferred revenue totaled approximately $10.2 million and $33.8 million as of December 31, 2002 and 2001, respectively.  When Commerce One licenses one of the jointly developed products to its customers, it pays a royalty to SAP in connection with the sale.  These royalty payments are recorded as a reduction of license or support revenue, as appropriate.  In 2002, 2001 and 2000, the Company made royalty payments to SAP of approximately $1.3 million, $16.9 million and $10.5 million, respectively.

During 2001, Commerce One and SAP amended these agreements to provide for different rights to resell certain technology included in the jointly developed products and for varying royalty rates and maintenance fees depending on the particular product, category of customer and other factors.

Effective January 1, 2002, the Company amended its strategic alliance agreement with SAP to simplify its royalty payment provisions and to provide SAP with an unlimited right to resell the jointly developed products on a fixed fee basis, as well as a right to resell certain other Commerce One technology on an OEM basis, for the first three quarters of 2002.  In exchange, SAP reported to the Company a total of approximately $20.7 million, primarily attributable to license fees, as well as related support and maintenance.  Commerce One credited the aggregate fee of approximately $20.7 million against SAP’s prior prepayments which were previously recorded as deferred revenue.  Commerce One recognized the license and maintenance fees ratably over the three-quarter period ending September 30, 2002.  The amendment provided that during this three-quarter period, Commerce One would pay SAP a royalty fee based upon a fixed percentage of the total license fee for jointly developed products sold by Commerce One, if any.  The amendment further provided that the agreement would default to the historical royalty structure in the event the parties failed to agree on a new payment schedule by September 30, 2002.  Commerce One and SAP have not renegotiated the royalty payments, and therefore the parties will revert to the historical royalty structure when payments are due.

The parties entered into a subsequent amendment effective December 20, 2002 in which the parties clarified Commerce One’s support obligations for prior versions of the Marketset product, granted reciprocal rights to distribute certain connector technology related to the Marketset product on a royalty-free basis, and resolved certain outstanding payment issues relating to services and maintenance fees for certain joint customers.

SAP’s license royalty payments to Commerce One historically have constituted a substantial portion of the Company’s revenues, including during 2002 and 2001. Historically, SAP was instrumental in assisting the Company with selling the jointly developed products, MarketSet and Enterprise Buyer, to SAP’s customer base.  However, these royalty payments have declined in the past year with the decline of the market for electronic marketplace solutions.  In 2002, 2001 and 2000, SAP reported royalties to the Company of approximately $24.3 million, $79.1 million and $44.6 million, respectively, of which license revenues were approximately $19.7 million, $68.3 million and $44.1 million, respectively.

Commerce One and SAP have each phased out the jointly developed Enterprise Buyer procurement products and replaced such products with its own successor procurement products.  As a result, corresponding revenues received from SAP for the sale of such products have ceased, and the Company does not expect to receive any future revenues from the sale of these products by SAP.  Similarly, revenues from the MarketSet product, primarily targeted at the electronic marketplace sector, have declined substantially and the Company does not expect to receive significant future license revenues, if any, from the sale of this product by SAP.

The Company also has generated revenue from its relationship with SAP by performing professional services as a subcontractor to SAP, primarily on software implementation engagements where the Company has jointly sold MarketSet or Enterprise Buyer to an SAP customer. SAP also has completed professional services for the Company by acting as a subcontractor, primarily in relation to the jointly sold MarketSet or Enterprise Buyer products.

The Company also has generated revenue from its relationship with SAP by providing technical customer support and maintenance services to joint customers.  In 2002, support of such customers represented a substantial percentage of the Company’s total support and maintenance revenue.  Amounts received from SAP include payments based on a certain percentage of total support and maintenance fees received by SAP from the customer.  In addition, the Company amended the strategic alliance agreement on January 1, 2002 to provide that SAP would pay Commerce One $500,000 per quarter for certain support obligations relating to Marketset.  Under the terms of that agreement, the fixed payment is scheduled to cease on September 30, 2003.

During the years ended December 31, 2002, 2001 and 2000, the Company recognized revenues with Covisint, LLC (“Covisint”), a business-to-business electronic marketplace for the procurement of goods and services by automakers, their suppliers and others.  The Company holds a two percent equity interest in Covisint and under the terms of a Technology Agreement with Covisint (see Note 11), the Company indirectly licenses software and provides professional services and software maintenance to Covisint in exchange for cash compensation and a share of Covisint’s electronic marketplace revenue over a ten-year period.

During the years ended December 31, 2002, 2001 and 2000, the Company recognized revenue from transactions with NTT Corporation (“NTT”).  A member of the Company’s Board of Directors currently serves as an executive of an NTT subsidiary.

Amounts included in the consolidated financial statements in connection with the related party transactions described above are as follows (in thousands):

	YEARS ENDING DECEMBER 31,
	2002	2001	2000
Revenues:
SAP	$26,149	$79,111	$44,602
Covisint	5,011	12,885	6,036
NTT	862	5,745	1,874
Total	$32,022	$97,741	$52,512

Professional consulting costs included within Cost of services:
SAP	$2,237	$1,367	$—
Total	$2,237	$1,367	$—

	DECEMBER 31,
	2002	2001
Accounts receivable:
SAP	$38	$874
Covisint	909	738
NTT	—	57
Total	$947	$1,669

Deferred revenue:
SAP	$10,204	$33,863
Covisint	—	72
NTT	934	1,523
Total	$11,138	$35,458

Other current liabilities:
SAP	$418	$4,114
Total	$418	$4,114

11. STOCKHOLDERS’ EQUITY

STRATEGIC RELATIONSHIP WITH SAP AG

On September 18, 2000, the Company entered into agreements with SAP AG to jointly develop and deliver the next generation of e-business marketplace solutions.  In connection with those agreements, the Company issued 505,955 shares of common stock to SAP AG for an aggregate purchase price of $250 million.

On June 28, 2001, Commerce One and SAP AG entered into a further stock purchase agreement and related agreements that resulted in Commerce One’s issuance of 4,748,477 shares of its common stock to SAP AG at a purchase price of $47.50 per share, for a total purchase price of approximately $225 million. The transaction was completed on August 6, 2001.   SAP AG owned a total of approximately 5.7 million shares of Commerce One common stock as of December 31, 2002.

SAP AG is generally prohibited from transferring its shares for three years from the date of the closing, although it may sell up to 10% of its shares during the first year after the closing, up to 30% during the second year and up to 50% during the third year, subject to certain limitations on open market sales and transfers to persons who after the transfer will hold in excess of 10% of Commerce One’s voting power. These restrictions on transfer terminate on the earliest to occur of a change of control of Commerce One, the termination of the strategic alliance agreement (other than as a result of a material breach of the strategic alliance agreement by SAP AG) and the third anniversary of the agreements. SAP AG is also prohibited from transferring the shares to a competitor of Commerce One for six years from the closing date, except in open market transactions. Commerce One has a right of first refusal on any private sale of shares by SAP AG for 54 months following the closing.

SAP AG also agreed to certain standstill restrictions that, for three years following the date of share purchase agreement, generally restrict SAP AG’s ability to acquire more than 23% of Commerce One’s outstanding common stock, seek control of Commerce One, or participate in groups with respect to the holding or voting of Commerce One’s stock. The standstill obligations terminate prior to three years from the date of the share purchase agreement upon the occurrence of certain events, such as a change of control of Commerce One or the acquisition of more than 15% of Commerce One by certain named competitors of SAP AG.  These obligations are also suspended in the event of an offer for such a change of control or acquisition, but will be reinstated if the offer is withdrawn or terminated. SAP AG also remains subject to the operation of Commerce One’s shareholder rights plan, or “poison pill”, which was amended to permit SAP AG to beneficially own shares of Commerce One common stock up to the 23% standstill limit.

Until the earlier of three years from the closing or the end of the standstill period, SAP AG has the right to participate to maintain its pro rata ownership of Commerce One’s outstanding shares in the event Commerce One issues additional securities in a private transaction. In addition, SAP AG is entitled to certain registration rights, after one year with respect to shares purchased by SAP AG from Commerce One prior to the transaction, and after two years with respect to the other shares it currently owns, shares acquired in the transaction and any shares it acquires from Commerce One in the future. SAP AG also received the right to nominate a director for election to Commerce One’s board of directors for as long as SAP AG owns ten percent or more of Commerce One’s common stock. If SAP AG is entitled to nominate a director but no director is nominated or available to attend a meeting of Commerce One’s board of directors, SAP AG may send an observer to attend. SAP AG also generally agreed to vote its shares in proportion with the other stockholders of Commerce One only with respect to nominees to Commerce One’s board of directors and stockholder proposals to amend or rescind Commerce One’s rights plan or SAP AG’s standstill agreement during the standstill period. There are no other restrictions on SAP AG’s voting rights.

STOCKHOLDERS’ RIGHTS AGREEMENT

In March 2001, the Board of Directors of the Company approved a Stockholders’ Rights Plan. Under the plan, Commerce One issued a dividend of one right for each share of common stock of the Company held by stockholders of record as of the close of business on April 30, 2001. The rights trade with Commerce One’s common stock. Each right entitles stockholders to purchase a fractional share of Commerce One’s preferred stock for an exercise price of $700. However, the rights are not immediately exercisable and will generally become exercisable if a person or group acquires beneficial ownership of 15 percent or more of Commerce One’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of Commerce One’s common stock. The rights will become exercisable by holders, other than the unsolicited third party acquirer, for shares of Commerce One or of the third party acquirer having a value of twice the right’s then-current exercise price. The rights are redeemable by Commerce One and will expire on April 30, 2011. The Rights Plan was not adopted in response to any effort to acquire control of the Company.

REORGANIZATION INTO A HOLDING COMPANY STRUCTURE

During 2001, the Company completed its reorganization into a holding company structure.  As part of the reorganization, the Stockholders of the “old” Commerce One (now the wholly-owned subsidiary Commerce One Operations, Inc.) became stockholders of the “new” Commerce One.

In December 2000, Commerce One Operations, Commerce One, Ford Motor Company (Ford), General Motors Corporation (GM), DaimlerChrysler AG, Renault S.A. and Nissan Motor Co., Ltd. entered into several agreements relating to the formation of Covisint, LLC (“Covisint”), a business-to-business electronic marketplace for procurement of goods and services by automakers, their suppliers and others. In connection with the formation of Covisint, under the terms of a Formation Agreement, Commerce One Operations agreed to undergo a corporate restructuring into a holding company. In addition, under the terms of a Technology Agreement, Commerce One indirectly licenses software and provides professional services and support and maintenance services to Covisint in exchange for cash compensation and a share of Covisint’s electronic marketplace revenue over a ten-year period.

In July 2001, Commerce One Operations completed the reorganization into a holding company structure by means of a merger with and into a wholly-owned subsidiary of Commerce One, pursuant to an Agreement and Plan of Merger, dated April 25, 2001 by and among Commerce One, New C1 Merger Corporation and Commerce One Operations.

Upon completion of the reorganization, Commerce One Operations became a wholly owned subsidiary of Commerce One and changed its name to Commerce One Operations, Inc. Holders of Commerce One Operations common stock (and the associated right under Commerce One Operation’s stockholder rights plan) received one share of Commerce One common stock for each share of Commerce One Operations common stock (and associated right) held by such stockholder prior to the reorganization.

Commerce One continued the business of Commerce One Operations as the parent holding company of Commerce One Operations.

On the completion of the reorganization, Commerce One received an aggregate two percent equity interest in Covisint. Upon the execution of the Formation Agreement, Commerce One issued 1.44 million shares of its common stock to Ford and 1.44 million shares of its common stock to GM.  Under the terms of the Formation Agreement, half of each of Ford’s and GM’s shares were held in escrow and were released to Ford and GM in December 2002.  Prior to the reorganization, the board of directors issued a dividend of one right under Commerce One’s stockholder rights plan per share of common stock held by Ford and General Motors.

In addition, pursuant to a Standstill and Stock Restriction Agreement entered into between Commerce One, Commerce One Operations, Ford and GM, all of the shares of stock issued to Ford and GM will generally be subject to transfer restrictions for three years subject to certain exceptions. Ford and GM also agreed to certain “standstill” restrictions that will generally limit their ability to acquire individually more than 9.95%, or collectively more than 19.9%, of Commerce One’s outstanding common stock for three years, and individually 12.5% and collectively 25% thereafter. In addition, for a period of three years, Ford and GM generally agreed to vote their shares in accordance with the recommendations of Commerce One’s Board of Directors with respect to nominees to the Board of Directors and increases in Commerce One authorized capital stock and amendments to stock option plans and employee stock purchase plans approved by Commerce One’s Board of Directors. Under a Registration Rights Agreement entered into between Commerce One, Ford and GM, Ford and GM are entitled to registration rights generally beginning after three years, subject to certain exceptions.

STOCK OPTIONS

In 1997, the Company adopted the Commerce One 1997 Incentive Stock Option Plan, which plan was amended and restated in 1999 (the “1997 Plan”).  In 1999, the Company adopted the 1999 Nonstatutory Stock Option Plan (the “1999 Plan”). In connection with various acquisitions, the Company assumed the VEO and CommerceBid stock option plans in 1999, the Mergent and AppNet stock option plans in 2000 and the Exterprise stock option plan in 2001. The Company terminated all the assumed plans upon the assumption and no further options will be granted under them. As of December 31, 2002, the Company reserved an aggregate of 7,453,207 shares of common stock for issuance pursuant to all of its stock option plans and one standalone nonstatutory stock option agreement.

All employees, including without limitation, independent contractors and directors are eligible to receive awards under the 1997 Plan.  Options granted under the 1997 Plan may be either incentive stock options or non-qualified stock options. The exercise price of incentive stock options granted under the 1997 Plan may not be less than the fair market value of the shares of the Company’s common stock on the date of grant. However, the Administrator of the plan shall determine the exercise price of non-qualified stock options. The option holder may exercise unvested options and obtain shares of stock that are subject to a repurchase option by the Company at the original exercise price in the event of the employee’s termination. As of December 31, 2002 the Company had issued 2,504 shares of common stock subject to repurchase.  The repurchase rights lapse over the period that the underlying options vest.

Options granted under the 1999 Plan may only be non-qualified stock options and the Administrator shall determine the exercise price.

Under the Company’s 1999 Director Option Plan, 81,000 shares of common stock have been reserved for grants of stock options under such plan. As of December 31, 2002, options to purchase 72,000 shares have been granted.  No grants were made pursuant to this plan in 2002.

A summary of the Company’s stock option activity under all plans is set forth below:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE
Outstanding at December 31, 1999	2,719,566	$104.30
Granted	2,902,381	$501.00
Exercised	(803,301)	$50.40
Canceled	(227,524)	$296.30
Outstanding at December 31, 2000	4,591,122	$354.90
Granted and assumed	4,896,003	$44.30
Exercised	(429,331)	$16.20
Canceled	(3,684,763)	$404.70
Outstanding at December 31, 2001	5,373,031	$58.90
Granted and assumed	3,783,592	$4.82
Exercised	(215,382)	$14.68
Canceled	(2,635,911)	$57.42
Outstanding at December 31, 2002	6,305,330	$28.56
Exercisable and vested at December 31, 2002	2,018,062	$54.76

	Options Outstanding			Options Exercisable and Vested
Range of Exercise Prices	Number of Outstanding Option	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price Per Share
$ 0.33 - $ 3.32	2,082,886	9.64	$3.27	72,241	$2.31
$ 3.35 - $ 7.40	1,460,620	9.52	$5.81	317,061	$6.88
$ 7.50 - $ 28.10	1,092,037	7.65	$26.18	756,434	$26.55
$ 31.50 - $ 33.60	922,884	8.87	$33.57	349,717	$33.57
$ 34.80 - $ 198.33	593,438	7.45	$71.59	409,854	$74.23
$212.50 - $1,044.38	153,465	7.41	$405.62	112,755	$407.13
	6,305,330	8.89	$28.56	2,018,062	$54.76

RESTRICTED COMMON STOCK

In May 2001, the Company issued 172,570 restricted shares of common stock to certain employees.  The shares of restricted common stock vest ratably over a two year period and are subject to forfeiture if an employee ceases employment prior to that time.  In 2002, 39,786 shares of restricted common stock were forfeited due to the cessation of employment by certain employees.  As of December 31, 2002, 11,142 shares of restricted common stock were outstanding and subject to forfeiture.

1999 EMPLOYEE STOCK PURCHASE PLAN

Under the 1999 Employee Stock Purchase Plan, (“ESPP Plan”), the Company issued 358,760 shares of common stock at a weighted average price of $6.32 per share, 291,330 shares of common stock at a weighted average price of $40.00 per share and 198,534 shares of common stock at a weighted average price of $56.50 per share, in 2002, 2001 and 2000, respectively.  As of December 31, 2002, 1,419,026 shares of common stock have been reserved for issuance under the ESPP Plan.  Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six month purchase period.

DEFERRED STOCK-BASED COMPENSATION

The Company did not record deferred stock compensation in 2002.  During 2002, the deferred stock compensation recorded in relation to the restricted stock awards and options assumed in acquisitions in previous years was reduced by $3.0 million and $50.7 million, respectively, representing the deferred stock compensation recorded that was forfeited by employees upon termination of their employment.  In the years ended December 31, 2001 and 2000, the Company recorded deferred stock compensation of approximately $16.3 million and $189.3 million, respectively, representing the difference between the exercise price and the deemed fair value of restricted stock granted to employees and options assumed in connection with the acquisitions.  These amounts are being amortized by charges to operations over the vesting periods of the individual stock options and restricted common stock awards.  Such amortization amounted to approximately $8.7 million, $98.3 million and $39.8million for the years ended December 31, 2002, 2001 and 2000, respectively.

STOCK OPTION EXCHANGE PROGRAM

On March 5, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date. The elections to cancel options were effective on April 6, 2001. The exchange resulted in the voluntary cancellation by 2,307 employees of options to purchase 2,458,505 shares of common stock with exercise prices ranging from $10.00 to $1,044.40 in exchange for the same number of replacement options. The replacement options were granted on October 8, 2001 and have the same terms and conditions as each optionee’s cancelled options, including the vesting schedule and expiration date of the cancelled options. The replacement options were granted at an exercise price of $28.10 per share of common stock on October 8, 2001. Employees were eligible to participate in the program; Board members, former employees and consultants were ineligible to participate.

WARRANTS

In November 2000, the Company issued a warrant to a consulting firm, in connection with services provided, to purchase 10,000 shares of common stock at an exercise price of $1,109.20. The warrant is exercisable through March 17, 2005. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: risk free rate of 5.0%, weighted average contractual life of 4.3 years, 106% volatility and no dividend yield, which resulted in a value of $1,524,000. This amount was charged to operations during the year 2000.

12. INCOME TAXES

The following is a geographical breakdown of consolidated income (loss) before income taxes by income tax jurisdiction (in thousands):

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
United States	$(589,572)	$(2,626,787)	$(308,411)
Foreign	37	51,689	(30,136)
Total	$(589,535)	$(2,575,098)	$(338,547)

There has been no provision for U.S. federal or state income taxes for any period as the Company has incurred operating losses in all periods. During the years ended December 31, 2002, 2001 and 2000, the Company recorded foreign income tax provisions of $301,000, $9,001,000 and $6,400,000, respectively, relating to taxes withheld from customer payments and remitted to foreign taxing jurisdictions on the Company’s behalf and income taxes generated in certain foreign jurisdictions.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	YEARS ENDED DECEMBER 31
	2002	2001	2000
US federal taxes (benefit) at statutory rate	(35.0)%	(35.0)%	(35.0)%
State	(5.2)%	(5.2)%	(5.3)%
Foreign	0.1%	0.3%	1.9%
Acquisition related charges	30.2%	30.0%	24.7%
Valuation allowance	10.0%	10.2%	15.6%
Total	0.1%	0.3%	1.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	DECEMBER 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$359,687	$239,607
Capitalized research and development costs	14,838	12,156
Deferred revenue	8,972	22,035
Tax credit carryforwards	13,155	9,516
Accrued costs and expenses	7,609	29,805
Deferred tax assets	404,261	313,119
Less: valuation allowance	(400,298)	(299,851)
Total deferred tax assets	3,963	13,268
Deferred tax liabilities:
Other identified intangible assets	(3,963)	(13,268)
Total deferred tax liabilities	(3,963)	(13,268)
Net deferred tax assets	$0	$0

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $100,447,000, $154,008,000 and $102,829,000 during 2002, 2001 and 2000 respectively.

The tax benefits associated with employee stock options provide a deferred tax benefit of $175 million as of December 31, 2002 which has been fully offset by a valuation allowance and will be credited to additional paid-in capital when realized.

As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $986,745,000, which expire in the years 2009 through 2022.

The Company also had net operating loss carryforwards for state income tax purposes of approximately $403,233,000 expiring in the years 2004 through 2022.

In addition, the Company had federal and state tax credit carryforwards of approximately $8,687,000 and $6,770,000 respectively, which expire in the years 2012 through 2022.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

13. PROFIT SHARING PLAN

The Company has a profit sharing plan and trust under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Eligible employees may contribute amounts to the plan via payroll withholdings, subject to certain limitations. The Company did not match contributions by plan participants during the year ended December 31, 2000. The Company began matching employee contributions on January 1, 2001, but terminated the matching of employee contributions on May 31, 2002.

14. REVENUE BY GEOGRAPHIC AREA

Revenue was derived from customers in the following geographic areas (in thousands):

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
United States	$68,419	$270,630	$225,994
Europe, Middle East and Africa	30,805	83,361	119,372
Asia Pacific	5,304	28,319	47,419
Other Americas	1,001	26,259	9,011
	$105,529	$408,569	$401,796

15. BUSINESS COMBINATIONS

EXTERPRISE, INC.

Effective May 25, 2001, the Company acquired Exterprise, Inc. (“Exterprise”), a provider of platform solutions that enable the development and deployment of e-commerce applications.  The acquisition was structured as a common stock for common stock merger and has been accounted for as a purchase transaction.  The purchase consideration was approximately $66.3 million consisting of approximately 720,000 shares of common stock with a fair value of approximately $60.7 million, assumption of option to acquire approximately 25,800 shares of common stock with a fair value of $2.5 million and transaction costs of approximately $3.1 million.

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

16. SELECTED QUARTERLY COMBINED FINANCIAL DATA (UNAUDITED)

On January 30, 2003, Commerce One announced that it recently discovered that it had overstated the company’s stock compensation expense for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, resulting in a net loss for those periods that was less than previously reported.  The stock compensation expense for these periods was lower than previously reported by approximately $10.6 million in the third quarter of 2002, $8.8 million in the second quarter of 2002 and $8.9 million in the first quarter of 2002.  This overstatement related to non-cash stock compensation expenses for certain employees from prior acquisitions no longer employed with the company, but for whom the company continued to amortize the expense.  After adjusting the results in these quarters to correctly reflect the lower expense, the adjusted net loss on a GAAP basis for the third quarter of 2002 was reduced to $36.3 million or $1.25 per share, for the second quarter of 2002 was reduced to $62.3 million or $2.15 per share and for the first quarter of 2002 was reduced to $211.7 million or $7.36 per share.  The Company also discovered that it had overstated its deferred stock compensation expense for the fiscal years ended 2000 and 2001 by amounts that were immaterial to the financial results for those periods.

A summary of the Company’s quarterly financial results follows (in thousands, except per share data).

	YEAR ENDED DECEMBER 31, 2002 QUARTER ENDED
	March 31		June 30		September 30		December 31
Total revenues	$31,755		$27,837		$26,423		$19,514
Total cost of licenses and services	174,476		21,950		17,337		46,876
Loss from operations	$(213,481	)*	$(62,696	)*	$(36,584	)*	$(281,455)
Net loss	$(211,681	)*	$(62,333	)*	$(36,340	)*	$(279,482)
Basic and diluted net loss per share	$(7.36	)**	$(2.15	)**	$(1.25	)**	$(9.57)

	YEAR ENDED DECEMBER 31, 2001 QUARTER ENDED
	March 31	June 30	September 30	December 31
Total revenues	$170,273	$101,251	$81,086	$55,959
Total cost of licenses and services	102,831	682,954	57,941	46,612
Loss from operations	$(228,739)	$(2,066,266)	$(119,271)	$(168,393)
Net loss	$(228,534)	$(2,068,258)	$(119,020)	$(168,287)
Basic and diluted net loss per share	$(10.21)	$(90.25)	$(4.51)	$(5.90)

*These amounts differ from amounts previously reported by $10.6 million, $8.8 million and $8.9 million for the third, second and first quarters, respectively, as a result of the above mentioned over statement of stock compensation expense.

**These amounts differ from amounts previously reported by $0.36, $0.31, and $0.31 for the third, second and first quarters, respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to identification of directors and officers is incorporated by reference from Commerce One’s definitive Proxy Statement (“Proxy Statement”) for the Annual Meeting of Stockholders to be held on May 28, 2003 under the captions “The Board” and “Executive Officers and Key Employees,” respectively.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference from the Proxy Statement under the captions “Security Ownership of Management and Principal Stockholders” and “Equity Compensation Plans.”

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated by reference from the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 14.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.  Within 90 days prior to the date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us and our subsidiaries required to be included in our periodic SEC filings.

(b)           Changes in Internal Controls.  There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           DOCUMENTS FILED AS PART OF THE REPORT

1. FINANCIAL STATEMENTS

Our consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule of Commerce One for each of the years ended December 31, 2002, 2001 and 2000 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Commerce One.

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

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Restated Certificate of Incorporation of New Commerce One Holding, Inc.
3.2	Certificate of Amendment, dated September 16, 2002 to Certificate of Incorporation.
3.3(10)	Amended and Restated Bylaws of the Registrant.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)

Amended and Restated Preferred Stock Rights Agreement, dated as of July 11, 2001, between Commerce One, Inc., New Commerce One Holding, Inc. and Fleet National Bank including the form of Rights Certificate and the Rights attached thereto as Exhibits B and C, respectively.

10.1(2)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(2)	Form of 1997 Incentive Stock Option Plan and form of agreements thereunder.
10.3(2)	Form of 1999 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(3)	1999 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.5(2)	Form of 1999 Director Option Plan and form of agreements thereunder.
10.6(2)	Master Software License and Services Agreement between the Registrant and NTT Communications, dated April 16, 1999.
10.7(2)	Stock Purchase and Master Strategic Relationship Agreement between the Registrant and NTT Communications, dated June 1999.
10.8(4)	Amended and Restated Standstill and Stock Restriction Agreement by and among Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.9(4)	Investor Rights Agreement by and between Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.10(5)

Formation Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation, New Commerce One Holding, Inc. (solely for the purposes of Section 11.3 thereof) Daimler Chrysler AG and (solely for the purposes of section 2.4, 11.2 and 11.9 thereof) Covisint LLC.

10.11(5)	Standstill and Stock Restriction Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.12(5)	Registration Rights Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.13(6)	Stand-alone Stock Option Agreement between Robert M. Kimmitt and Commerce One, Inc., dated as of April 14, 2000.
10.14(6)	Relocation Loan Agreement between Robert M. Kimmitt and Commerce One, Inc. dated May 17, 2000.

10.14.1(7)	First Amended Relocation Loan Agreement between Robert M. Kimmitt and Commerce One, Inc. dated January 31, 2001.
10.15(8)	Strategic Alliance Agreement dated September 18, 2000 by and between Commerce One, Inc., SAP and SAP Markets, Inc.
10.16(10)	Strategic Alliance Agreement Amendment No. 2, dated April 10, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.17(10)	Strategic Alliance Agreement Amendment No. 3, dated June 29, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.18(12)	Strategic Alliance Agreement Amendment No. 4, effective as of January 1, 2002 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.19	Strategic Alliance Agreement Amendment No. 5, effective as of December 20, 2002, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc. *
10.20(9)	AppNet Systems, Inc. 1999 Stock Incentive Plan.
10.21(9)	AppNet Systems, Inc. 1998 Stock Option and Incentive Plan.
10.22(9)	Century Computing, Incorporated Incentive Stock Option Plan.
10.23(7)	Form of Change of Control Severance Agreement.
10.24(7)	Form of Amendment No. 1 to Change of Control Severance Agreement.
10.25(11)	Employee Loan Agreement between Commerce One, Inc., and Dennis H. Jones, dated August 22, 2001.
10.26(13)	Separation Agreement by and between Commerce One Operations, Inc. and Dennis H. Jones, dated June 20, 2002.
10.27	Rental Lease Agreement between Commerce One Operations, Inc. and Narry Singh, dated September 9, 2002.
10.28(13)	Severance Agreement by and between Commerce One Operations, Inc. and Charles Boynton, dated July 29, 2002.
10.29(12)	Promissory Note, dated March 22, 2002, executed by Commerce One, Inc. in favor of Microsoft Capital Corporation.
10.30(12)	Collateral Account Notification and Acknowledgment between Commerce One, Inc. and Microsoft Capital Corporation.
10.31(14)	Loan and Security Agreement, effective October 23, 2002, by and between Silicon Valley Bank and Commerce One Operations, Inc.
10.32	Office Lease Agreement, signed August 27, 1999, by and between Marriott Plaza Associates L.P. and CommerceBid.com.
10.33	Amendment No. 1 to office lease, effective October 20, 2000, by and between Marriott Plaza Associates L.P. and Commerce One, Inc. (successor-in-interest to CommerceBid.com).
10.34	Amendment No. 2 to office lease, effective December 7, 2000 by, and between Marriott Plaza Associates L.P. and Commerce One, Inc.
10.35	Amendment No. 3 to office lease, effective October 25, 2001, by and between Marriott Plaza Associates L.P. and Commerce One, Inc.
21.1	List of Subsidiaries of Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (see page 96 )
99.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

(1)	Incorporated by reference to Commerce One’s Form 8-A (File No. 000-32979) filed on July 11, 2001.

(2)	Incorporated by reference to Commerce One’s Registration Statement of Form S-1 (File No. 333-76987), declared effective July 1, 1999.

(3)	Incorporated by reference to Commerce One’s Form S-8 (File No. 333-33328), filed on March 27, 2000.

(4)	Incorporated by reference to Commerce One’s Current Report on Form 8-K (File No. 333-58558), filed on July 10, 2001.

(5)	Incorporated by reference to Commerce One’s Current Report on Form 8-K (File No. 000-26453), filed on December 29, 2000.

(6)	Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-26453), filed on August 14, 2000.

(7)	Incorporated by reference to Commerce One’s Annual Report on Form 10-K (File No. 000-26453), filed on April 2, 2001.

(8)	Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 14, 2000.

(9)	Incorporated by reference to Commerce One’s Form S-8 (File No. 333-46254), filed on September 20, 2000.

(10)	Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2001.

(11)	Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2001.

(12)	Incorporated by reference to Commerce One’s Annual Report on Form 10-K (File No. 000-32979), filed April 1, 2002.

(13)	Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2002.

(14)	Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2002.

*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

(b)	REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

(c)	EXHIBITS

See Item 15(a)(3), above.

(d)	FINANCIAL STATEMENT SCHEDULES

See Item 8, above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2003

COMMERCE ONE, INC.
By:	/s/ MARK B. HOFFMAN
Mark B. Hoffman
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Charles Boynton and Mark Hoffman, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK B. HOFFMAN	Chief Executive Officer and Chairman of the	March 31, 2003
Mark B. Hoffman	Board (Principal Executive Officer)

/s/ CHARLES BOYNTON	Senior Vice President and Chief Financial	March 31, 2003
Charles Boynton	Officer (Principal Financial and
Accounting Officer)

/s/ JOHN V. BALEN	Director	March 31, 2003
John V. Balen

/s/ KENNETH C. GARDNER	Director	March 31, 2003
Kenneth C. Gardner

/s/ WILLIAM J. HARDING	Director	March 31, 2003
William J. Harding

/s/ ROBERT M. KIMMITT	Director	March 31, 2003
Robert M. Kimmitt

/s/ IRV LICHTENWALD	Director	March 31, 2003
Irv Lichtenwald

/s/ TOSHIMUNE OKIHARA	Director	March 31, 2003
Toshimune Okihara

/s/ JACK ACOSTA	Director	March 31, 2003
Jack Acosta

/s/ ALEX S. VIEUX	Director	March 31, 2003
Alex S. Vieux

CERTIFICATIONS

I, Mark B. Hoffman, certify that:

1. I have reviewed this annual report on Form 10-K of Commerce One, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Mark B. Hoffman
Mark B. Hoffman
Chief Executive Officer

I, Charles R. Boynton, certify that:

1. I have reviewed this annual report on Form 10-K of Commerce One, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Charles D. Boynton
Charles D. Boynton
Chief Financial Officer

COMMERCE ONE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ACCOUNTS RECEIVABLE ALLOWANCES (in thousands)

	Balances at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Charged to Revenues and Cost of Revenues	Deductions	Balances at End of Period
Year ended December 31, 2000	$493	$9,154	$2,657	$500	$(4,639)	$8,165
Year ended December 31, 2001	$8,165	$—	$32,924	$14,807	$(31,819)	$24,077
Year ended December 31, 2002	$24,077	$—	$(5,454)	$(479)	$(12,143)	$6,001

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Restated Certificate of Incorporation of New Commerce One Holding, Inc.
3.2	Certificate of Amendment, dated September 16, 2002 to Certificate of Incorporation.
3.3(10)	Amended and Restated Bylaws of the Registrant.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)

Amended and Restated Preferred Stock Rights Agreement, dated as of July 11, 2001, between Commerce One, Inc., New Commerce One Holding, Inc. and Fleet National Bank including the form of Rights Certificate and the Rights attached thereto as Exhibits B and C, respectively.

10.1(2)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(2)	Form of 1997 Incentive Stock Option Plan and form of agreements thereunder.
10.3(2)	Form of 1999 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(3)	1999 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.5(2)	Form of 1999 Director Option Plan and form of agreements thereunder.
10.6(2)	Master Software License and Services Agreement between the Registrant and NTT Communications, dated April 16, 1999.
10.7(2)	Stock Purchase and Master Strategic Relationship Agreement between the Registrant and NTT Communications, dated June 1999.
10.8(4)	Amended and Restated Standstill and Stock Restriction Agreement by and among Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.9(4)	Investor Rights Agreement by and between Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.10(5)

Formation Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation, New Commerce One Holding, Inc. (solely for the purposes of Section 11.3 thereof) Daimler Chrysler AG and (solely for the purposes of section 2.4, 11.2 and 11.9 thereof) Covisint LLC.

10.11(5)	Standstill and Stock Restriction Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.12(5)	Registration Rights Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.13(6)	Stand-alone Stock Option Agreement between Robert M. Kimmitt and Commerce One, Inc., dated as of April 14, 2000.
10.14(6)	Relocation Loan Agreement between Robert M. Kimmitt and Commerce One, Inc. dated May 17, 2000.
10.14.1(7)	First Amended Relocation Loan Agreement between Robert M. Kimmitt and Commerce One, Inc. dated January 31, 2001.
10.15(8)	Strategic Alliance Agreement dated September 18, 2000 by and between Commerce One, Inc., SAP and SAP Markets, Inc.
10.16(10)	Strategic Alliance Agreement Amendment No. 2, dated April 10, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.17(10)	Strategic Alliance Agreement Amendment No. 3, dated June 29, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.18(12)	Strategic Alliance Agreement Amendment No. 4, effective as of January 1, 2002 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.19	Strategic Alliance Agreement Amendment No. 5, effective as of December 20, 2002, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc. *

10.20(9)	AppNet Systems, Inc. 1999 Stock Incentive Plan.
10.21(9)	AppNet Systems, Inc. 1998 Stock Option and Incentive Plan.
10.22(9)	Century Computing, Incorporated Incentive Stock Option Plan.
10.23(7)	Form of Change of Control Severance Agreement.
10.24(7)	Form of Amendment No. 1 to Change of Control Severance Agreement.
10.25(11)	Employee Loan Agreement between Commerce One, Inc., and Dennis H. Jones, dated August 22, 2001.
10.26(13)	Separation Agreement by and between Commerce One Operations, Inc. and Dennis H. Jones, dated June 20, 2002.
10.27	Rental Lease Agreement between Commerce One Operations, Inc. and Narry Singh, dated September 9, 2002.
10.28(13)	Severance Agreement by and between Commerce One Operations, Inc. and Charles Boynton, dated July 29, 2002.
10.29(12)	Promissory Note, dated March 22, 2002, executed by Commerce One, Inc. in favor of Microsoft Capital Corporation.
10.30(12)	Collateral Account Notification and Acknowledgment between Commerce One, Inc. and Microsoft Capital Corporation.
10.31(14)	Loan and Security Agreement, effective October 23, 2002, by and between Silicon Valley Bank and Commerce One Operations, Inc.
10.32	Office Lease Agreement, signed August 27, 1999, by and between Marriott Plaza Associates L.P. and CommerceBid.com.
10.33	Amendment No. 1 to office lease, effective October 20, 2000, by and between Marriott Plaza Associates L.P. and Commerce One, Inc. (successor-in-interest to CommerceBid.com).
10.34	Amendment No. 2 to office lease, effective December 7, 2000 by, and between Marriott Plaza Associates L.P. and Commerce One, Inc.
10.35	Amendment No. 3 to office lease, effective October 25, 2001, by and between Marriott Plaza Associates L.P. and Commerce One, Inc.
21.1	List of Subsidiaries of Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (see page 96 )
99.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

(1)	Incorporated by reference to Commerce One’s Form 8-A (File No. 000-32979) filed on July 11, 2001.

(2)	Incorporated by reference to Commerce One’s Registration Statement of Form S-1 (File No. 333-76987), declared effective July 1, 1999.

(3)	Incorporated by reference to Commerce One’s Form S-8 (File No. 333-33328), filed on March 27, 2000.

(4)	Incorporated by reference to Commerce One’s Current Report on Form 8-K (File No. 333-58558), filed on July 10, 2001.

(5)	Incorporated by reference to Commerce One’s Current Report on Form 8-K (File No. 000-26453), filed on December 29, 2000.

(6)	Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-26453), filed on August 14, 2000.

(7)	Incorporated by reference to Commerce One’s Annual Report on Form 10-K (File No. 000-26453), filed on April 2, 2001.

102

(8)	Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 14, 2000.

(9)	Incorporated by reference to Commerce One’s Form S-8 (File No. 333-46254), filed on September 20, 2000.

(10)	Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2001.

(11)	Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2001.

(12)	Incorporated by reference to Commerce One’s Annual Report on Form 10-K (File No. 000-32979), filed April 1, 2002.

(13)	Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2002.

(14)	Incorporated by reference to Commerce One’s Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2002.

*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.