Form 10-Q
period 2003-03-31
COMMERCE ONE INC / DE/
filed 2003-05-15
CIK 1131806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.   Yes   ☒  No  ☐

As of May 12, 2003 there were 29,270,247 shares of the registrant’s Common Stock outstanding.

COMMERCE ONE, INC.

ITEM 1. FINANCIAL STATEMENTS

Commerce One, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,069	$73,753
Restricted cash	5,085	—
Short term investments	1,300	3,510
Accounts receivable, net	8,150	7,373
Prepaid expenses and other current assets	7,800	4,923
Total current assets	58,404	89,559
Restricted cash, cash equivalents, and short-term investments	32,128	35,630
Property and equipment, net	7,216	9,761
Other intangible assets, net	17,943	18,449
Investments and other assets	7,822	6,023
Total assets	$123,513	$159,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,821	$3,104
Accrued compensation and related expenses	5,655	8,338
Deferred revenue	20,391	23,546
Other current liabilities	28,756	29,997
Total current liabilities	59,623	64,985
Note payable	25,000	25,000
Non-current accrued restructuring charges	19,789	21,947
Commitments and contingencies
Stockholders’ equity:
Common Stock, par value $0.001, 95,000,000 shares authorized; 29,275,095 and 29,276,716 issued and outstanding at March 31, 2003 and December 31, 2002, respectively.	3,674,439	3,674,645
Deferred stock compensation	(3,133)	(4,385)
Note receivable from stockholder	(129)	(129)
Accumulated other comprehensive loss	(1,310)	(1,203)
Accumulated deficit	(3,650,766)	(3,621,438)
Total stockholders’ equity	19,101	47,490
Total liabilities and stockholders’ equity	$123,513	$159,422

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
		(as restated)
Revenues:
License fees	$2,248	$8,353
Services	10,861	23,402
Total revenues(1)	13,109	31,755
Costs and expenses:
Cost of license fees(2)	305	152,294
Cost of services	8,858	22,099
Sales and marketing	7,911	28,526
Product development	11,394	25,851
General and administrative	2,382	10,905
Stock compensation	1,047	2,431
Restructuring costs	10,941	—
Amortization of intangible assets	149	3,130
Total costs and expenses	42,987	245,236
Loss from operations	(29,878)	(213,481)
Interest income and other, net	788	2,579
Net loss before income taxes	(29,090)	(210,902)
Provision for income taxes	238	779
Net loss	$(29,328)	$(211,681)
Basic and diluted net loss per share	$(1.00)	$(7.36)
Shares used in calculation of basic and diluted net loss per share	29,263	28,763

(1) Revenues from SAP, Covisint and NTT (Note 8)	$1,726	$10,301
(2) Includes charges for the impairment and amortization of the technology agreement with Covisint (“Technology Agreement”) (Note 6)	$498	$151,547

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(unaudited)

	Three months ended March 31,
	2003	2002
		(as restated)
Operating activities:
Net loss	$(29,328)	$(211,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,640	8,202
Amortization of Technology Agreement with Covisint	498	5,732
Amortization of deferred stock compensation	1,047	2,431
Amortization of intangible assets	149	3,132
Impairment of Technology Agreement	—	145,815
Gain on investments	(3)	(367)
Change in operating assets and liabilities:
Restricted investments	(5,010)	—
Accounts receivable, net	(1,750)	24,971
Prepaid expenses and other current assets	(2,875)	(424)
Accounts payable	1,717	(5,836)
Accrued compensation and related expenses	(2,683)	(641)
Other liabilities	(4,628)	(15,078)
Deferred revenue	(2,033)	(8,112)
Net cash used in operating activities	(43,259)	(51,856)
Investing activities:
Purchases of property and equipment, net	(162)	(4,535)
Proceeds from the sale of property and equipment	483	1,429
Purchases of short term investments	(24)	(25,033)
Proceeds from the maturity of short term investments	5,659	75,951
Proceeds ( use of cash) from divestitures of operations	(431)	10,734
Other	131	1,150
Net cash provided by (used in) investing activities	5,656	59,696
Financing activities:
Proceeds from issuance of common stock, net	—	2,521
Payments on notes payable and capital lease obligations	—	(234)
Net cash provided by financing activities	—	2,287
Effect of foreign currency translation on cash and cash equivalents	(81)	24
Net increase/(decrease) in cash	(37,684)	10,151

Cash at beginning of period	73,753	192,547
Cash at end of period	$36,069	$202,698
Supplemental disclosures of cash flow information:
Interest paid	$234	$97
Disclosure of non-cash investing and financing activities:
Property, plant and equipment acquired under capital leases	$—	$801

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.

Notes to Condensed Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

Description Of Business

Commerce One, Inc. ("Commerce One" or "the Company") is a technology company that specializes in software and services that allow companies to conduct business more efficiently through composite process management.  The goal of composite process management is to make business processes and interactions more efficient and to automate business functions. Composite process management allows organizations to create new applications with new features and capabilities from their existing software applications. The resulting applications (called "composite applications") combine the different functionality of stand-alone software applications into a unified business process, allowing the customer to automate relationships both inside and outside the company. The Commerce One Conductor™ platform is designed to allow companies to collaborate more efficiently with their partners, customers and suppliers by automating their critical business processes.

Basis Of Presentation

At March 31, 2003, the Company has $74.6 million cash and cash equivalents and investments, of which $37.4 million is unrestricted and available to fund operations, negative working capital of $1.2 million and $3,650.8 million accumulated deficit.  To date, the Company has funded its operations from revenue and equity financing.  The Company plans to fund its current level of operations from a combination of available unrestricted cash, cash equivalents and investments and revenue.  However, plans and future events are inherently uncertain.  Therefore, should the Company’s levels of revenue and cash, cash equivalents and investments fall short of the Company’s expectations, the Company will take action to further reduce its operating expenses, primarily through reductions of personnel-related costs, and the Company believes such action, if needed, will allow the Company to have sufficient cash to finance its expected operating losses and working capital requirements through 2003.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods.  The results for the interim period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003 or for any future periods.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Commerce One Annual Report on Form 10-K for the year ended December 31, 2002.

Stock-Based Compensation

The Company generally has three categories of employee stock-based awards: restricted stock, stock options and a stock purchase plan. The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the intrinsic value method, the Company has only recorded stock-based compensation resulting from restricted stock issued and options assumed in various prior period acquisitions.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 to stock-based employee compensation (in thousands except per share data):

	Three Months Ended March, 31,
	2003	2002
		(as restated)
Net loss – as reported	$(29,328)	$(211,681)
Add: Stock-based compensation cost, included in the determination of net income as reported	1,047	2,431
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(4,077)	(18,945)
Proforma net loss	$(32,358)	$(228,195)
Loss per share:
Basic and diluted – as reported	$(1.00)	$(7.36)
Basic and diluted – pro forma	$(1.11)	$(7.93)

The weighted-average fair value for stock options granted were calculated using the Black-Scholes option-pricing model based on the following assumptions:

	2003	2002
Volatility	84%	119%
Weighted-average estimated life – stock options	3 years	3 years
Weighted-average estimated life – stock purchase plan	6 months	6 months
Weighted-average risk – free interest rate	2.0%	4.6%
Dividend yield	—	—

2. RESTRICTED INVESTMENTS

As of March 31, 2003, cash, cash equivalents, and short-term investments of approximately $37.2 million collateralized certain obligations of Commerce One related to a note payable, real estate and other operating lease agreements, and potential workers’ compensation claims.

3. BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, “Earnings per Share.”  Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased and excludes any dilutive effects of options, warrants, and convertible securities. Potentially dilutive issuances have also been excluded from the computation of diluted net loss per share, as their inclusion would be anti-dilutive.

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
		(as restated)
Net loss	$(29,328)	$(211,681)

Weighted average shares of common stock outstanding	29,275	28,864
Less: Weighted average shares subject to repurchase and forfeiture	(12)	(101)
Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	29,263	28,763
Basic and diluted net loss per share	$(1.00)	$(7.36)

4. COMPREHENSIVE INCOME (LOSS)

Financial Accounting Standards Board (SFAS) No. 130, “Reporting Comprehensive Income,” established standards of reporting and display of comprehensive income and its components of net income and “Other Comprehensive Income.”  “Other Comprehensive Income” refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three months ended March 31, 2003 and 2002 were as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
		(as restated)
Net loss	$(29,328)	$(211,681)
Unrealized gain (loss) on investments	(3)	378
Foreign currency translation adjustment	(104)	24
Comprehensive loss	$(29,435)	$(211,279)

5. RESTRUCTURING COSTS

In 2002, Commerce One implemented multiple restructuring plans (the “Plans”) aimed at significantly reducing its operating expenses while realigning Commerce One’s resources around its core product initiatives.  The Plans included costs such as separation pay, outplacement services and benefit continuation, as well as the termination of certain office leases, the divestiture of certain parts of Commerce One’s Global Services division, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by employees who were terminated.

The following table summarizes the activity relating to the restructuring liability for the three months ended March 31, 2003 for all restructurings initiated prior to January 1, 2003 (in thousands):

	Accrued restructuring costs at December 31, 2002	Amounts charged to restructuring costs and other	Amounts reversed	Amounts paid or written off	Accrued restructuring costs at March 31, 2003
Lease cancellations and commitments	$34,744	$—	$—	$(4,492)	$30,252
Termination payments to employees and related costs	1,513	800	(68)	(2,162)	83
Write-off on disposal of assets and related costs	113	—	(94)	(10)	9
Total restructuring accrual And other	$36,370	$800	$(162)	$(6,664)	$30,344
Less non-current accrued restructuring charges					(19,789)
Accrual restructuring Charges included within other accrued liabilities					$10,555

The charge to restructuring for employee-related costs was due to a change in management estimates related to employee benefits plans adopted prior to January 1, 2003. Restructuring charges reversed in the quarter ended March 31, 2003 resulted from changes in management estimates relating to employee claims and the disposal price of equipment and other assets.  The remaining accrued restructuring costs for Plans adopted prior to January 1, 2003 relate primarily to lease payments contractually required of Commerce One on certain facilities, net of any estimated sublease amounts, expiring at various dates through 2011.  The Company anticipates that all the accrued restructuring costs, other than lease-related costs, will be paid during the second quarter of 2003.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (referred to as EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit plan as required under EITF Issue No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.

In January 2003, management approved and began to implement a restructuring plan (the “2003 Plan”) aimed at further reducing its operating expenses while continuing to align Commerce One’s resources around its core product initiatives.  The 2003 Plan ultimately will reduce the Company's headcount by approximately 430 employees from all areas of the Company. The effect of this 2003 Plan has been recorded and disclosed in accordance with SFAS No. 146.  The Company recorded approximately $10.3 million to restructuring charges in the quarter ended March 31, 2003, primarily in relation to severance pay, continued benefits, and outplacement services.

The following table summarizes the activity relating to the restructuring liability for the three months ended March 31, 2003 for the 2003 Plan.

	Accrued restructuring costs at December 31, 2002	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at March 31, 2003
Lease cancellations and commitments	$—	$137	$—	$137
Termination payments to employees and related costs	—	10,085	(5,616)	4,469
Write-off on disposal of assets and related costs	—	81	(81)	—
Total restructuring accrual and other	$—	$10,303	$(5,697)	$4,606
Accrual restructuring charges included within other accrued liabilities				$4,606

The remaining accrued restructuring costs for the Plan adopted after January 1, 2003 relate primarily to payments to terminated employees.  The Company anticipates that substantially all accrued restructuring costs related to the Plan will be paid during the second and third quarters of 2003.  We expect to incur approximately $0.2 million of additional restructuring charges during the remainder of 2003 related to previously announced restructuring plans that were not accrued under our accounting policy as of March 31, 2003.  We may also incur additional future restructuring charges in 2003 related to these or other activities.

6. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases its principal office facilities under non-cancelable operating leases.  Future minimum payments under operating leases, net of any contracted third-party sub-lease rental income at March 31, 2003 are as follows (in thousands):

	Capital leases	Operating leases	Total
Nine months ending December 31, 2003	$312	$17,537	$17,849
Year ended December 31,
2004	—	18,824	18,824
2005	—	12,510	12,510
2006	—	7,779	7,779
2007	—	7,379	7,379
Thereafter	—	15,888	15,888
Total estimated cash flows	$312	$79,917	$80,229

Less imputed interest	(6)

Present value of net minimum lease payments	306

Less current portion	(306)

Long-term capital lease obligation	$—

Approximately $30.4 million of the non-cancelable operating lease obligations were accrued as restructuring costs as of March 31, 2003.

Legal Proceedings

The Company currently is a party to various legal proceedings, including those noted below.  While the Company currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  Depending on the amount and timing, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company’s cash flows, business, results of operations or financial position.

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

                On April 19, 2002, plaintiffs’ lawyers for the consolidated lawsuits filed an amended complaint consisting of a set of “Master Allegations” and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants.  The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) as a result of alleged conduct of the underwriters of the IPO to engage in a scheme to under price the IPO and then artificially inflate our stock price in the aftermarket. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001. On July 15, 2002, the issuer defendants and individual defendants filed an omnibus motion to dismiss addressing issues generally applicable to the defendants as a group.  On October 9, 2002, the district court entered an order dismissing all of the living individual Commerce One officers and directors from the case without prejudice.  On February 16, 2003, the district court entered an order denying most of the defenses asserted by the defendants in the omnibus motion to dismiss and allowing most of the case to proceed.

In February 2003, Commerce One, along with its Chief Executive Officer and former Chief Financial Officer, were named as defendants in a similar class-action matter in Florida, Liu v. Credit Suisse First Boston et al., United States District Court, Southern District of Florida.  In that case, the plaintiff alleges that various investment banks, issuer companies, and individuals violated securities laws by engaging in a scheme to under-price initial public offerings and then artificially inflate prices of those stocks in the aftermarket.  It is presently unclear whether or not this latest action will be transferred and coordinated with the other coordinated actions in federal court in New York.

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

In addition to the above, we have stopped paying rent with respect to various other real estate leases in connection with attempts to negotiate with the landlords to reduce or eliminate our long-term real estate obligations.  As of March 31, 2003, the total long-term lease obligations for these locations, including future rent through March 2011, were approximately $52.0 million in the aggregate.  In the first quarter of 2003, the landlords for premises leased by us in three locations filed unlawful detainer actions against us to repossess the premises.   We subsequently resolved one of these unlawful detainer actions by an overall settlement of the real estate liability and one by agreement not to contest possession in the unlawful detainer claim.  While none of these unlawful detainer actions sought significant money damages, it is likely that in each location where we have stopped paying rent and where no settlement has been reached, our landlord eventually will file a lawsuit to recover past and future rent payments unless we are able to reach settlement agreements in the near future.

8. TRANSACTIONS WITH SAP, COVISINT AND NTT

SAP

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

SAP historically has made non-refundable royalty prepayments to Commerce One, which the Company has recorded as deferred revenue as payments are received.  As SAP incurs the obligation to pay royalties to Commerce One, these royalties are recognized as revenue.  Prepayments received from SAP and included in deferred revenue totaled approximately $8.7 million and $26.4 million at March 31, 2003 and December 31, 2002, respectively.  If Commerce One licenses one of the jointly developed products to its customers, it is required to pay a royalty to SAP in connection with the sale.  These royalty payments are recorded as a reduction of license or support revenue, as appropriate.

During 2001, Commerce One and SAP amended these agreements to provide for different rights to resell certain technology included in the jointly developed products and for varying royalty rates and maintenance fees depending on the particular product, category of customer and other factors.

Effective January 1, 2002, the Company amended its strategic alliance agreement with SAP to simplify its royalty payment provisions and to provide SAP with an unlimited right, in exchange for a fixed fee payment, to resell the jointly developed products, as well as a right to resell certain other Commerce One technology on an original equipment manufacturer (“OEM”) basis, for the first three quarters of 2002.  In exchange, SAP reported to the Company a total of approximately $20.7 million, primarily attributable to license fees, as well as related support and maintenance.  Commerce One credited the aggregate fee of approximately $20.7 million against SAP’s prior prepayments that were previously recorded as deferred revenue.  Commerce One recognized the license and maintenance fees ratably over the three-quarter period ending September 30, 2002.  The amendment provided that during this three-quarter period, Commerce One would pay SAP a royalty fee based upon a fixed percentage of the total license fee for jointly developed products sold by Commerce One, if any.  The amendment further provided that the agreement would default to the historical royalty structure in the event the parties failed to agree on a new payment schedule by September 30, 2002.  Commerce One and SAP have not renegotiated the royalty payments, and therefore the parties will revert to the historical royalty structure when payments are due.

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

Commerce One and SAP have each phased out the jointly developed Enterprise Buyer procurement products and replaced such products with its own successor procurement products.  As a result, corresponding revenues generated from SAP for the sale of such products have ceased, and the Company does not expect to receive any future revenues from the sale of these products by SAP.  Similarly, revenues from the MarketSet product, primarily targeted at the electronic marketplace sector, have declined substantially and the Company does not expect to generate significant future license revenues, if any, from the sale of this product by SAP.

Commerce One recognized $1.5 million in total revenues from SAP during the quarter ended March 31, 2003, of which $0.4 million represented license fees, compared to $8.6 million in total revenues during the quarter ended March 31, 2002, of which  $6.4 million represented license fees.  The Company made no payments to SAP during the quarter ended March 31, 2003, compared to total payments of $2.1 million during the quarter ended March 31, 2002, which consisted primarily of professional service fees and maintenance royalties.

                To a lesser extent, the Company also historically has generated revenue from its relationship with SAP by performing professional services as a subcontractor to SAP, primarily on software implementation engagements where the Company has jointly sold MarketSet or Enterprise Buyer to an SAP customer. SAP also has completed professional services for the Company by acting as a subcontractor, primarily in relation to the jointly sold MarketSet or Enterprise Buyer products.  These services have declined substantially over time and the Company does not expect to generate significant services revenue, if any, from SAP in the future.

The Company also has generated revenue from its relationship with SAP by providing technical customer support and maintenance services to joint customers.  In 2002, support of such customers represented a substantial percentage of the Company’s total support and maintenance revenue.  Amounts received from SAP include payments based on a certain percentage of total support and maintenance fees received by SAP from the customer.  In addition, the Company amended the strategic alliance agreement on January 1, 2002 to provide that SAP would pay Commerce One $500,000 per quarter for certain support obligations relating to MarketSet.  Under the terms of that agreement, the fixed payment is scheduled to cease on September 30, 2003.  As a result, and as a result of the general decline in license sales of the parties’ jointly developed products, the Company expects maintenance and support services revenue from SAP to decline substantially in 2003.

Covisint

                During the quarters ended March 31, 2003 and 2002, the Company recognized revenues with Covisint, LLC (“Covisint”), a business-to-business electronic marketplace for the procurement of goods and services by automakers, their suppliers and others.  The Company holds a two percent equity interest in Covisint and under the terms of a technology agreement with Covisint (“Technology Agreement”), the Company indirectly licenses software and provides professional services and software maintenance to Covisint in exchange for cash compensation and a share of Covisint’s electronic marketplace revenue over a ten-year period.

NTT

During the quarters ended March 31, 2003 and 2002, the Company recognized revenue from transactions with NTT Corporation (“NTT”).  A member of the Company’s Board of Directors currently serves as an executive of an NTT subsidiary.

Amounts included in revenues in the consolidated financial statements in connection with the transactions described above are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Revenues:
SAP	$1,520	$8,560
Covisint	92	1,217
NTT	114	524
Total	$1,726	$10,301

9. BUSINESS DIVESTITURE AND NOTES RECEIVABLE

On January 24, 2003, the Company executed the sale and license of certain assets and liabilities, including customer commitments, related to CommerceOne.net, the Company’s marketplace services business consisting of hosting, software subscription services, transaction-based marketplace services and content-related services with eScout LLC, a privately held limited liability company. In connection with the closing of this transaction, the Company received senior secured notes receivable with an aggregate face value of approximately $2.0 million, membership interests in eScout LLC and the right to receive royalty payments over the four years following the closing of no more than $0.5 million in the aggregate. The notes receivable are secured by all of the assets of eScout LLC and bear a quarterly interest rate of 1.5% with payments due each quarter with the final payment due on January 24, 2005. Fifteen percent (15%) of the notes received are held in escrow until January 2004 as security for any claims related to a breach of the Company’s representations, warranties and covenants. No assets were recorded by the Company for either the royalty payment or membership interests.  In connection with this disposition, the Company recognized a loss of $0.2 million during the three months ended March 31, 2003.  This loss is included in “Interest income and other, net” on the Condensed Consolidated Statement of Operations for that period.  During 2002, the Company recognized service revenues totaling approximately $11.8 million from CommerceOne.net related services. During the quarter ended March 31, 2003, the Company recognized a total of approximately $2.6 million in services revenue from CommerceOne.net related services. Due to this divestiture, the Company will no longer offer these services. As a result, the Company no longer expects to receive revenues from transaction fees, content or subscription services. In addition, the Company expects that hosting revenue will decline substantially and will be limited solely to the recognition of revenue that previously had been deferred.

10. SUBSEQUENT EVENTS

In April 2003, the Company entered into an agreement to sublease the facility it currently occupies as its main corporate office in an effort to decrease the Company's rent expense.  The Company will move its operations in this facility to another location with significantly less square footage.  The sublease covers approximately 153,000 square feet and will be effective in January 2004 through February 2005, the remaining term of the lease.  The amount of sublease income that is received during this period will be less than the lease payments due by the Company.  As a result of this transaction, the Company will record a restructuring charge of approximately $3.1 million in the second quarter of 2003.

In April 2003, the Company reached a settlement related to one of its real estate commitments.  As a result of the settlement, future minimum lease payments were reduced by $6.1 million and the Company will record a restructuring charge of approximately $1.0 million in the second quarter of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   These forward-looking statements include, but are not limited to, the following: the anticipated leadership of

Commerce One as a provider of composite process management solutions; management’s belief that our available cash resources will be sufficient to finance our operations through 2003; the expected decrease in cash expenditures as a result of, among other things, our expense reduction efforts; our ability to reduce expenses adequately to ensure our available cash resources through 2003; the expected growth of our business and related matters; the development and expected growth of a market for the Commerce One Conductor™  platform and other new products and solutions; Commerce One's ability to develop our planned composite process templates and compete effectively in the composite process management area; the benefits of our product offering, including but not limited to statements regarding the ability of our products to provide efficiencies and cost savings associated with automating business processes; the ability of our Commerce One Conductor platform to integrate effectively with third party software applications; our ability to compete favorably with our competitors; the necessity of investing in product development for future success; the expectation that product development, sales, marketing, and administrative expenses will decrease in future periods; the potential benefits and/or gains associated with our restructuring efforts and divestitures; the potential benefits associated with outsourcing certain development work related to our products; the expected outcome of certain litigation and other disputes, including without limitation those related to our real estate obligations; whether we file additional patent applications; and the effect of interest rate, foreign currency exchange rate and equity price fluctuations. The words “believe,” “expect,” “intend,” “plan,” “project,” “will” and similar words and phrases as they relate to Commerce One also identify forward-looking statements. Such statements reflect the current views and assumptions of Commerce One and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-Q, including those under the heading “Risk Factors.” Commerce One expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Commerce One, Inc. is hereinafter sometimes referred to as “the Registrant,” “the Company,” “Commerce One,” “we” and “us.”

OVERVIEW

Background

Commerce One is a technology company that specializes in software and services that allow companies to conduct business more efficiently through composite process management. The goal of composite process management is to make business processes and interactions more efficient and to automate business functions.  Composite process management allows organizations to create new applications with new features and capabilities from their existing software applications. The resulting applications (called "composite applications") combine the different functionality of stand-alone software applications into a unified business process, allowing the customer to automate relationships both inside and outside the company. The Commerce One Conductor™ platform is designed to allow companies to collaborate more effectively with their partners, customers and suppliers by automating their critical business processes.

Commerce One’s newest product offerings-the Commerce One Conductor™ platform, supporting set of packaged Supplier Relationship Management (SRM) applications, and planned Composite Process Templates-represent our next generation of collaborative solutions designed to help our customers optimize their technology investments and improve the functionality of their existing software applications.

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

The portion of our license and service revenues attributable to sales outside the United States continues to be a substantial portion of our overall revenues. In the first quarter of 2003, approximately 39% of our license and service revenues were derived from sales outside United States, compared to 35% in 2002 and 34% in 2001.

In 2001, 2002 and the first quarter of 2003, we downsized our Global Services division, which provides professional services to third parties, through reductions in force and divestitures.  Although consulting services remain a substantial portion of our revenues, these actions have contributed to a general decline in the overall revenues received from our consulting services.

For the three months ended March 31, 2003, other than related party revenues earned through transactions with SAP, which accounted for approximately 12% of our revenues, one customer accounted for more than 10% of revenue.  This customer accounted for 16% of our revenues in the three months ended March 31, 2003.

Significant Trends Affecting Our Business

Industry Dynamics—Decline in Enterprise Spending.  The enterprise software industry is characterized by several trends that may have a material impact on our strategic planning, results of operations and financial condition.  One key trend has been the decline in spending on enterprise software as a result of general weakness in the economy.  This decline in enterprise spending has had a direct and significant adverse impact on our ability to generate license revenues from new and existing customers.  The decline in spending has also been coupled with increased competition in our industry resulting in significant downward pricing pressure on our products.  Taken together, these trends have resulted in a significant reduction in new sales and declining average selling prices for the products we do sell.

New Product Introduction.  We launched the Commerce One Conductor platform, our new product, in March of 2003.  However, due to the recent timing of this release and the length of our sales cycle, it could take several quarters before we receive significant license revenue from this product, if at all.  In the interim, it may be difficult to sell our Supplier Relationship Management applications, due to customer concerns over committing to such applications in light of the new Commerce One Conductor release.   If we are not successful in selling Commerce One Conductor to current and new customers, our license revenues will be adversely affected.

Cash Flows From Operations.  We have undertaken and are continuing to pursue a number of measures to reduce cash-related expenses that affect our cash flows from operations.  These measures include significant headcount reduction, renegotiating our real estate lease obligations and divesting certain businesses that we believe are not critical to our core product initiatives.  While these efforts helped reduce total expenses, our operations are still drawing upon our cash reserves.  If we do not significantly decrease our cash expenses or increase cash revenues, we will continue to have significant negative cash from operations.

Liquidity.  We had cash and cash equivalents and short-term investments of approximately $74.6 million at March 31, 2003, of which $37.4 million was unrestricted cash and short-term investments that can be used to fund operations.  In the quarter ended March 31, 2003, we used approximately $38.3 million of our total restricted and unrestricted cash reserves, and although we believe that our cash utilization will decline, we continue to have significant negative cash from operations.  Based upon our current plan and expectations for revenues and expenses, we believe that our available cash resources will be sufficient to finance our presently anticipated operating losses and working capital expenditure requirements through 2003.   However, if our revenues (particularly our license revenues pertaining to our new Commerce One Conductor platform product) do not meet our expectations, or if we do not obtain additional financing, we will need to take action to further reduce our operating expenses to have sufficient cash to finance our operating losses and working capital expenditures through 2003.  The forecasts of the periods of time through which our financial resources will be adequate to support our operations are forward-looking statements that involve risks and uncertainties, and actual results could vary materially as a result of the factors described in the sections entitled “Risk Factors” and “Liquidity and Capital Resources.”

Revenue Mix.  Our business model relies on our ability to generate revenue from license fees and, to a lesser extent, from the services we provide.  Revenues from license fees, though a lower overall percentage of our revenues, have relatively higher gross margins than revenues from services.  Because our revenue from license fees has declined more significantly than service revenue, the percentage of our revenues from the sale of lower margin services increased in 2002 and 2003. We expect this trend to continue in the short term unless we are able to successfully generate significant sales of our Commerce One Conductor platform product, which was released in March 2003.

Dependence on SAP—Loss of Future SAP Revenues.  We have historically relied for a substantial portion of our license revenue on our relationship with SAP.  In addition, SAP has been an important source of new customers for us by providing us with an opportunity to sell our products to the relatively large installed base of SAP customers.  As discussed in more detail in the section below called “Relationship with SAP,” we do not expect to derive any significant revenues from SAP in 2003, or thereafter, or have direct access through SAP to its installed based of customers.

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

We reduce license revenue to reflect estimated product returns. While as a matter of contract and general practice, we do not accept the return of software products after the expiration of any acceptance periods, unforeseen contractual disputes with customers may require us to accept the return of a product.  Management uses a percentage of trailing license revenue in order to calculate the required reserve balance.  The appropriate percentage is determined by analyzing information pertaining to past customer issues or disputes for particular products.  Our reserves have decreased significantly over the past twelve months due to lower license revenue.  Should our actual product returns be greater than our estimates, or if we experience higher returns due to the introduction of our new Commerce One Conductor platform product, revisions to the product return allowance would be required which may lead to a decrease in license revenue.

We charge estimated product warranty costs to cost of licenses at the time revenue is recognized.  While we engage in product quality programs and processes prior to the release of software, unforeseen product errors may exist in our products that may require us to incur costs to correct or replace the affected products.  We create the warranty reserve by analyzing actual work performed pursuant to warranty disputes in previous quarters, the mix of our product offerings and the relative amount of time those products have been generally available.  Should warranty claims, and therefore our actual costs, be greater than our estimates, revisions to the estimated warranty costs would be required which may lead to an increase in cost of license for the affected period.

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

Network service fees (transaction fees, hosting fees and revenue sharing), have not been significant and are not expected to be significant in the future.  Revenues related to transaction fees and revenue sharing are recognized as earned based on customer transactions.  Revenues related to hosting fees generally are recognized ratably over the term of the related contracts, typically one year.  In January 2003, we divested to eScout LLC our CommerceOne.net division, which offered hosting, software subscription services, transaction-based marketplace services and content services.  As a result of this divestiture, we will no longer receive transaction fees.  In addition, hosting revenue will decline substantially and will be limited to the recognition of revenue that previously had been deferred.

Deferred revenue consists of prepaid licenses fees as well as prepaid fees for services and maintenance and support agreements.

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

Long-lived Assets and Goodwill

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long- lived Assets,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” we periodically assess the carrying value of our long-lived assets including property and equipment, goodwill, our Technology Agreement with Covisint and other identified intangible assets for impairment.  An impairment assessment is performed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Impairment indicators include, but are not limited to, our net book value as compared to market capitalization, significant negative industry and economic trends, a significant decline in our stock price for a sustained period and significant under performance relative to historical and projected future operating results.  In assessing the recoverability of the carrying value of intangible assets, we must make assumptions regarding the estimated future cash flows attributable to these assets.  In addition, we must make assumptions regarding discount rates to determine the fair value of the respective assets. We have typically relied on valuation experts to assist in the analysis of these factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded which could have a significant impact on our operating results.  In 2002, we recorded impairment charges of $394.0 million related to property and equipment, goodwill and other intangible assets. No indicators of impairment were present during the quarter ended March 31, 2003.  The presence of indicators of impairment in future periods may result in further impairment of our intangible assets.

Stock-based Compensation

We generally have three categories of employee stock-based awards: restricted stock, stock options and a stock purchase plan. We account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and have adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Under the intrinsic value method, the Company has only recorded stock-based compensation resulting from restricted stock issued and options assumed in various prior period acquisitions.

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

Restructuring Accrual

We have undergone multiple restructuring transactions during 2001, 2002 and 2003.  In accordance with, Emerging Issues Task Force Issue (referred to as EITF) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” the cost associated with the transactions in 2001 and 2002 have been charged to restructuring expense in the period in which the we committed to the restructuring plan.  The charges relating to the consolidation and closing of facilities and asset dispositions required significant estimates to determine the amount of future payments to be accrued as a part of the restructuring activity.  A change in the circumstances related to the plan for closure of the facilities could result in additional charges or the reversal of prior charges taken.  For example, due to negotiated lease terminations for space vacated due to various restructurings, amounts previously charged to restructuring costs of approximately $5.7 million were reversed during the quarter ended December 31, 2002, reducing the net expense for restructuring recorded in that quarter.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (referred to as EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit plan, as required under EITF Issue No. 94-3.   The provisions of SFAS No. 146 were effective for exit or disposal activities initiated after December 31, 2002.  During the first quarter of 2003, we recorded restructuring costs of $10.3 million under the provisions of SFAS No. 146.  The adoption of SFAS No. 146 may affect the timing of recognizing future restructuring costs and the amounts recognized under such costs.

RELATIONSHIP WITH SAP

Commercial Relationship and Revenues Resulting from Royalty Arrangements with SAP AG

Commerce One has had a strategic relationship with SAP AG (referred to herein as “SAP”) since 2000.  Over the course of the relationship, SAP has accounted for a significant portion of our license revenue.  However, the relationship has changed significantly over time.  As a result of these changes and changes in the marketplace, the revenues we derive from our relationship with SAP have declined substantially.  We do not expect to derive significant revenues, if any, from SAP in 2003 or thereafter.  To the extent we do receive any revenues from SAP in the future, we expect that such revenues will relate to ongoing maintenance and support fees as opposed to license fees.

Commerce One’s strategic relationship with SAP commenced on September 18, 2000, when the Company entered into a strategic alliance agreement with SAP to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications.  These products were primarily targeted at electronic marketplace customers, a market which has since declined substantially.  This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party.  The amount of the royalty was generally based on a percentage of the total license fee paid by the customer.

SAP historically has made non-refundable royalty prepayments to Commerce One, which we have recorded as deferred revenue as payments are received.  As SAP incurs the obligation to pay royalties to

Commerce One, these royalties are credited against this deferred revenue and recognized as revenue by Commerce One.  Prepayments previously received from SAP and included in deferred revenue totaled approximately $8.7 million and $26.4 million at March 31, 2003 and March 31, 2002, respectively.  If Commerce One licenses one of the jointly developed products to its customers, it is required to pay a royalty to SAP in connection with the sale.  These royalty payments are recorded as a reduction of license or support revenue, as appropriate.

During 2001, Commerce One and SAP amended these agreements to provide for different rights to resell certain technology included in the jointly developed products and for varying royalty rates and maintenance fees depending on the particular product, category of customer and other factors.

Effective January 1, 2002, we amended the strategic alliance agreement with SAP to simplify its royalty payment provisions and to provide SAP with an unlimited right, in exchange for a fixed fee payment, to resell the jointly developed products, as well as a right to resell certain other Commerce One technology on an original equipment manufacturer (“OEM”) basis, for the first three quarters of 2002.  In exchange, SAP reported to us a total of approximately $20.7 million, primarily attributable to license fees, as well as related support and maintenance.  We credited the aggregate fee of approximately $20.7 million against the prior prepayments by SAP, which had been recorded as deferred revenue.  Commerce One recognized the license and maintenance revenue ratably over the three-quarter period ending September 30, 2002.  The amendment provided that during this three-quarter period, Commerce One would pay SAP a royalty fee based upon a fixed percentage of the total license fee for jointly developed products sold by Commerce One, if any.  The amendment further provided that the agreement would default to the historical royalty structure in the event the parties failed to agree on a new payment schedule by September 30, 2002.  Commerce One and SAP have not renegotiated the royalty payments, and therefore the parties will revert to the historical royalty structure when payments, if any, are due.

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

Commerce One and SAP have each phased out the jointly developed Enterprise Buyer procurement products and replaced such products with its own successor procurement products.  As a result, corresponding revenues generated from SAP for the sale of such products have ceased, and we do not expect to receive any future revenues from the sale of these products by SAP.  Similarly, revenues from the MarketSet product, primarily targeted at the electronic marketplace sector, have declined substantially and we do not expect to generate significant future license revenues, if any, from the sale of this product by SAP.  Accordingly, and as a result of the expiration of the fixed fee arrangement referenced above, we do not anticipate that we will continue to generate significant revenues, if any, from SAP in 2003 or thereafter.

We recognized $1.5 million in total revenues from SAP during the quarter ended March 31, 2003, of which $0.4 million represented license fees, compared to $8.6 million in total revenues during the quarter ended March 31, 2002, of which  $6.4 million represented license fees.  We made no payments to SAP during the quarter ended March 31, 2003, compared to total payments of $2.1 million during the quarter ended March 31, 2002, which consisted primarily of professional service fees and maintenance royalties.

We also have generated revenue from our relationship with SAP by performing professional services as a subcontractor to SAP, primarily on software implementation engagements where the Company has jointly sold MarketSet or Enterprise Buyer to an SAP customer. SAP also has completed professional services for us by acting as a subcontractor, primarily in relation to the jointly sold MarketSet or Enterprise Buyer products.  These revenues and expenses have declined over time, and we expect they will continue to decline commensurate with the decline in license sales of the parties’ joint solutions.

To a lesser extent, we also have generated revenue from our relationship with SAP by providing technical customer support and maintenance services to joint customers.  In 2002, support of such customers represented a substantial percentage of our total support and maintenance revenue.  Amounts received from SAP include payments based on a certain percentage of total support and maintenance fees received by SAP from the customer.  In addition, we amended the strategic alliance agreement on January 1, 2002 to provide that SAP would pay us $500,000 per quarter for certain support obligations relating to MarketSet.  Under the terms of that agreement, the fixed payment is scheduled to cease on September 30, 2003. As a result, and as a result of the decline in license sales of the parties’ joint solutions, we expect revenues generated from SAP for technical support and maintenance to decline substantially in 2003.  If we are unable to replace such revenues with substantial support and maintenance revenue related to the sale of our new products, our overall revenues will be harmed.

At the time we entered into the strategic alliance agreement with SAP in 2000, we sold 505,955 shares of our common stock to SAP for an aggregate purchase price of approximately $250 million.

Subsequently, in 2001, we sold an additional 4,748,477 shares of our common stock to SAP for an aggregate purchase price of approximately $225 million.

In connection with our issuance of common stock to SAP, we entered into various agreements with SAP that restrict SAP’s ability to acquire more than 23% of our outstanding common stock or otherwise attempt to acquire control of Commerce One, restrict its transfer of the shares of common stock that it purchased from us and, in very limited ways, affect SAP’s ability to vote its shares of our common stock.  We also granted SAP certain rights to require us to register the resale of its shares of our common stock, certain pro rata rights to acquire additional shares of our common stock and the right to have a designee appointed to our board of directors or to send an observer to our board of directors meetings.  As of March 31, 2003, SAP has not exercised its right to have such a designee appointed, but has exercised its right to send an observer to our board of directors meetings.

As of March 31, 2003, through its purchases from us and on the open market, SAP beneficially owned approximately 20% of our outstanding common stock.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents and investments of approximately $74.6 million at March 31, 2003 compared to approximately $112.9 million at December 31, 2002.  The amounts as of March 31, 2003, included approximately $37.2 million that collateralized certain of our obligations related to operating lease agreements for computer equipment and office facilities, potential workers compensation claims and an outstanding note payable. As of March 31, 2003, we had $37.4 million in unrestricted cash and short-term investments that could be used to fund our operations.

Net Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $43.3 million for the three months ended March 31, 2003, as compared to approximately $51.9 million for the three months ended March 31, 2002.  Cash used in operating activities for the period ended March 31, 2003 was $38.3 million and resulted primarily from the net loss, excluding non-cash charges for amortization and depreciation. The payment of outstanding accrued compensation and other current liabilities (net of an increase in accounts payable), along with a decrease in deferred revenue and an increase in other current assets contributed to additional cash used in operations.  In addition, approximately $5.0 million of previously unrestricted cash became restricted due to settlement of a real estate lease and is expected to become unrestricted by the end of the second quarter of 2003.  Net cash used in operating activities for the three months ended March 31, 2002 was $51.9 million and resulted primarily from the net loss, adjusted for non-cash items including depreciation, amortization, and impairment charges, and a decrease in liabilities and deferred revenue which was partially offset by a decrease in accounts receivable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities totaled approximately $5.7 million for the three months ended March 31, 2003. Cash provided by investing activities in the quarter ended March 31, 2003 related to the maturity of short-term investments, use of cash related to the divestiture of CommerceOne.net, and the sale of fixed assets. Cash provided by investing activities was $59.7 million in the period ended March 31, 2002 and related to the maturity of short-term investments, proceeds related to a divestiture and the sale of fixed assets, offset by the purchase of fixed assets.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2003, there was no cash provided by financing activities compared to approximately $2.3 million for the three months ended March 31, 2002. The cash provided in the quarter ended March 31, 2002 resulted from the issuance of common stock upon the exercise of employee stock options.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2003, and the effects such obligations are expected to have on our liquidity and cash flows in certain future periods after March 31, 2003 (in thousands):

	Total	Less than one year	1 to 3 years	4 years and thereafter
Non-cancelable operating lease obligations	$79,917	$21,925	$29,261	$28,731
Silicon Valley Bank Note Payable	25,000	—	25,000	—

Total	$104,917	$21,925	$54,261	$28,731

Real Estate Obligations

As of March 31, 2003, Commerce One occupied office space in five locations throughout the United States, although much of that space is underutilized.  In addition, as of March 31, 2003, we had lease commitments in seven other locations that we no longer use.  We have succeeded in subleasing some of our surplus office space.  However, the depressed real estate market has hindered our ability to find subtenants in several other locations, and much of our office space remains fully or partially vacant.  In a number of locations, including some which we still occupy, we have stopped paying rent as we attempt to renegotiate and/or settle our lease obligations with various landlords.  As a consequence, some landlords have initiated litigation, and it is likely that others will file claims in the near future.

Collectively, as of March 31, 2003, our long-term non-cancelable obligations for future rents payable through March 2011 were approximately $79.9 million.  This amount includes $30.4 million which was accrued as restructuring costs as of March 31, 2003.  Subsequent to March 31, 2003, we reduced our long term non-cancelable obligations for future rent payable through March 2011 to approximately $73.8 million due to a real estate settlement that included a payment of cash and issuance of common stock.  As of March 31, 2003, we had approximately $74.6 million in cash and cash equivalents and short-term investments.  Of this amount, $37.4 million represented unrestricted cash and short-term investments. During the quarter ended March 31, 2003, we utilized approximately $38.3 million of our total restricted and unrestricted cash reserves.  Unless we achieve positive cash flow from our operations, we believe that our ability to renegotiate some or all of our lease obligations will materially impact our capability to fund our continuing operations.  In addition, if we are able to reach agreements with our various landlords to settle or reduce our real estate obligations, those agreements likely will require us to make significant cash payments to the landlords in the near term, which may have a material effect on our cash position.

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

On October 23, 2002, we executed an agreement with Silicon Valley Bank for a credit facility of up to $25.0 million.  The loan facility is due by November 29, 2005 or upon the earlier default by Commerce One, which is generally defined in the agreement to include the following:  failure to pay any obligation to Silicon Valley Bank under the agreement within three (3) days of the due date; failure of the Company to maintain its legal existence and good standing where such failure could materially impact the value of the loan collateral; failure to provide certain financial information to the bank within the time periods prescribed by the contract; failure to pay taxes where such payment obligations are not subject to good faith dispute; the placement of any uncorrected material lien or seizure judgment against the Company’s assets; any material change in the value of the assets collateralizing the loan; the filing of an insolvency proceeding; any judgment or accelerated payment obligation exceeding $3,000,000; or a material misstatement or misrepresentation in the loan application.  The loan facility bears interest at a rate between one-half and three-quarters of a point below the Silicon Valley Bank’s prime rate (3.75% as of March 31, 2003).  In the fourth quarter of 2002, Commerce One drew $25.0 million against the credit facility.  All amounts drawn by Commerce One are fully secured by a cash collateral account with Silicon Valley Bank and as a result, the loan does not result in any net additional unencumbered cash to Commerce One.

Based upon our current plans and expectations for revenues and expenses, we believe that our available cash resources will be sufficient to finance our presently anticipated operating losses and working capital requirements through 2003. We used approximately $38.3 million in total restricted and unrestricted cash in the first quarter of 2003.  Although we believe that our cash utilization will decrease, we continue to have significant negative cash flows from operations.  Should our levels of revenue (particularly our license revenues pertaining to our new Commerce One Conductor platform product) and cash, cash equivalents and investments fall short of our expectations, we will take action to further reduce our operating expenses, primarily through reductions of personnel-related costs, and we believe such action, if needed, will allow us to have sufficient cash to finance our expected operating losses and working capital requirements through 2003. Such actions may involve further reductions in force and other operating expense reductions. Further, we cannot assure you that we will have available cash resources to continue our operations beyond the end of 2003.  We will need to significantly increase our revenues, decrease our expenses and/or raise additional financing to meet our liquidity and capital needs in 2004 and beyond.  Our future liquidity and capital requirements will depend on numerous factors including our ability to sell and gain acceptance in the market of our new Commerce One Conductor platform product, our ability to significantly reduce our real estate lease obligations, our future revenues and expenses, growth or contraction of operations and general economic pressures.  We may need to seek to sell additional equity or debt securities or secure a bank line of credit.  The sale of additional equity or convertible debt securities is likely to result in additional dilution to our stockholders.  We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.  The current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding.  In addition, our ability to secure additional funding may largely depend on our ability to renegotiate our real estate obligations.  If, due to unexpected or unplanned developments, we do not have sufficient cash to fund our current operations or meet our capital needs, we may need to explore other alternatives such as further restructuring the business, reducing or discontinuing operations, or filing for bankruptcy protection.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenue

Total revenues for the three months ended March 31, 2003 decreased to approximately $13.1 million compared to $31.8 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, other than related party revenues earned through transactions with SAP, which accounted for approximately 12% of our revenues, one customer accounted for more than 10% of revenue.  This customer accounted for 16% of our revenue during the quarter ended March 31, 2003.  For the three months ended March 31, 2002, other than revenues earned through transactions with SAP, which accounted for approximately 27% of our revenue, one customer accounted for more than 10% of revenue.  This customer accounted for 12% of our revenues during the quarter ended March 31, 2002.

License revenues for the three months ended March 31, 2003 decreased to approximately $2.2 million compared to $8.4 million for the three months ended March 31, 2002. The decrease in license revenues relative to the same period in the prior year primarily resulted from the decline in license fee royalties from SAP as a result of the general decline of the demand for emarketplace solutions; a significant slowdown in technology spending coupled with the continued general economic downturn; the continued intense competition in the market for supplier relationship management (“SRM”) applications; and the nascence of our flagship product, the Commerce One Conductor platform, which was first introduced for general availability in March 2003; all of which resulted in fewer customer orders and lower average selling prices. Revenues recorded as royalty payments from SAP previously have represented a substantial portion of our revenues but have declined substantially over time.  Royalty payments from SAP constituted approximately $0.4 million of our license revenue for the three months ended March 31, 2003 compared to approximately $6.4 million for the three months ended March 31, 2002.  We do not anticipate that we will generate significant license revenues, if any, through transactions with SAP in the second quarter of 2003 or thereafter.

Services revenues decreased to approximately $10.9 million for the three months ended March 31, 2003 compared to $23.4 million for the three months ended March 31, 2002. The decrease in services revenues primarily resulted from the downsizing of our Global Services division through reductions in force and divestitures.  These reductions, which were made to further enable us to focus on our core product offerings, were completed during 2001, 2002 and the first quarter of 2003.  In January 2003, we divested to eScout LLC our CommerceOne.net division, which previously offered hosting, software subscription services, transaction-based marketplace services and content-related services.  During the quarter ended March 31, 2003, we recognized a total of approximately $2.6 million in services revenue from CommerceOne.net related services.  As a result of this divestiture, we no longer expect to receive revenues from transaction fees, content or subscription services.  In addition, we expect that hosting revenue will decline substantially and will be limited solely to the recognition of revenue that previously had been deferred.

Cost of Revenues

Cost of revenues, consisting of cost of services and cost of licenses, was approximately $9.2 million for the three months ended March 31, 2003 compared to $174.4 million for the three months ended March 31, 2002.

Cost of license fees for the three months ended March 31, 2003 was $0.3 million compared to $152.3 million for the three months ended March 31, 2002.   Cost of license fees primarily consist of amortization and impairment relating to the cost of the Technology Agreement with Covisint as well as royalties due to third parties, software media and duplication costs and software documentation costs.  Costs related to the Technology Agreement were  $0.5 million and $151.5 million for the three months ended March 31, 2003 and 2002, respectively.  The significant decrease was due a charge related to the impairment of the Technology Agreement intangible asset during the three months ended March 31, 2002. We currently estimate that the amortization of the Technology Agreement will be approximately $0.5 million per quarter over the remaining eight-year term of the agreement.

Cost of services, which primarily consists of personnel and related costs, third party consulting costs and software maintenance and training costs, was $8.9 million compared to $22.1 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in cost of services resulted primarily from the divestiture and closure of a number of service operations (including consulting, technical support and CommerceOne.net operations) no longer directly related to our core product offering.  These divestitures and closures occurred in the fourth quarter of 2001, the first quarter of 2002 and the first quarter of 2003.  The number of employees engaged in professional service activity decreased to approximately 148 at March 31, 2003 from approximately 447 at March 31, 2002. Consistent with the decrease in the size of our professional services organization, we expect a decline in professional services costs over the next few quarters.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related cost and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $7.9 million and $28.5 million for the three months ended March 31, 2003 and 2002, respectively. The decrease between 2002 and 2003 was primarily attributable to an overall decrease in the average number of sales and marketing personnel during the year, a decrease in marketing-related activity, and a decrease in commissions paid as a result of the decline in overall revenue. The number of employees engaged in sales and marketing decreased to approximately 71 at March 31, 2003 from approximately 375 at March 31, 2002.  We expect that sales and marketing expenses will decrease over the next quarter primarily as a result of a decrease in the number of employees in this area as part of our corporate restructuring efforts.  These expenses are expected to remain relatively flat thereafter throughout 2003.

Product Development Expenses

Product development expenses consist primarily of personnel and related costs associated with our product development efforts.  Product development expenses were approximately $11.4 million and $25.9 million for the three months ended March 31, 2003 and 2002, respectively.  During the quarter ended March 31, 2003, these expenses related primarily to the development of our new Commerce One Conductor platform product, which was released in general availability form in March 2003, and certain expenses pertaining to ongoing development of our SRM applications.  The decrease in product development expenses between the first quarters of 2003 and 2002 was primarily attributable to decreased personnel as well as lower subcontractor-related expenses to support development of our products. The number of employees engaged in product development decreased to approximately 121 at March 31, 2003 from approximately 570 at March 31, 2002.

In January 2003, we entered into an outsourcing arrangement with Satyam Computer Services Limited.  Pursuant to this agreement, Satyam will provide certain support, maintenance and product development services with respect to our SRM applications, including our Commerce One Buy and Commerce One Source products. While we expect that this relationship will allow us to reduce development expenses over the long term, we do not expect to realize significant cost-saving benefits from this relationship in 2003 due to the necessary start-up costs of such a relationship.

Despite the start-up costs associated with our outsourcing agreement with Satyam, we expect total product development expenses to decrease in the next quarter due to the significant reduction in the number of employees engaged in product development.  These expenses are expected to remain relatively flat thereafter throughout 2003.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and related costs for executive, administrative and finance personnel. General and administrative expenses were approximately $2.4 million and $10.9 million for the three months ended March 31, 2003 and 2002, respectively. The decrease resulted primarily from an overall decrease in the average number of general and administrative personnel employed during the period. The number of employees engaged in general and administrative functions decreased to approximately 46 at March 31, 2003 from approximately 236 at March 31, 2002.  We expect general and administrative expenses will decrease over the next year due primarily to the decrease in the average number of employees in this area as a result of our restructuring efforts.

Stock Compensation

Stock compensation expenses result from the grant of stock options, grant of restricted common stock and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock.

Stock compensation totaled approximately $1.0 million and $2.4 million in the three months ended March 31, 2003 and 2002, respectively. The decrease was primarily related to cancellation of employee stock options as employees have terminated their employment with Commerce One. The remaining deferred stock compensation for non-cancelled options will continue to be amortized over the original vesting periods of three to four years. The expense related to a restricted stock grant made to our employees in May 2001 is being amortized over a two-year vesting period.

Restructuring Charges

Restructuring charges totaled approximately $10.9 million for the quarter ended March 31, 2003.  There were no restructuring charges for the quarter ended March 31, 2002.  The increase was primarily related to the restructuring plan management approved and began to implement in January 2003.  This restructuring plan focused on further reduction of our operating expenses and included terminating approximately 430 employees most of which were terminated on or before March 31, 2003.  The estimated cost savings from the restructuring plan is $11 million per quarter.  We anticipate that all accrued restructuring costs under this plan will be paid during the second and third quarters of 2003.  For more information regarding our restructuring, see Note 5 to our Condensed Consolidated Financial Statements contained in this Form 10-Q.  As of March 31, 2003, as a result of restructurings in 2001, 2002 and the first quarter of 2003, we have an accrued liability recorded of $35.0 million for estimated future costs related to past restructurings.  Changes in the actual or estimated charges, such as the actual amount of future lease cancellation costs or termination payments to employees, will have an impact on the Company’s future results of operations.  For example, if these costs are higher than estimated, we will incur further restructuring expenses which will decrease our results of operations and may decrease our cash position. We expect to incur approximately $0.2 million of additional restructuring charges during the remainder of 2003 related to previously announced restructuring plans that were not accrued under our accounting policy as of March 31, 2003.  We may also incur additional future restructuring charges in 2003 related to these or other activities.

Amortization of Intangible Assets

                Amortization of intangible assets was $0.1 million for the three months ended March 31, 2003 compared to $3.1 million for the three months ended March 31, 2002.  The decrease is due to the impairment of intangible assets recorded during the year ended December 31, 2002.  We expect the amortization charges to remain approximately the same through 2005 absent any further intangible impairments or intangible acquisitions.

Interest Income and Other, Net

Interest income and other, net, decreased to $0.8 million for the three months ended March 31, 2003 compared to $2.6 million for the three months ended March 31, 2002. The decrease was primarily attributable to a lower average cash and investment balance in 2003 compared to 2002, along with the general decline in average interest rates.  Other income, net, for the three months ended March 31, 2003, included a loss of $0.2 million on the sale of CommerceOne.net.

Provision for Income Taxes

The income tax provision is the result of withholding and income taxes generated in certain foreign jurisdictions Realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss carry forwards. Due to the uncertainty of the amount and timing of future taxable income, we have provided a full valuation allowance against the net deferred tax assets.

RISK FACTORS

If we are not able to raise additional capital, our revenues do not meet our expectations or we encounter unanticipated expenses, our cash position may not be sufficient to sustain our business operations through 2003 or beyond 2003.

As of March 31, 2003, we had approximately $74.6 million in cash and cash equivalents, restricted cash and investments.  Of this amount, $37.4 million represents unrestricted cash and short-term investments that we can use to fund operations.  Because our business operations currently use more cash than is generated, the cash used each quarter substantially reduces the cash available to fund our continuing operations and future capital requirements.  During the quarter ended March 31, 2003, we used approximately $38.3 million of our total restricted and unrestricted cash reserves.  Although we expect that our cash outflows will decrease as a result of our reductions in force and our continuing expense reduction efforts, we continue to have significant negative cash flows from operations.  If our revenues (particularly our license revenues pertaining to our new Commerce One Conductor platform product) do not meet our expectations, we will be required to adequately reduce our operating expenses or obtain additional financing in order to have sufficient cash to sustain our business through 2003.  Further, we cannot assure you that we will have available cash resources to continue our operations beyond the end of 2003.  We will need to significantly increase our revenues and /or raise additional financing to meet our liquidity and capital needs in 2004 and beyond.

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

As of March 31, 2003, we had contractual commitments to lease approximately 430,000 square feet of office space in North America, of which 60,000 square feet has been subleased.  As of March 31, 2003, approximately 175,000 square feet of the space that had not been subleased remained unoccupied and/or was no longer needed for our operations.  Although we subsequently reduced the space no longer needed for operations by approximately 30,000 square feet through settlement of a real estate lease involving a cash payment and issuance of common stock, the remaining unoccupied space is located in areas where the real estate market has been severely weakened, and the space was leased at rates significantly higher than the current real estate market in those locations will support.  We have been unsuccessful in subleasing much of this remaining unoccupied space.   We have stopped paying rent in a number of these locations and are now engaged in litigation with several landlords.  See “Pending Litigation.”  We are presently engaged in discussions with those landlords in an effort to reach amicable settlements, and we are also seeking to reach agreements with other landlords before they file legal claims.  In the event these discussions prove unsuccessful, in whole or in part, we will likely face legal claims from each of the landlords with whom we have failed to reach agreement.

As of March 31, 2003, our aggregate real estate obligations through March 2011 were approximately $79.9 million.  This amount was subsequently reduced to approximately $73.8 million due to settlement of a real estate obligation involving payment of cash and issuance of common stock. These remaining lease obligations are held by a relatively small number of landlords.  If some or all of these landlords obtain adverse judgments against the Company through litigation, our cash position, and our ability to fund ongoing operations, will be severely harmed.  An adverse judgment could have a material adverse effect on our cash position and our ability to fund our operations.  In such event, we may need to explore other alternatives such as further restructuring the business, reducing or discontinuing operations, or filing for bankruptcy protection.

We have a limited operating history and a history of losses.

We incurred net losses of  $589.8 million, $2,584.1 million, and $3,44.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.  We also incurred a loss of $29.3 million for the quarter ended March 31, 2003.  As of March 31, 2003, we had an accumulated deficit of $3,651 million.  We will need to generate significant additional revenues to avoid losses in the future.  If we do not decrease our losses in the future, our business may suffer in a number of ways, including increased difficulties in obtaining additional capital, selling our products and services (since nearly all customers require future support) and funding our continued operations.

Our continued viability largely depends upon the success of our new Commerce One Conductor platform.

As our business model has moved toward enterprise software solutions (i.e., sales to companies for their own internal use) and away from our historical focus on electronic marketplaces, we have developed a new composite application platform, called Commerce One Conductor.  The Commerce One Conductor platform was released for general availability in March of 2003.  The Commerce One Conductor platform and related solutions are the primary focus of Commerce One’s development and sales efforts, and our continued viability as a company depends upon our ability to release and deliver the products in a timely fashion and to establish a market for this relatively new category of products. Given the ongoing downturn in enterprise technology spending, the complexity and youth of our new technology, and the intense competition among enterprise software providers, our ability to generate a significant and sustainable market demand for our new solutions is uncertain.  During 2002, revenues from sales of the Company’s earlier generation of enterprise software applications, Commerce One 5.0, represented a relatively small percentage of our license revenues and we have continued to experience long sales cycles.  If we do not sell a significant number of our new Commerce One Conductor platform, our revenues, and hence our business, will be significantly harmed.

In addition, we depend on strategic relationships with certain technology providers for important functionality in our Commerce One Conductor platform.  Some of these technology providers are relatively new and have limited operating histories.  While our agreements with these providers contain various provisions protecting Commerce One’s interests, there can be no guarantee that this technology will remain available to us on reasonable terms, if at all, in the long term.  If we cannot maintain these relationships on reasonable terms, it may be difficult or costly to replace such technology, and our revenues and hence our business may be harmed.

The current downturn in general economic conditions and current global conflict may decrease our revenues.

The current downturn and uncertainty in global economic and market conditions have decreased and may continue to decrease demand for our products and services. If the current economic downturn continues or worsens, our business, financial condition and results of operations could be seriously harmed.  In addition, the recent SARS epidemic in Asia, the September 11, 2001 terrorist attacks in the United States, the subsequent U.S. military operations in Afghanistan, Iraq and potential future related events may adversely affect our business.  Primarily as a result of economic conditions, spending on enterprise software has been dramatically reduced across industries.  As a result, we have experienced decreased demand and may continue to experience decreased demand for our products and services.  In addition, the economic downturn has made it increasingly difficult for companies, in particular technology companies, to raise capital.  If general economic conditions do not improve, we may not be able sufficiently increase revenues or raise capital to continue operations, regardless of our operating expense reductions and the introduction of new products.

Delays in development and delivery schedules of Commerce One solutions or products may result in  loss of revenue.

Delays in the development and delivery of Commerce One products and solutions may result in delayed or lost sales, customer dissatisfaction and, as a result, loss of revenues. We cannot be certain of our ability to deliver our products and solutions in a timely manner or to continue shipping them.  Delays may result from a number of factors, including extended product-development cycles and product defects.  In addition, products as complex as ours often contain unknown and undetected errors or performance problems.  These defects are frequently found during the period immediately following the introduction and initial shipment of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before shipment to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation.  For example, we recently released our new Commerce One Conductor platform for general availability in March 2003.  If we are unable, for technological or other reasons, to deliver new products or enhancements of existing products in a timely manner, or if new products such as our Commerce One Conductor platform or new versions of existing products do not achieve customer acceptance or are subject to errors or performance problems, our business would be seriously harmed.

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

Our stock price has fallen substantially during the past twenty-four months and traded below one dollar per share for a number of consecutive days during the year.  On September 16, 2002, we implemented a one-for-ten reverse split of our issued and outstanding shares of common stock.  The reverse split was effective on September 16, 2002 our common stock closed the following day at $2.37 per share.

Subsequent to the reverse split, our stock price has experienced volatility and at times has traded below the level at which it traded immediately following the reverse split.  It is possible that our stock price will continue to decline and/or trade below one dollar per share in the future.  If our stock were to trade below one dollar for thirty consecutive trading days, and did not trade at or above one dollar per share for ten consecutive trading days during the following 180 calendar days, our stock could be de-listed by the NASDAQ Stock Market’s National Market.  De-listing could make our stock more difficult to trade, reduce its trading volume, and further depress our stock price.  De-listing also could weaken our ability to secure financing in the capital markets, which could materially impact our business operations and financial condition.  In addition, if we implement another reverse split, the volatility of our stock could increase significantly because a second reverse split would severely reduce the number of Company shares in the market and magnify the effect of large sales or purchases of our stock.

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

Our gross margins may decline.

In most cases, our license revenues have a higher gross margin percent than our services revenues.  Our services revenues represented a significant percentage of total revenues in 2002, representing 73% of total revenues for the year, and represented approximately 83% of total revenue for the quarter ended March 31, 2003.  To the extent that services revenues continue to increase as a percentage of our total revenues, our overall gross margin will continue to decline.  If we are not successful in increasing revenues from license fees, or we are not successful in increasing the gross margin of our services fees, our overall gross margins will suffer. For example, we expect that most of our license revenues in 2003 will be derived from the sale of our new Commerce One Conductor platform, which was released for general availability in March of 2003 and is untested in the market.  If we are not able to generate significant license fees from our new solutions, our gross margins will suffer. Our expenses related to the cost of licenses sold are relatively fixed in the near term, and if our license revenues continue to decline any further, such a decline would have a disproportionately adverse impact on our gross margins reported in the near term.

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

Our future success depends upon the continued service of our executive officers and other key personnel, and none of these individuals are bound by an employment agreement for any specific term. Any of these officers or employees may leave our organization in the future. In particular, the services of Mark Hoffman, our Chairman of the Board, Chief Executive Officer and President would be difficult to replace.  If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition may be seriously harmed.

We face credit risks because of the concentration and nature of some of our customers.

Some of our customers are small emerging growth companies with limited credit operating histories that are operating at a loss and have limited access to capital.  With the significant downturn in the economy and uncertainty relating to the prospects for near-term economic growth, some of these customers may represent a credit risk.  In addition, a small number of our customers historically have accounted for a significant amount of our accounts receivable.  At March 31, 2003, two customers accounted for 12% and 16%, respectively, of our net accounts receivable balance. If our customers experience financial difficulties, we may have difficulty collecting on our accounts receivable and our cash position would suffer

We expect little or no future revenues from our relationship with SAP.  If we do not significantly increase our revenue from new and other existing customers, our operating results will be significantly harmed in the future.

In 2000, we entered into a strategic alliance agreement with SAP to jointly develop, market and sell e-commerce software products.  A substantial portion of our license revenues in 2000, 2001 and 2002 were derived from this relationship, but such revenues have decreased significantly as our relationship has changed over time.  In 2002, $19.7 million of our $28.6 million in license revenues and $6.5 million of our $76.9 million in service revenues came from SAP.  In addition, SAP played an important role in selling our products to SAP’s relatively large installed customer base.  As a result of changes in our relationship with SAP, and changes in the marketplace, we do not expect to generate significant revenues, if any, from SAP in 2003 or thereafter.  We derived $1.5 million in total revenues from SAP in the quarter ended March 31, 2003 compared to $8.6 million in total revenues from SAP in the quarter ended March 31, 2002.  We cannot assure you that we will receive any other benefits from our relationship with SAP in the future or that our commercial relationship with SAP AG will continue in the future.  If we do not increase our revenue from new and other existing customers, our operating results will be significantly harmed in 2003 and the future.

Sales of a substantial number of shares of our common stock by certain of our stockholders could cause the market price of our common stock to decline and make it more difficult for us to raise financing.

A substantial percentage of our outstanding common stock is held by stockholders that are currently subject to contractual provisions that restrict their ability to sell all or a portion of their shares of our common stock.  These stockholders are SAP AG, which beneficially owns approximately 20% of our outstanding common stock, and Ford Motor Company and General Motors Corporation, which each own approximately 4.9% of our outstanding common stock.  Most of the contractual restrictions on these stockholders’ ability to sell their shares will terminate in mid to late 2003 and mid 2004  In addition, these stockholders possess certain registration rights that will, in certain circumstances, require us to register these stockholders’ resale of their shares.  Beginning in June 2003, SAP will have the right to demand that we register the resale of substantially all of its shares of our common stock (subject to certain transfer restrictions and other restrictions contained in our agreements with SAP).  As a result, these stockholders may be able to sell a significant number of shares of our common stock on the open market in a short period of time.  These sales, or the perception that these sales may occur, could cause the market price of our common stock to decline and could make it more difficult for us to raise equity financing in the future.

We depend upon creating relationships with third-party systems integrators to support our new solutions.

Our success depends upon the acceptance and successful integration by customers and their suppliers of our products. Our current and potential customers and their related suppliers often rely on third-party systems integrators such as Accenture, EDS, Computer Sciences Corporation, PricewaterhouseCoopers LLP and others to develop, deploy and manage their business-to-business connectivity platforms and solutions. We, and our customers, will need to continue to rely on these systems integrators, particularly in light of the recent downsizing of our Global Services division, which competes with these systems integrators to some extent.  Thus far, systems integrators are largely unfamiliar with our Commerce One Conductor platform, as it is a new product that was released in March 2003.  If we are unable to generate support of our new solutions, particularly our Commerce One Conductor platform, from large systems integrators or if any of our customers or suppliers are not able to successfully integrate our solutions, our business, operating results and financial condition could suffer.

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

We have established strategic relationships with companies that resell and distribute our products to our customers, primarily in international locations. This strategy is unproven and, to date, some of our partners have been unsuccessful in reselling our products.  In addition, because many of our resellers are operators of electronic marketplaces, their ability to resell our products will suffer if they are unsuccessful in generating customers for their electronic marketplaces or funding their continued operations. If any of our current or future resellers are not able to successfully resell our products, our business will suffer.

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

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process.  In 1999 and 2000, we experienced significant growth in our workforce and expenditures, followed by a significant decline in 2001, 2002 and the first quarter of 2003.  These changes place a strain on our managerial resources and make planning more difficult.  While we manage these rapid changes, we must also compete effectively and manage our operations by maintaining and enhancing our financial and accounting systems and controls, integrating new and existing personnel and managing operations with fewer personnel.  If we cannot effectively manage and plan in this rapidly changing environment, our operations may suffer.

We may not be able to integrate acquired entities into our business effectively and prior acquisitions may continue to have negative financial consequences.

As part of our business strategy, we have made and may in the future make acquisitions of businesses that offer complementary products, services and technologies.  We have limited experience with business acquisitions, and may not acquire such businesses on favorable terms or be able to integrate such organizations into our business successfully. For example, in 2001 and 2002, we engaged in divestures of certain business units acquired in the AppNet acquisition that were not integrated into our overall strategy of developing and implementing our core products. Our acquisitions are subject to the risks commonly encountered in acquisitions of businesses, including, among other things, difficulty in integrating operations and personnel, and the difficulty in integrating technology and services into our product and service offerings.

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

A significant portion of our sales are made to customers in foreign countries.  International business involves inherent difficulties and costs that may affect us or adversely affect our business or results of operations, including:

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

•                       delays, difficulties and expenses associated with discontinuing operations in certain countries;

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

We participate in a number of organizations for the purpose of establishing standards in the evolving web services area.  While we believe that our participation benefits Commerce One by allowing us to influence standards in a way that is favorable for our technology, our participation also presents certain risks to the intellectual property rights in our technology.  These risks include but are not limited to the fact that these organizations generally require participating companies to reveal certain aspects of their intellectual property and to provide a limited grant of intellectual property rights to other participating companies.  Such requirements can increase the risk that our intellectual property rights will be infringed.

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

We have invested in numerous technology companies, many of which are still in the start-up or development stage. These investments are inherently risky because the markets for technologies or products they have under development are typically in the early stages and may never develop. We have incurred losses in the past and, in 2002, we recorded investment losses of approximately $3.9 million related to investments in these companies. As of March 31, 2003, our investment in private companies consisted of our investment in Covisint, which had a carrying value of approximately $5.0 million. If Covisint or other companies in which we may invest do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to liquidate these investments. In addition, even if we are able to sell these investments, we cannot assure you that we will recoup our investment or that we will not be required to sell these investments at a loss.  Due to the economic and market downturn, particularly in the United States, and difficulties that may be faced by some of these companies, our investment portfolio could be further impaired.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the section entitled “Risk Factors”.

INTEREST RATE RISK

As of March 31, 2003, we had total restricted and unrestricted cash, highly liquid investments and short-term investments of approximately $74.6 million. These investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at March 31, 2003 would cause the fair market value of our cash and cash equivalents to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

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

EQUITY PRICE RISK

From time to time, we have made investments in private companies, particularly private companies that are our strategic partners or customers.  We have sold certain investments at a loss over the past year.  As of March 31, 2003, our investment in private companies consisted of our investment in Covisint, which had a carrying value of approximately $5.0 million.  If Covisint or other companies in which we may invest do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to liquidate these investments. In addition, even if we are able to sell these investments, we cannot assure you that we will recoup our investment or that we will not be required to sell these investments at a loss.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are a party to various legal proceedings, including those noted below.  While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  Depending on the amount and timing, an unfavorable outcome of some or all of these matters could have a material adverse effect on our cash flows, business, results of operations or financial position.

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

On April 19, 2002, plaintiffs’ lawyers for the consolidated lawsuits filed an amended complaint consisting of a set of “Master Allegations” and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants.  The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) as a result of alleged conduct of the underwriters of the IPO to engage in a scheme to under price the IPO and then artificially inflate our stock price in the aftermarket. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001. On July 15, 2002, the issuer defendants and individual defendants filed an omnibus motion to dismiss addressing issues generally applicable to the defendants as a group.  On October 9, 2002, the district court entered an order dismissing all of the living individual Commerce One officers and directors from the case without prejudice.  On February 16, 2003, the district court entered an order denying most of the defenses asserted by Commerce One and the other defendants in the omnibus motion to dismiss and allowing most of the case to proceed.

In February 2003, Commerce One, along with its Chief Executive Officer and former Chief Financial Officer, were named as defendants in a similar class-action matter in Florida, Liu v. Credit Suisse First Boston et al., United States District Court, Southern District of Florida.  In that case, the plaintiff alleges that various investment banks, issuer companies, and individuals violated securities laws by engaging in a scheme to under-price initial public offerings and then artificially inflate prices of those stocks in the aftermarket.  It is presently unclear whether or not this latest action will be transferred and coordinated with the other coordinated actions in federal court in New York.

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

In addition to the above, we have stopped paying rent with respect to various other real estate leases in connection with attempts to negotiate with the landlords to reduce or eliminate our long-term real estate obligations.  As of March 31, 2003, the total long-term lease obligations for these locations, including future rent through March 2011, were approximately $52.0 million in the aggregate.  In the first quarter of 2003, the landlords for premises leased by us in three locations filed unlawful detainer actions against us to repossess the premises.   We subsequently resolved one of these unlawful detainer actions by an overall settlement of the real estate liability and one by agreement not to contest possession in the unlawful detainer claim.  While none of these unlawful detainer actions sought significant money damages, it is likely that in each location where we have stopped paying rent and where no settlement has been reached, our landlord eventually will file a lawsuit to recover past and future rent payments unless we are able to reach settlement agreements in the near future.

Risks related to our real estate obligations, some of which could also evolve into material litigation matters, are described in more detail in the sections of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the section entitled “Risk Factors.”

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of 2003.

ITEM 5. OTHER INFORMATION

Non-Audit Services

In addition to audit services, our auditors, Ernst & Young LLP, provided the following non-audit services to us: tax related consultation, tax preparation, and audit services relating to our 401(k) plan.  The audit committee of our board of directors has reviewed and approved Ernst & Young LLP’s engagement to provide these non-audit services.

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

99.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act

(1)	Incorporated by reference to Commerce One’s Form 8-A filed on July 11, 2001
(2)	Incorporated by reference to Commerce One’s Form 8-K filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One’s Form 10-Q filed on August 14, 2002.

(b)  Reports on Form 8-K filed during the quarter ending March 31, 2003.

Form	Filing Date	Event Reported
8-K	1/31/03	A report on Form 8-K filed by Commerce One, Inc. disclosing that the Company had overstated its stock compensation expense for certain prior periods.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ONE, INC. (Registrant)
Dated: May 14, 2003	By:	Charles D. Boynton
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 14, 2003	By:	Mark B. Hoffman
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

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

Date: May 14, 2003

/s/ Mark B. Hoffman
Mark B. Hoffman
President, Chief Executive Officer and Chairman of the Board

I, Charles D. Boyton, certify that:

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

Date: May 14, 2003

/s/ Charles D. Boynton
Charles D. Boynton
Senior Vice President and Chief Financial Officer

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

99.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act

(1)	Incorporated by reference to Commerce One’s Form 8-A filed on July 11, 2001
(2)	Incorporated by reference to Commerce One’s Form 8-K filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One’s Form 10-Q filed on August 14, 2002.