Form 10-Q
period 2003-06-30
COMMERCE ONE INC / DE/
filed 2003-08-14
CIK 1131806

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

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

As of August 1, 2003 there were 31,741,722 shares of the registrant's Common Stock outstanding.

COMMERCE ONE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002.	**

Condensed Consolidated Statements of Operations for the three and six month period ended June 30, 2003 and 2002.	**

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002.	**

Notes to Condensed Consolidated Financial Statements.	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risks.	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	**

Item 4. Controls and Procedures.	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	**

Item 2: Changes in Securities and Use of Proceeds.	**

Item 3: Defaults Upon Senior Securities.	**

Item 4: Submission of Matters to a Vote of Security Holders.	**

Item 5: Other Information.	**

Item 6. Exhibits and Reports on Form 8-K.	**

Signatures	**

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Commerce One, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

                                                                        June 30,     December 31,
                                                                          2003          2002
                                                                      ------------  ------------
                                                                       (unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents........................................ $     13,981  $     73,753
   Short term investments...........................................           --         3,510
   Accounts receivable, net.........................................        5,138         7,373
   Prepaid expenses and other current assets........................        7,134         4,923
                                                                      ------------  ------------
Total current assets................................................       26,253        89,559
Restricted cash, cash equivalents, and short-term investments.......       28,970        35,630
Property and equipment, net.........................................        5,307         9,761
Other intangible assets, net........................................       17,381        18,449
Investments and other assets........................................        7,554         6,023
                                                                      ------------  ------------
Total assets........................................................ $     85,465  $    159,422
                                                                      ============  ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................. $      3,051  $      3,104
   Accrued compensation and related expenses........................        2,924         8,338
   Deferred revenue.................................................       17,205        23,546
   Other current liabilities........................................       13,816        29,997
                                                                      ------------  ------------
Total current liabilities...........................................       36,996        64,985
Notes payable.......................................................       25,000        25,000
Non-current accrued restructuring charges...........................        3,128        21,947
Commitments and contingencies

Stockholders' equity:
   Common Stock, par value $0.001, 95,000,000 shares authorized;
     31,733,560 and 29,276,716 issued and outstanding at June 30,
     2003 and December 31, 2002, respectively.......................    3,680,343     3,674,645
   Deferred stock compensation......................................       (1,682)       (4,385)
   Note receivable from stockholder.................................         (129)         (129)
   Accumulated other comprehensive loss.............................       (1,360)       (1,203)
   Accumulated deficit..............................................   (3,656,831)   (3,621,438)
                                                                      ------------  ------------
Total stockholders' equity..........................................       20,341        47,490
                                                                      ------------  ------------
Total liabilities and stockholders' equity.......................... $     85,465  $    159,422
                                                                      ============  ============

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

                                                        Three Months Ended       Six Months Ended
                                                            June 30,               June 30,
                                                      ----------------------  ----------------------
                                                         2003        2002        2003        2002
                                                      ----------  ----------  ----------  ----------
                                                                 (as restated)           (as restated)
Revenues:
  License fees...................................... $    1,742  $    7,228  $    3,990  $   15,581
  Services..........................................      6,559      20,609      17,420      44,011
                                                      ----------  ----------  ----------  ----------
Total revenues(1)...................................      8,301      27,837      21,410      59,592
                                                      ----------  ----------  ----------  ----------

Costs and expenses:
  Cost of license fees(2)...........................        571       2,327         876     154,621
  Cost of services..................................      5,835      19,377      14,693      41,477
  Sales and marketing...............................      5,322      20,556      13,233      49,082
  Product development...............................      6,577      18,459      17,971      44,311
  General and administrative........................      3,402       7,193       5,784      18,098
  Stock compensation................................        783       3,745       1,830       6,176
  Restructuring costs...............................     (6,352)     15,865       4,589      15,865
  Amortization of intangible assets.................        150       3,008         299       6,138
                                                      ----------  ----------  ----------  ----------
Total costs and expenses............................     16,288      90,530      59,275     335,768
                                                      ----------  ----------  ----------  ----------
Loss from operations................................     (7,987)    (62,693)    (37,865)   (276,176)
Interest income and other, net......................      1,282         963       2,070       3,542
                                                      ----------  ----------  ----------  ----------
Net loss before income taxes........................     (6,705)    (61,730)    (35,795)   (272,634)
(Benefit) Provision for income taxes................       (640)        600        (402)      1,379
                                                      ----------  ----------  ----------  ----------
Net loss............................................ $   (6,065) $  (62,330) $  (35,393) $ (274,013)
                                                      ==========  ==========  ==========  ==========

Basic and diluted net loss per share................ $    (0.20) $    (2.15) $    (1.19) $    (9.49)
                                                      ==========  ==========  ==========  ==========
Shares used in calculation of basic and
 diluted net loss per share.........................     30,076      28,963      29,665      28,860
                                                      ==========  ==========  ==========  ==========

________________
(1) Revenues from SAP, Covisint and NTT (Note 7).... $    1,154  $    9,761  $    2,880  $   20,063
                                                      ==========  ==========  ==========  ==========
(2) Includes charges for the impairment and
    amortization of the technology agreement with
    Covisint ("Technology Agreement") (Note 6)...... $      498  $    1,566  $      996  $  153,113
                                                      ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

                                                                        Six Months Ended
                                                                             June 30,
                                                                     ------------------------
                                                                        2003         2002
                                                                     -----------  -----------
Operating activities:                                                            (as restated)
Net loss........................................................... $   (35,393) $  (274,013)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization.................................       3,117       15,992
     Amortization of Technology Agreement with Covisint............         996        7,298
     Amortization of deferred stock compensation...................       1,830        6,176
     Amortization of intangible assets.............................         299        6,138
     Impairment of Technology Agreement............................          --      145,815
     Loss on investments...........................................          (3)        (358)
     Other.........................................................         492          977
     Change in operating assets and liabilities:
        Restricted investments.....................................          50           --
        Accounts receivable, net...................................       1,261       26,148
        Prepaid expenses and other current assets..................      (2,209)       1,852
        Accounts payable...........................................         (54)      (9,698)
        Accrued compensation and related expenses..................      (5,414)      (6,925)
        Other liabilities..........................................     (30,051)     (11,770)
        Deferred revenue...........................................      (5,219)     (18,027)
                                                                     -----------  -----------
Net cash used in operating activities..............................     (70,298)    (110,395)
                                                                     -----------  -----------
Investing activities:
     Purchases of property and equipment, net......................        (285)      (8,635)
     Proceeds from the sale of property and equipment..............         518        3,202
     Purchases of short term investments...........................      (1,763)     (35,020)
     Proceeds from the maturity of short term investments..........      11,881      117,110
     Proceeds (use of cash) from divestitures of operations........        (431)      10,734
     Other.........................................................         402        1,273
                                                                     -----------  -----------
Net cash provided by investing activities..........................      10,322       88,664
                                                                     -----------  -----------
Financing activities:
     Proceeds from issuance of common stock, net...................         356        4,520
     Payments on notes payable and capital lease obligations.......          --         (247)
     Proceeds from notes payable...................................          --          423
                                                                     -----------  -----------
Net cash provided by financing activities..........................         356        4,696
                                                                     -----------  -----------
Effect of foreign currency translation on cash and cash equivalents        (152)        (540)
                                                                     -----------  -----------
Net decrease in cash...............................................     (59,772)     (17,575)
Cash and cash equivalents at beginning of period...................      73,753      192,547
                                                                     -----------  -----------
Cash and cash equivalents at end of period......................... $    13,981  $   174,972
                                                                     ===========  ===========
Supplemental disclosures of cash flow information:
     Interest paid................................................. $       459  $       518
                                                                     ===========  ===========
Disclosure of non-cash investing and financing activities:
     Property, plant and equipment acquired under
        capital leases............................................. $        --  $       801
                                                                     ===========  ===========
     Stock issued in connection with real estate settlement agreement     6,214           --
                                                                     ===========  ===========

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

Basis Of Presentation

At June 30, 2003, the Company had $43.0 million cash and cash equivalents and investments, of which $14.0 million was unrestricted and available to fund operations, negative working capital of $10.7 million and $3,656.8 million accumulated deficit. To date, the Company has funded its operations from revenue and equity financing. The Company plans to fund its current level of operations from a combination of available unrestricted cash (including without limitation proceeds from the sale of preferred stock to Baystar Capital II, L.P. in July 2003), cash equivalents, and investments and revenue. However, plans and future events are inherently uncertain. Therefore, should the Company's levels of revenue, cash, cash equivalents and investments fall short of the Company's expectations, the Company will take action to further reduce its operating expenses, primarily through reductions of personnel-related costs, and the Company believes such action, if needed, will allow the Company to have sufficient cash to finance its expected operating losses and working capital requirements through 2003.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. The results for the interim period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003 or for any future periods.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the current presentation format.

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

Stock-Based Compensation

The Company generally has three categories of employee stock-based awards: restricted stock, stock options and a stock purchase plan. The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the intrinsic value method, the Company has only recorded stock-based compensation resulting from restricted stock issued and options assumed in various prior period acquisitions.

Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock is forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to "Stock-based compensation."

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 to stock-based employee compensation (in thousands except per share data):

                                                        Three Months Ended       Six Months Ended
                                                            June 30,               June 30,
                                                      ----------------------  ----------------------
                                                         2003        2002        2003        2002
                                                      ----------  ----------  ----------  ----------
                                                                 (as restated)           (as restated)
Net loss - as reported.............................. $   (6,065) $  (62,330) $  (35,393) $ (274,013)
Add:  Stock-based compensation cost, included
  in the determination of net income as reported....        783       3,745       1,831       6,176
Deduct: Total stock-based employee compensation
  income (expense) determined under the fair value
  based method for all awards.......................      3,404      (6,908)       (324)    (25,853)
                                                      ----------  ----------  ----------  ----------
Proforma net loss................................... $   (1,878) $  (65,493) $  (33,886) $ (293,690)
                                                      ==========  ==========  ==========  ==========
Loss per share:
   Basic and diluted - as reported.................. $    (0.20) $    (2.15) $    (1.19) $    (9.49)
                                                      ==========  ==========  ==========  ==========
   Basic and diluted - pro forma.................... $    (0.06) $    (2.26) $    (1.14) $   (10.18)
                                                      ==========  ==========  ==========  ==========

The weighted-average fair value for stock options granted were calculated using the Black-Scholes option-pricing model based on the following assumptions:

                                                                     2003        2002
                                                                  ----------  ----------
Volatility......................................................         97%       119%
Weighted-average estimated life - stock options.................    3 years     3 years
Weighted-average estimated life - stock purchase plan...........   6 months    6 months
Weighted-average risk - free interest rate......................        2.5%       4.6%
Dividend yield..................................................         --          --

2. RESTRICTED INVESTMENTS

As of June 30, 2003, cash, cash equivalents, and short-term investments of approximately $29.0 million were restricted and collateralized by certain obligations of Commerce One related to a note payable, real estate and other operating lease agreements, and potential workers' compensation claims.

3. BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, "Earnings per Share." Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased and excludes any dilutive effects of options, warrants, and convertible securities. Potentially dilutive issuances have also been excluded from the computation of diluted net loss per share, as their inclusion would be anti- dilutive.

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

                                                        Three Months Ended       Six Months Ended
                                                            June 30,               June 30,
                                                      ----------------------  ----------------------
                                                         2003        2002        2003        2002
                                                      ----------  ----------  ----------  ----------
                                                                 (as restated)           (as restated)
     Net loss....................................... $   (6,065) $  (62,330) $  (35,393) $ (274,013)
                                                      ==========  ==========  ==========  ==========

     Weighted average shares of common stock
      outstanding...................................     30,082      29,033      29,682      28,949
     Less:  Weighted average subject to
      to repurchase and  forfeiture.................         (6)        (70)        (17)        (89)
                                                      ----------  ----------  ----------  ----------
     Weighted average shares of common stock
      outstanding used in computing basic and
      diluted net loss per share....................     30,076      28,963      29,665      28,860
                                                      ==========  ==========  ==========  ==========

     Basic and diluted net loss per share........... $    (0.20) $    (2.15) $    (1.19) $    (9.49)
                                                      ==========  ==========  ==========  ==========

4. COMPREHENSIVE INCOME (LOSS)

Financial Accounting Standards Board (SFAS) No. 130, "Reporting Comprehensive Income," established standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income." "Other Comprehensive Income" refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and six months ended June 30, 2003 and 2002 were as follows (in thousands):

                                                        Three Months Ended       Six Months Ended
                                                            June 30,               June 30,
                                                      ----------------------  ----------------------
                                                         2003        2002        2003        2002
                                                      ----------  ----------  ----------  ----------
                                                                 (as restated)           (as restated)
Net loss............................................ $   (6,065) $  (62,330) $  (35,393) $ (274,013)
Unrealized gain (loss) on investments...............         --           4          (3)        382
Foreign currency translation adjustment.............        (50)       (186)       (154)       (162)
                                                      ----------  ----------  ----------  ----------
Comprehensive loss.................................. $   (6,115) $  (62,512) $  (35,550) $ (273,793)
                                                      ==========  ==========  ==========  ==========

5. RESTRUCTURING COSTS

In 2002, Commerce One implemented multiple restructuring plans (the "Plans") aimed at significantly reducing its operating expenses while realigning Commerce One's resources around its core product initiatives. The Plans included costs such as separation pay, outplacement services and benefit continuation, as well as the termination of certain office leases, the divestiture of certain parts of Commerce One's Global Services division, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by employees who were terminated.

The following table summarizes the activity relating to the restructuring liability for the six months ended June 30, 2003 for all restructurings initiated prior to January 1, 2003 (in thousands):

                                        Accrued    Amounts                          Accrued
                                        restruc-   charged                          restruc-
                                         turing       to                             turing
                                        costs at   restruc-              Amounts    costs at
                                        December    turing                paid or     June
                                          31,      costs and  Amounts     written     30,
                                          2002       other    reversed      off       2003
                                        ---------  ---------  ---------  ---------  ---------
Lease cancellations and commitments... $  34,744  $      --  $ (13,538) $ (19,593) $   1,613
Termination payments to employees
   and related costs..................     1,513        800        (68)    (2,218)        27
Write-off on disposal of assets
   and related costs..................       113         --        (94)       (10)         9
                                        ---------  ---------  ---------  ---------  ---------
Total restructuring accrual
   and other.......................... $  36,370  $     800  $ (13,700) $ (21,821)     1,649
                                        =========  =========  =========  =========
Less non-current accrued
   restructuring charges..............                                                (1,182)
                                                                                    ---------
Accrued restructuring charges
   included within other current
   liabilities........................                                             $     467
                                                                                    =========

The charge to restructuring for employee-related costs was due to a change in management estimates related to employee benefits plans adopted prior to January 1, 2003. Restructuring charges reversed in the six months ended June 30, 2003 resulted from changes in management estimates relating to employee claims and the disposal price of equipment and other assets. The remaining accrued restructuring costs for Plans adopted prior to January 1, 2003 relate primarily to lease payments contractually required of Commerce One on certain facilities, net of any estimated sublease amounts, expiring at various dates through 2007.

During the second quarter, the Company reached a number of settlement and restructuring agreements related to its real estate commitments in six US locations. Pursuant to these agreements, the Company paid a total of approximately $6.0 million in cash and forfeited approximately $3.4 million under letters of credit in the second quarter. In addition, the Company issued a total of 2.3 million shares of restricted stock to the landlords. The Company also agreed to pay one landlord two additional cash payments of $375,000 each in September 2004 and September 2005, respectively. The 2004 payment is secured by a lien against the Company's accounts receivable until January 2005, and the lien is subordinate to the interests of any present or future independent and unaffiliated institutional lender.

In addition to these settlements, in April 2003 the Company entered into an agreement to sublease the facility it currently occupies as its main corporate office in Pleasanton, California in an effort to decrease the Company's rent expense.  The Company will move its operations in this facility to another location with significantly less square footage.  The sublease covers approximately 153,000 square feet and will be effective in January 2004 through February 2005, the remaining term of the lease.  The amount of sublease income that is received during this period will be less than the lease payments due by the Company.

As a result of these settlements and the sublease of the Company's main corporate office in Pleasanton, California, the Company recorded a net reversal of real estate related restructuring expense in the second quarter of approximately $8.5 million.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan as required under EITF Issue No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.

In January 2003, management approved and began to implement a restructuring plan (the "January 2003 Plan") aimed at further reducing its operating expenses while continuing to align Commerce One's resources around its core product initiatives. The January 2003 Plan was intended to reduce the Company's headcount by approximately 430 employees. The effect of this January 2003 Plan has been recorded and disclosed in accordance with SFAS No. 146. The Company recorded approximately $7.0 million and $17.3 million to restructuring charges in the three and six months ended June 30, 2003, respectively, primarily in relation to severance pay, continued benefits, and outplacement services.

The following table summarizes the activity relating to the restructuring liability for the six months ended June 30, 2003 for the January 2003 Plan.

                                        Accrued    Amounts               Accrued
                                        restruc-   charged               restruc-
                                         turing       to                  turing
                                        costs at   restruc-   Amounts    costs at
                                        December    turing     paid or     June
                                          31,      costs and   written     30,
                                          2002       other       off       2003
                                        ---------  ---------  ---------  ---------
Lease cancellations and commitments... $      --  $   5,244  $  (1,617) $   3,627
Termination payments to employees
   and related costs..................        --     12,164    (10,951)     1,213
Write-off on disposal of assets
   and related costs..................        --         81        (81)        --
                                        ---------  ---------  ---------  ---------
Total restructuring accrual
   and other.......................... $      --  $  17,489  $ (12,649) $   4,840
                                        =========  =========  =========
Less non-current accrued
   restructuring charges..............                                     (1,946)
                                                                         ---------
Accrued restructuring charges
   included within other current
   liabilities........................                                  $   2,894
                                                                         =========

The remaining accrued restructuring costs for the January 2003 Plan relate primarily to lease cancellations and commitments as well as payments to terminated employees. In the second quarter of 2003, the Company incurred additional restructuring costs associated with its signing of a termination agreement for its Pleasanton lease. The Company anticipates that all remaining lease cancellations and commitments accrued as restructuring costs related to the January 2003 Plan will be paid by December 2007. The Company anticipates that substantially all remaining payments to terminated employees accrued as restructuring costs related to the January 2003 plan will be paid during the third quarter of 2003.

Subsequently, in July 2003, management approved and began to implement a restructuring plan aimed at further reducing operating expenses ("July 2003 Plan"). This plan is intended to ultimately reduce the Company's headcount to approximately 200 employees by the fourth quarter of 2003. The Company expects to incur approximately $3.0 million of additional restructuring charges as a result of this July 2003 plan in the third and fourth quarters of 2003.

6. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases its principal office facilities under non-cancelable operating leases. Future minimum payments under operating leases, net of any contracted third-party sub-lease rental income at June 30, 2003 are as follows (in thousands):

                                             Operating
                                              leases
                                             ---------
     Six months ending December 31, 2003... $   1,459
     Year ended December 31,
        2004...............................    10,079
        2005...............................     4,128
        2006...............................     1,731
        2007...............................     1,549
                                             ---------
     Total estimated cash flows............ $  18,946
                                             =========

Approximately $5.2 million of the non-cancelable operating obligations were accrued as restructuring costs as of June 30, 2003.

During the second quarter, the Company reached a number of settlement and restructuring agreements related to its real estate commitments for six US locations. Pursuant to these agreements, the Company paid a total of approximately $6.0 million in cash and forfeited approximately $3.4 million under letters of credit in the second quarter. In addition, the Company issued a total of 2.3 million shares of restricted common stock to the landlords. The Company also agreed to pay one landlord two additional cash payments of $375,000 each in September 2004 and September 2005, respectively. The 2004 payment is secured by a lien against the Company's accounts receivable until January 2005, and the lien is subordinate to the interests of any present or future independent and unaffiliated institutional lender.

In addition to these settlements, in April 2003 the Company entered into an agreement to sublease the facility it currently occupies as its main corporate office in Pleasanton, California in an effort to decrease the Company's rent expense.  The Company will move its operations in this facility to another location with significantly less square footage.  The sublease covers approximately 153,000 square feet and will be effective in January 2004 through February 2005, the remaining term of the lease.  The amount of sublease income that is received during this period will be less than the lease payments due by the Company.

As a result of these settlements and the sublease of the Company's main corporate office in Pleasanton, California, the Company recorded a net reversal of real estate related restructuring expense in the second quarter of approximately $8.5 million.

The Company's total non-cancelable operating lease obligations as of June 30, 2003 was $18.9 million, which includes the effect of the real estate settlements for the six US locations as described above, as well as the sublease of the Company's main corporate office in Pleasanton, California. All of the real estate settlements (excluding the sublease in Pleasanton) are subject to a standard contingency requiring that Commerce One not be subject to bankruptcy proceedings within a 90-day period after the execution of the respective agreement. In connection with the Company's settlement with its landlord in Santa Clara, California who had brought a lawsuit against the Company seeking unpaid rent owing at the time of trial, the Company entered into a conditional settlement pursuant to which the Company paid cash and granted restricted stock to the landlord in exchange for the landlord's agreement to dismiss the lawsuit and restructure and reduce the lease agreement. (See the section entitled "Legal Proceedings" in this Note 6 to these Condensed Consolidated Financial Statements for more information.) The agreements provide that the restructuring and dismissal will be made fully effective in late September 2003 provided that Commerce One is not subject to a bankruptcy proceeding prior to that time. If this restructuring and dismissal do not occur as expected, the Company's total non-cancelable operating lease obligations would be increased to approximately $23.4 million.

Legal Proceedings

The Company currently is a party to various legal proceedings, including those noted below. While the Company currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on the Company's results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Depending on the amount and timing, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company's cash flows, business, results of operations or financial position.

Securities Litigation

On June 19, 2001, a class-action securities claim, captioned Cameron v. Commerce One, Inc., et al., was filed against Commerce One, several company officers and directors (the "Individual Defendants"), and the three lead underwriters in the Commerce One initial public offering ("IPO") in the United States District Court for the Southern District of New York. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 200 other companies. The lawsuits against Commerce One and other companies have been coordinated for pretrial purposes with these other related lawsuits and have been assigned the collective caption In re Initial Public Offering Securities Litigation.

On April 19, 2002, plaintiffs' lawyers for the coordinated lawsuits filed an amended complaint consisting of a set of "Master Allegations" and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants. The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) as a result of alleged conduct of the underwriters of the IPO to engage in a scheme to under price the IPO and then artificially inflate our stock price in the aftermarket. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001. On July 15, 2002, the issuer defendants and individual defendants filed an omnibus motion to dismiss addressing issues generally applicable to the defendants as a group.  On October 9, 2002, the district court entered an order dismissing all of the living individual Commerce One officers and directors from the case without prejudice. On February 16, 2003, the district court entered an order denying most of the defenses asserted by the defendants in the omnibus motion to dismiss and allowing most of the case to proceed. A proposal has been made for the settlement and release of claims against the issuer defendants, including Commerce One.  The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court.  If the settlement does not occur, and litigation against Commerce One continues, Commerce One believes it has meritorious defenses and intends to defend the case vigorously.

In February 2003, Commerce One, along with its Chief Executive Officer and former Chief Financial Officer, were named as defendants in a similar class- action matter in Florida, Liu v. Credit Suisse First Boston et al., United States District Court, Southern District of Florida. In that case, the plaintiff alleges that various investment banks, issuer companies, and individuals violated securities laws by engaging in a scheme to under-price initial public offerings and then artificially inflate prices of those stocks in the aftermarket. The Commerce One defendants have been dismissed from the case. By court order dated July 16, 2003, the court declined to grant the plaintiff's motion to vacate its order of dismissal, finding that plaintiff lacked good cause for failing to effect service on the dismissed defendants, including the Company.

Real Estate Litigation

On November 13, 2002, the Company was named as a defendant in an action for breach of lease, entitled Marriott Plaza Associates L.P. v. Commerce One, Inc., Superior Court of California, County of Santa Clara. The action alleges that Commerce One breached its commercial real estate lease for office space in Santa Clara, California. The Complaint does not quantify the damages it seeks, but instead seeks all unpaid rent owing at the time of trial. If the trial were to occur during 2003, the Company expects the claim for back rent to range between $3.0 and $4.1 million, depending on the date of the trial. In June 2003, the Company reached a conditional settlement agreement with the plaintiff landlord. Under that agreement, the Company paid cash and granted restricted stock to the landlord in exchange for the landlord's agreement to dismiss the lawsuit and restructure and reduce the lease agreement. The agreements provide that the restructuring and dismissal will be made fully effective in late September 2003 provided that Commerce One is not subject to a bankruptcy proceeding prior to that time.

Other Litigation

In June 2003, the Company initiated an arbitration proceeding in Michigan against Covisint, LLC ("Covisint"). The arbitration demand seeks to compel Covisint's payment to the Company of approximately $2.8 million in accounts receivable as of the time of filing of the demand. The Company expects that figure to increase over time and, depending on the timing of the arbitration in 2003, the Company expects the total payment claims to range between $2.8 million and $5 million. Subsequent to the Company's filing of the arbitration demand, Covisint filed an action in a Michigan state court seeking a judgment that the dispute between the parties is not subject to arbitration and also asserting unspecified damages for an alleged breach of contract by Commerce One. In late July, the court ruled that the dispute over Covisint's payments to Commerce One is subject to mandatory arbitration and also ruled that Covisint may still pursue its breach-of-contract action against Commerce One in Michican state court if it chooses to do so.

7. TRANSACTIONS WITH SAP, COVISINT AND NTT

SAP

Commerce One's strategic relationship with SAP commenced on September 18, 2000, when the Company entered into a strategic alliance agreement with SAP AG to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications. These products were primarily targeted at electronic marketplace customers, a market which has since declined substantially. This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party. The amount of the royalty was generally based on a percentage of the total license fee paid by the customer. The Strategic Alliance Agreement expires at the end of September 2003, although certain rights of the parties (including without limitation certain distribution and royalty sharing rights) continue past the expiration date.

SAP historically has made non-refundable royalty prepayments to Commerce One, which the Company has recorded as deferred revenue as payments are received. As SAP incurs the obligation to pay royalties to Commerce One, these royalties are recognized as revenue. Prepayments received from SAP and included in deferred revenue totaled approximately $7.6 million and $26.4 million at June 30, 2003 and December 31, 2002, respectively. If Commerce One licenses one of the jointly developed products to its customers, it is required to pay a royalty to SAP in connection with the sale. These royalty payments are recorded as a reduction of license or support revenue, as appropriate.

During 2001, Commerce One and SAP amended these agreements to provide for different rights to resell certain technology included in the jointly developed products and for varying royalty rates and maintenance fees depending on the particular product, category of customer and other factors.

Effective January 1, 2002, the Company amended its strategic alliance agreement with SAP to simplify its royalty payment provisions and to provide SAP with an unlimited right, in exchange for a fixed fee payment, to resell the jointly developed products, as well as a right to resell certain other Commerce One technology on an original equipment manufacturer ("OEM") basis, for the first three quarters of 2002. In exchange, SAP reported to the Company a total of approximately $20.7 million, primarily attributable to license fees, as well as related support and maintenance. Commerce One credited the aggregate fee of approximately $20.7 million against SAP's prior prepayments that were previously recorded as deferred revenue. Commerce One recognized the license and maintenance fees ratably over the three-quarter period ending September 30, 2002. The amendment provided that during this three-quarter period, Commerce One would pay SAP a royalty fee based upon a fixed percentage of the total license fee for jointly developed products sold by Commerce One, if any. The amendment further provided that the agreement would default to the historical royalty structure in the event the parties failed to agree on a new payment schedule by September 30, 2002. Commerce One and SAP have not renegotiated the royalty payments, and therefore the parties will revert to the historical royalty structure when payments are due.

The parties entered into a subsequent amendment effective December 20, 2002 in which the parties clarified Commerce One's support obligations for prior versions of the MarketSet product, granted reciprocal rights to distribute certain connector technology related to the MarketSet product on a royalty-free basis, and resolved certain outstanding payment issues relating to services and maintenance fees for certain joint customers.

SAP's license royalty payments to Commerce One historically have constituted a substantial portion of the Company's revenues, including during 2002 and 2001. Historically, SAP was instrumental in assisting the Company with selling the jointly developed products, MarketSet and Enterprise Buyer, to SAP's customer base. However, these royalty payments have declined in the past year with the decline of the market for electronic marketplace solutions.

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

Commerce One recognized $1.1 million and $2.6 million in total revenues from SAP during the three and six months ended June 30, 2003, respectively, of which $0 and $0.4 million represented license fees for that same period, compared to $8.0 million and $16.6 million in total revenues during the three and six months ended June 30, 2002, of which $6.3 million and $12.6 million represented license fees for those same periods.

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

The Company also has generated revenue from its relationship with SAP by providing technical customer support and maintenance services to joint customers. In 2002, support of such customers represented a substantial percentage of the Company's total support and maintenance revenue. Amounts received from SAP include payments based on a certain percentage of total support and maintenance fees received by SAP from the customer. In addition, the Company amended the strategic alliance agreement on January 1, 2002 to provide that SAP would pay Commerce One $500,000 per quarter for certain support obligations relating to MarketSet. Under the terms of that agreement, the fixed payment is scheduled to cease on September 30, 2003. As a result, and as a result of the general decline in license sales of the parties' jointly developed products as well as the scheduled termination of the Strategic Alliance Agreement at the end of September 2003, the Company expects maintenance and support services revenue from SAP to decline substantially in 2003 and the Company does not expect to receive significant maintenance and support revenue, if any, from SAP after 2003.

Covisint

During the six months ended June 30, 2003 and 2002, the Company recognized revenues with Covisint, LLC ("Covisint"), a business-to-business electronic marketplace for the procurement of goods and services by automakers, their suppliers and others. The Company holds a two percent equity interest in Covisint and under the terms of a technology agreement with Covisint ("Technology Agreement"), the Company indirectly licenses software and provides professional services and software maintenance to Covisint in exchange for cash compensation and a share of Covisint's electronic marketplace revenue over a ten-year period.

In June 2003, the Company initiated an arbitration proceeding in Michigan against Covisint seeking to compel Covisint's payment to the Company of approximately $2.8 million in accounts receivable as of the time of filing of the demand. In response, Covisint filed claims in Michigan state court alleging breach of contract claims. (See "Legal Proceedings" in Note 6 to these Condensed Consolidated Financial Statements for more information.) As a result of this payment dispute, the Company does not expect to recognize further revenue from Covisint, if any, until the matter is resolved.

NTT

During the six months ended June 30, 2003 and 2002, the Company recognized revenue from transactions with NTT Corporation ("NTT"). A member of the Company's Board of Directors currently serves as an executive of an NTT subsidiary.

Amounts included in revenues in the consolidated financial statements in connection with the transactions described above are as follows (in thousands):

                   Three Months Ended     Six Months Ended
                       June 30,             June 30,
                 --------------------  --------------------
                    2003       2002       2003       2002
                 ---------  ---------  ---------  ---------
Revenues:
   SAP......... $   1,086  $   8,005  $   2,606  $  16,565
   Covisint....       (54)     1,547         38      2,765
   NTT.........       122        209        236        733
                 ---------  ---------  ---------  ---------
   Total....... $   1,154  $   9,761  $   2,880  $  20,063
                 =========  =========  =========  =========

8. BUSINESS DIVESTITURE AND NOTES RECEIVABLE

On January 24, 2003, the Company executed the sale and license of certain assets and liabilities, including customer commitments, related to CommerceOne.net, the Company's marketplace services business consisting of hosting, software subscription services, transaction-based marketplace services and content-related services with eScout LLC, a privately held limited liability company. In connection with the closing of this transaction, the Company received senior secured notes receivable with an aggregate face value of approximately $2.0 million, membership interests in eScout LLC and the right to receive royalty payments over the four years following the closing of no more than $0.5 million in the aggregate. The notes receivable are secured by all of the assets of eScout LLC and bear a quarterly interest rate of 1.5% with payments due each quarter with the final payment due on January 24, 2005. Fifteen percent (15%) of the notes received are held in escrow until January 2004 as security for any claims related to a breach of the Company's representations, warranties and covenants. No assets were recorded by the Company for either the royalty payment or membership interests. In connection with this disposition, the Company recognized a loss of $0.2 million during the first quarter of 2003. This loss was included in "Interest income and other, net" on the Condensed Consolidated Statement of Operations for that period. During 2002, the Company recognized service revenues totaling approximately $11.8 million from CommerceOne.net related services. During the three and six months ended June 30, 2003, the Company recognized a total of approximately $0.4 million and $3.0 million in services revenue from CommerceOne.net related services, respectively. Due to this divestiture, the Company will no longer offer these services. As a result, the Company no longer expects to receive revenues from transaction fees, content or subscription services. In addition, the Company expects that hosting revenue will decline substantially and will be limited solely to the recognition of revenue that previously had been deferred.

9. SUBSEQUENT EVENTS

On July 1, 2003, the Company voluntarily paid its loan in full with Silicon Valley Bank for its credit facility of $25 million with the amounts in a cash collateral account.  All amounts drawn by Commerce One were fully secured by a cash collateral account with Silicon Valley Bank and, as a result, the loan did not result in any net additional unencumbered cash to Commerce One.

On July 10, 2003, the Company received a $10 million investment from BayStar Capital II, L.P. ("Baystar"). Under the terms of the Company's investment agreement with BayStar, the Company issued 100,000 shares of its Series B Convertible Preferred Stock ("Series B Preferred"), and five-year warrants to purchase 2,209,945 shares of its common stock. The Series B Preferred is initially convertible into approximately 4,297,748 shares of its common stock at a conversion price of $2.3268 per share. The exercise price for the warrants is $2.715 per share.

In July 2003 management approved and began to implement a restructuring plan aimed at further reducing operating expenses ("July 2003 Plan"). This plan is intended to ultimately reduce the Company's headcount to approximately 200 employees by the fourth quarter of 2003. The Company expects to incur approximately $3.0 million of additional restructuring charges as a result of this July 2003 plan in the third and fourth quarters of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, the following: the anticipated leadership of Commerce One as a provider of composite process management solutions; management's belief that our available cash resources will be sufficient to finance our operations through 2003; the expected decrease in cash expenditures as a result of, among other things, our expense reduction efforts; our ability to reduce expenses adequately to ensure our available cash resources through 2003; the expected growth of our business and related matters; the development and expected growth of a market for the Commerce One Conductor™ platform and other new products and solutions; Commerce One's ability to sell our existing composite process templates and develop new ones and to compete effectively in the composite process management market; the benefits of our product offering, including but not limited to statements regarding the ability of our products to provide efficiencies and cost savings associated with automating business processes; the ability of our Commerce One Conductor platform to integrate effectively with third party software applications; our ability to compete favorably with our competitors; the necessity of investing in product development for future success; the expectation that product development, sales, marketing, and administrative expenses will decrease in future periods; the potential benefits and/or gains associated with our restructuring efforts and divestitures; the potential benefits associated with outsourcing certain development work related to our products; the expected outcome of certain litigation and other disputes; the impact to the Company from our restructuring and settlement of various real estate obligations; the benefit to the Company of our recent private stock placement with BayStar Capital II, L.P.; whether we file additional patent applications; and the effect of interest rate, foreign currency exchange rate and equity price fluctuations. The words "believe," "expect," "intend," "plan," "project," "will" and similar words and phrases as they relate to Commerce One also identify forward-looking statements. Such statements reflect the current views and assumptions of Commerce One and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-Q, including those under the heading "Risk Factors." Commerce One expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Commerce One, Inc. is hereinafter sometimes referred to as "the Registrant," "the Company," "Commerce One," "we" and "us."

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

Commerce One's newest product offerings--the Commerce One Conductor™ platform, supporting set of packaged Supplier Relationship Management (SRM) applications, and existing and planned Composite Process Templates--represent our next generation of collaborative solutions designed to help our customers optimize their technology investments and improve the functionality of their existing software applications.

Our headquarters are located at 4440 Rosewood Drive, Pleasanton, CA 94588. We can be reached at 925.520.6000 and info@commerceone.com.

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

The portion of our license and service revenues attributable to sales outside the United States continues to be a substantial portion of our overall revenues. In the second quarter of 2003, approximately 34% of our license and service revenues were derived from sales outside the United States, compared to 35% in 2002 and 34% in 2001.

In 2001, 2002 and the six months ended June 30, 2003, we downsized our Global Services division, which provides professional services to third parties, through reductions in force and divestitures. Although consulting services remain a substantial portion of our revenues, these actions have contributed to a general decline in the overall revenues received from our consulting services.

Renegotiation and Settlement of Certain Real Estate Obligations

During the period March 1, 2003 through June 30, 2003, we renegotiated significant long-term real estate obligations in six US locations. We expect that these real estate settlements, which terminate and/or reduce our major real estate leases in these cities, will allow the us to save approximately $42 million in long-term real estate obligations over a period of eight years. In the aggregate, we paid approximately $6.0 million in cash and forfeited approximately $3.4 million under letters of credit in the second quarter as part of the settlements. In addition, we issued a total of 2.3 million shares of restricted common stock to the landlords. We also agreed to pay one landlord two additional cash payments of $375,000 each in September 2004 and September 2005, respectively. The 2004 payment is secured by a lien against our accounts receivable until January 2005, and the lien is subordinate to the interests of any present or future independent and unaffiliated institutional lender. We expect that these settlement agreements will provide future cash savings of approximately $2.25 million per quarter, increasing to approximately $3.3 million per quarter after December 31, 2003.

In addition to these settlements, in April 2003 we entered into an agreement to sublease the facility we currently occupy as our main corporate office in Pleasanton, California in an effort to decrease our rent expense.  We will move our operations in this facility to another location with significantly less square footage. The sublease covers approximately 153,000 square feet and will be effective in January 2004 through February 2005, the remaining term of the lease.  The amount of sublease income that is received during this period will be less than the lease payments due by us.

As a result of these settlements and the sublease of our main corporate office in Pleasanton, California, we recorded a net reversal of real estate related restructuring expense in the second quarter of approximately $8.5 million.

As of June 30, 2003, our total non-cancelable operating lease obligations for future rents payable through December 2007 was $18.9 million, which includes the effect of the real estate settlements for the six US locations as described above, as well as the sublease of the Company's main corporate office in Pleasanton, California. All of the real estate settlements (excluding the sublease in Pleasanton) are subject to a standard contingency requiring that Commerce One not be subject to bankruptcy proceedings within a 90-day period after the execution of the respective agreement. In connection with the our settlement with our landlord in Santa Clara, California who had brought a lawsuit against us seeking unpaid rent owing at the time of trial, we entered into a conditional settlement pursuant to which we paid cash and granted restricted stock to the landlord in exchange for the landlord's agreement to dismiss the lawsuit and restructure and reduce the lease agreement (See the section entitled "Legal Proceedings" in "Part II - Other Information" of this Quarterly Report on Form 10-Q for more information). The agreements provide that the restructuring and dismissal will be made fully effective in late September 2003 provided that Commerce One is not subject to a bankruptcy proceeding prior to that time. If this restructuring and dismissal do not occur as expected, our total non-cancelable operating lease obligations would be increased to approximately $23.4 million.

Investment by BayStar Capital II, L.P.

On July 10, 2003, we received a $10 million investment from BayStar. Under the terms of our investment agreement with BayStar, we issued 100,000 shares of our Series B Preferred, and five-year warrants to purchase 2,209,945 shares of our common stock. The Series B Preferred is initially convertible into approximately 4,297,748 shares of our common stock at a conversion price of $2.3268 per share. The exercise price for the warrants is $2.715 per share.

The following is a summary of the rights of Series B Preferred Stock:

Dividends: The holders of the Series B Preferred are entitled to cumulative dividends. For the first two years that the Series B Preferred is outstanding, dividends accrue at 8% per annum and they are paid by in kind by increasing the stated value of each share of Series B Preferred. After two years the dividends are payable in cash or in kind at our option, and the interest rate increases by 1% each calendar quarter up to a maximum of 14%.

Conversion: The holders of the Series B Preferred may convert their shares into common stock at any time at the conversion price, subject to adjustment for stock splits, stock dividends, recapitalizations and the like. We may convert the Series B Preferred into common stock beginning July 10, 2005 so long as: (i) our common stock is trading at $4.65 or more for 20 consecutive trading days and (ii) a set of additional conditions are met including: the continued effectiveness of a registration statement for the common stock issuable upon conversion of the Series B Preferred and exercise of the warrants, continued listing of our common stock on the Nasdaq National Market or the Nasdaq SmallCap Market, compliance by us with procedures for delivery of share certificates upon the holders' prior requests to convert shares of Series B Preferred or exercise their warrants and other conditions, all of which must have been met during the 90 day period before conversion is sought. No holder of Series B Preferred may convert into our common stock or exercise warrants for our common stock if to do so would mean such holder would then own more than 4.99% of our outstanding common stock.

Redemption: We may redeem the Series B Preferred beginning July 10, 2005 for 120% of the purchase price for the Series B Preferred plus dividends paid in kind and any accrued but unpaid dividends, subject to compliance with conditions similar to the conversion conditions described above. The holders of the Series B Preferred may require us to redeem their shares upon a change of control (including a merger, acquisition or sale of all or substantially all of our assets) and if we default on certain obligations under the transaction documents (similar to the additional conversion conditions described above), at the greater of (i) 120% of the purchase price plus dividends paid in kind and any accrued but unpaid dividends or (ii) the closing bid price of the common stock issuable upon conversion of the Series B Preferred on the day before the announcement of the change of control or the default. We may also redeem the Series B Preferred at any time upon a change of control, at the greater of (i) 120% of the purchase price plus dividends paid in kind and any accrued but unpaid dividends and (ii) the closing bid price of the common stock issuable upon conversion of the Series B Preferred on the day before the announcement of the change of control, subject to compliance with conditions similar to the additional conversion conditions described above.

Change of Control without Redemption: Upon a change of control in which the holders of the Series B Preferred are not redeemed, the holders of the Series B Preferred are entitled to receive a security from the acquiring entity that is substantially similar to the Series B Preferred pursuant to a written agreement that is reasonably acceptable to the holders of the Series B Preferred.

Voting Rights and Liquidation Preference: The holders of the Series B Preferred are entitled to vote with our common stock holders on an as converted to common stock basis, provided that, no single holder of Series B Preferred may vote more than 4.99% of our outstanding shares. The approval of a majority of the Series B Preferred Stock is required before we may issue any capital stock that is senior or pari passu to the Series B Preferred or take other actions which adversely affect or impair the rights or relative priority of the holders of the Series B Preferred relative the holders of our common stock. The Series B Preferred is senior to all of our capital stock and it has a per share liquidation preference equal to the greater of (i) the initial purchase price plus any accrued and unpaid dividends and (ii) the value of the Series B Preferred Stock on an as converted to common stock basis based on the closing bid price of our common stock on the day prior to the liquidation.

Registration of Shares of Common Stock for Resale: The Series B Preferred and the warrants were issued in a private placement without registration under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We have agreed to file with the Securities and Exchange Commission (the "SEC") a registration statement to register the resale of the common stock issuable upon conversion of the Series B Preferred and the common stock issuable upon exercise of the warrants. We are required to file the registration statement with the SEC no later than August 24, 2003, and to cause the registration statement to be declared effective by the SEC no later than January 6, 2004.

We have approved an amendment to our preferred stock rights agreement, effective as of July 10, 2003, to provide that the consummation of the private placement will not trigger the issuance of any rights.

The foregoing summaries of the terms of these securities and the related agreements are qualified in their entirety by reference to the Certificate of Designations, the Warrant Agreement, the Registration Rights Agreement and the Securities Purchase Agreement, each of which was filed as an exhibit to our Form 8-K filed on July 10, 2003.

Significant Trends Affecting Our Business

Industry Dynamics-Decline in Enterprise Spending. The enterprise software industry is characterized by several trends that may have a material impact on our strategic planning, results of operations and financial condition. One key trend has been the decline in spending on enterprise software as a result of general weakness in the economy. This decline in enterprise spending has had a direct and significant adverse impact on our ability to generate license revenues from new and existing customers. The decline in spending has also been coupled with increased competition in our industry resulting in significant downward pricing pressure on our products. Taken together, these trends have resulted in a significant reduction in new sales and declining average selling prices for the products we do sell.

New Product Introduction. We launched the Commerce One Conductor platform, our new product, in March of 2003. However, due to the recent timing of this release and the length of our sales cycle, it could take several quarters before we receive significant license revenue from this product, if at all. In the interim, it may be difficult to sell our Supplier Relationship Management applications, due to customer concerns over committing to such applications in light of the new Commerce One Conductor release. We also face concern from existing and potential customers as to our ongoing viability and our ability to provide long-term product support, which further inhibits our ability to sell our products and services. If we are not successful in selling Commerce One Conductor to current and new customers, our license revenues will be adversely affected.

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

Liquidity. We had cash and cash equivalents and short-term investments of approximately $43.0 million at June 30, 2003, of which $14.0 million was unrestricted cash and short-term investments that can be used to fund operations. In the three months ended June 30, 2003, we used approximately $8.2 million and $23.3 million of our total restricted and unrestricted cash reserves, respectively. Subsequent to June 30, 2003, we received $10 million from Baystar as part of the Series B Preferred Stock financing which increased our unrestricted cash balance. In addition, we repaid our $25 million fully collateralized loan with Silicon Valley Bank which reduced our restricted cash balance by that amount. Although approximately $3.4 million in restricted cash and $6.0 million in unrestricted cash used in the quarter ended June 30, 2003 related to one-time payments resulting from the restructuring of our real estate obligations, and we believe that our cash utilization will decline, we continue to have significant negative cash from operations. Based upon our current plan and expectations for revenues and expenses, we believe that our available cash resources will be sufficient to finance our presently anticipated operating losses and working capital expenditure requirements through 2003. However, if our revenues (particularly our license revenues pertaining to our new Commerce One Conductor platform product) do not meet our expectations, or if we do not obtain additional financing, we will need to take action to further reduce our operating expenses to have sufficient cash to finance our operating losses and working capital expenditures through 2003. The forecasts of the periods of time through which our financial resources will be adequate to support our operations are forward-looking statements that involve risks and uncertainties, and actual results could vary materially as a result of the factors described in the sections entitled "Risk Factors" and "Liquidity and Capital Resources."

Revenue Mix. Our business model relies on our ability to generate revenue from license fees and, to a lesser extent, from the services we provide. Revenues from license fees, though a lower overall percentage of our revenues, have relatively higher gross margins than revenues from services. Because our revenue from license fees has declined more significantly than service revenue, the percentage of our revenues from the sale of lower margin services increased to 73% in 2002 and 81% in the six months ended June 30, 2003. We expect this trend to continue in the short term unless we are able to successfully generate significant sales of our Commerce One Conductor platform product, which was released in March 2003.

Dependence on SAP-Loss of Future SAP Revenues. We have historically relied for a substantial portion of our license revenue on our relationship with SAP. In addition, SAP was an important source of new customers for us by providing us with an opportunity to sell our products to the relatively large installed base of SAP customers. As discussed in more detail in the section below called "Relationship with SAP," we do not expect to derive any significant revenues from SAP in 2003, or thereafter, or have direct access through SAP to its installed based of customers.

Dependence on Covisint-Loss of Future Covisint Revenues. We have historically relied for a substantial portion of our license, professional services and software maintenance revenue on our relationship with Covisint, whom we have a two percent equity interest in under the terms of a technology agreement we have with them. We did not derive any revenues from Covisint in the quarter ended June 30, 2003 and we do not expect to derive any significant revenues from Covisint in the remainder of 2003 or thereafter.

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

Revenue Recognition and Related Accounting Policies

Our revenue recognition policies are consistent with Statement of Position 97-2 "Software Revenue Recognition," as modified by Statement of Position 98- 9.

Revenues from license agreements for our software products are recognized upon delivery of the software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable. In the limited circumstances where our software is licensed to third parties through indirect sales channels (primarily in international locations), license fees are generally recognized as revenue, under the "sell-through method," when the criteria described above have been met and the reseller has sold the software to an end user customer. While generally we do not license software under barter or concurrent arrangements, whenever software has been licensed under such arrangements, we have recognized revenue equal to the net monetary amounts to be received by us.

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

Software maintenance revenues and subscription fees are recognized ratably over the term of the related contract, typically one year, upon cash receipt.

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

Long-lived Assets and Goodwill

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long- lived Assets," we periodically assess the carrying value of our long-lived assets including property and equipment, our Technology Agreement with Covisint and other identified intangible assets for impairment. An impairment assessment is performed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment indicators include, but are not limited to, our net book value as compared to market capitalization, significant negative industry and economic trends, a significant decline in our stock price for a sustained period and significant under performance relative to historical and projected future operating results. In assessing the recoverability of the carrying value of intangible assets, we must make assumptions regarding the estimated future cash flows attributable to these assets. In addition, we must make assumptions regarding discount rates to determine the fair value of the respective assets. We have typically relied on valuation experts to assist in the analysis of these factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded which could have a significant impact on our operating results. In 2002, we recorded impairment charges of $394.0 million related to property and equipment, goodwill and other intangible assets. No indicators of impairment were present during the quarter ended June 30, 2003. The presence of indicators of impairment in future periods may result in further impairment of our intangible assets.

Stock-based Compensation

We generally have three categories of employee stock-based awards: restricted stock, stock options and a stock purchase plan. We account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and have adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the intrinsic value method, the Company has only recorded stock-based compensation resulting from restricted stock issued and options assumed in various prior period acquisitions.

Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or restricted stock units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to "Stock-based compensation."

Restructuring Accrual

We have undergone multiple restructuring transactions during 2001 and 2002. In accordance with Emerging Issues Task Force Issue ("EITF") No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", the cost associated with the transactions in 2001 and 2002 have been charged to restructuring expense in the period in which we committed to the restructuring plan. The charges relating to the consolidation and closing of facilities and asset dispositions required significant estimates to determine the amount of future payments to be accrued as a part of the restructuring activity. A change in the circumstances related to the plan for closure of the facilities could result in additional charges or the reversal of prior charges taken.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan, as required under EITF Issue No. 94-3.   The provisions of SFAS No. 146 were effective for exit or disposal activities initiated after December 31, 2002.  During the six months ended June 30, 2003, we recorded restructuring costs of $17.3 million under the provisions of SFAS No. 146. The adoption of SFAS No. 146 may affect the timing of recognizing future restructuring costs and the amounts recognized under such costs.

RELATIONSHIP WITH SAP

Commercial Relationship and Revenues Resulting from Royalty Arrangements with SAP AG

Commerce One has had a strategic relationship with SAP AG (referred to herein as "SAP") since 2000. Over the course of the relationship, SAP has accounted for a significant portion of our license revenue. However, the relationship has changed significantly over time. As a result of these changes and changes in the marketplace, the revenues we derive from our relationship with SAP have declined substantially. We do not expect to derive significant revenues, if any, from SAP in 2003 or thereafter. To the extent we do receive any revenues from SAP in the future, we expect that such revenues will relate to ongoing maintenance and support fees as opposed to license fees.

Commerce One's strategic relationship with SAP commenced on September 18, 2000, when the Company entered into a strategic alliance agreement with SAP to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications. These products were primarily targeted at electronic marketplace customers, a market which has since declined substantially. This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party. The amount of the royalty was generally based on a percentage of the total license fee paid by the customer. The Strategic Alliance Agreement expires at the end of September, 2003, although certain rights of the parties (including without limitation certain distribution and royalty sharing rights) continue past the expiration date.

SAP historically has made non-refundable royalty prepayments to Commerce One, which we have recorded as deferred revenue as payments are received. As SAP incurs the obligation to pay royalties to Commerce One, these royalties are credited against this deferred revenue and recognized as revenue by Commerce One. Prepayments previously received from SAP and included in deferred revenue totaled approximately $7.6 million and $18.8 million at June 30, 2003 and June 30, 2002, respectively. If Commerce One licenses one of the jointly developed products to its customers, it is required to pay a royalty to SAP in connection with the sale. These royalty payments are recorded as a reduction of license or support revenue, as appropriate.

During 2001, Commerce One and SAP amended these agreements to provide for different rights to resell certain technology included in the jointly developed products and for varying royalty rates and maintenance fees depending on the particular product, category of customer and other factors.

Effective January 1, 2002, we amended the strategic alliance agreement with SAP to simplify its royalty payment provisions and to provide SAP with an unlimited right, in exchange for a fixed fee payment, to resell the jointly developed products, as well as a right to resell certain other Commerce One technology on an original equipment manufacturer ("OEM") basis, for the first three quarters of 2002. In exchange, SAP reported to us a total of approximately $20.7 million, primarily attributable to license fees, as well as related support and maintenance. We credited the aggregate fee of approximately $20.7 million against the prior prepayments by SAP, which had been recorded as deferred revenue. Commerce One recognized the license and maintenance revenue ratably over the three-quarter period ending September 30, 2002. The amendment provided that during this three-quarter period, Commerce One would pay SAP a royalty fee based upon a fixed percentage of the total license fee for jointly developed products sold by Commerce One, if any. The amendment further provided that the agreement would default to the historical royalty structure in the event the parties failed to agree on a new payment schedule by September 30, 2002. Commerce One and SAP have not renegotiated the royalty payments, and therefore the parties will revert to the historical royalty structure when payments, if any, are due.

The parties entered into a subsequent amendment effective December 20, 2002 in which the parties clarified Commerce One's support obligations for prior versions of the MarketSet product, granted reciprocal rights to distribute certain connector technology related to the MarketSet product on a royalty-free basis, and resolved certain outstanding payment issues relating to services and maintenance fees for certain joint customers.

SAP's license royalty payments to Commerce One historically have constituted a substantial portion of the Company's revenues, including during 2002 and 2001. Historically, SAP was instrumental in assisting us with selling the jointly developed products, MarketSet and Enterprise Buyer, to SAP's customer base. However, these royalty payments have declined in the past year with the decline of the market for electronic marketplace solutions.

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

We recognized $1.1 million in total revenues from SAP during the quarter ended June 30, 2003, none of which represented license fees, compared to $8.0 million in total revenues during the quarter ended June 30, 2002, of which $6.3 million represented license fees.

We also have generated revenue from our relationship with SAP by performing professional services as a subcontractor to SAP, primarily on software implementation engagements where the Company has jointly sold MarketSet or Enterprise Buyer to an SAP customer. SAP also has completed professional services for us by acting as a subcontractor, primarily in relation to the jointly sold MarketSet or Enterprise Buyer products. These revenues and expenses have declined over time, and we expect they will continue to decline commensurate with the decline in license sales of the parties' joint solutions.

To a lesser extent, we also have generated revenue from our relationship with SAP by providing technical customer support and maintenance services to joint customers. In 2002, support of such customers represented a substantial percentage of our total support and maintenance revenue. Amounts received from SAP include payments based on a certain percentage of total support and maintenance fees received by SAP from the customer. In addition, we amended the strategic alliance agreement on January 1, 2002 to provide that SAP would pay us $500,000 per quarter for certain support obligations relating to MarketSet. Under the terms of that agreement, the fixed payment is scheduled to cease on September 30, 2003, and we expect other support and maintenance revenues from SAP to decrease substantially as well. As a result, and as a result of the decline in license sales of the parties' joint solutions as well as the expiration of the Strategic Alliance Agreement at the end of September 2003, we expect revenues generated from SAP for technical support and maintenance to decline substantially in 2003, and we do not expect to receive significant support and maintenance revenue, if any, from SAP after 2003. If we are unable to replace such revenues with substantial support and maintenance revenue related to the sale of our new products, our overall revenues will be harmed.

At the time we entered into the strategic alliance agreement with SAP in 2000, we sold 505,955 shares of our common stock to SAP for an aggregate purchase price of approximately $250 million.

Subsequently, in 2001, we sold an additional 4,748,477 shares of our common stock to SAP for an aggregate purchase price of approximately $225 million.

In connection with our issuance of common stock to SAP, we entered into various agreements with SAP that restrict SAP's ability to acquire more than 23% of our outstanding common stock or otherwise attempt to acquire control of Commerce One, restrict its transfer of the shares of common stock that it purchased from us and, in very limited ways, affect SAP's ability to vote its shares of our common stock. We also granted SAP certain rights to require us to register the resale of its shares of our common stock, certain pro rata rights to acquire additional shares of our common stock and the right to have a designee appointed to our board of directors or to send an observer to our board of directors meetings. As of June 30, 2003, SAP has not exercised its right to have such a designee appointed, but has exercised its right to send an observer to our board of directors meetings.

As of June 30, 2003, through its purchases from us and on the open market, SAP beneficially owned approximately 20% of our outstanding common stock.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents and investments of approximately $43.0 million at June 30, 2003 compared to approximately $112.9 million at December 31, 2002. The amounts as of June 30, 2003, included approximately $29.0 million that collateralized certain of our obligations related to operating lease agreements for computer equipment and office facilities, potential workers compensation claims and an outstanding note payable. As of June 30, 2003, we had $14.0 million in unrestricted cash and short-term investments that could be used to fund our operations. Our cash and cash equivalents and short term investments as of June 30, 2003 exclude the $10 million we received in July 2003 from Baystar as part of the Series B Preferred financing in July 2003. In addition, subsequent to June 30, 2003, we repaid our $25.0 million loan to Silicon Valley Bank, which reduced our restricted cash balance by that amount. All amounts drawn by Commerce One pursuant to that loan agreement had been fully secured by a cash collateral account with Silicon Valley Bank and, as a result, the loan did not result in any net additional unencumbered cash to Commerce One. We voluntarily paid that loan in full in July 2003 with the amounts in the cash collateral account. This repayment allowed us to save approximately $0.2 million in interest expense per quarter.

Net Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $76.5 million for the six months ended June 30, 2003 compared to approximately $110.4 million for the six months ended June 30, 2002. Cash used in operating activities for the period ended June 30, 2003 resulted primarily from the net loss, excluding non- cash charges for amortization and depreciation. The payment of outstanding accrued compensation and the payments made in connection with the real estate settlements contributed to additional cash used in operations. Net cash used in operating activities for the six months ended June 30, 2002 resulted primarily from the net loss, adjusted for non-cash items including depreciation, amortization, and impairment charges, and a decrease in liabilities and deferred revenue which was partially offset by a decrease in accounts receivable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities totaled approximately $10.3 million for the six months ended June 30, 2003. Cash provided by investing activities in the current period related primarily to the maturity of short-term investments, offset by the purchase of short-term investments. Cash provided by investing activities was $88.7 million in the period ended June 30, 2002 and related to the maturity of short-term investments, proceeds related to a divestiture and the sale of fixed assets, offset by the purchase of fixed assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $0.3 million for the six months ended June 30, 2003. This compares to approximately $4.7 million for the six months ended June 30, 2002. The cash provided in the six months ended June 30, 2003 and 2002 resulted from the issuance of common stock upon the exercise of employee stock options and the purchase of stock by employees through our employee stock purchase plan.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2003, and the effects such obligations are expected to have on our liquidity and cash flows in certain future periods after June 30, 2003 (in thousands):

                                         Less                 4 years
                                         than      1 to 3       and
                              Total    one year     years    thereafter
                            ---------  ---------  ---------  ---------
Non-cancelable operating
  lease obligations....... $  18,946  $   6,982  $  11,593  $     371
                            ---------  ---------  ---------  ---------
Total..................... $  18,946  $   6,982  $  11,593  $     371
                            =========  =========  =========  =========

Real Estate Obligations

As of June 30, 2003, Commerce One leased office space in five locations throughout the United States, which represent the majority of our real estate obligations. We have subleased, reduced or otherwise renegotiated a significant portion of the long-term real estate obligations for our surplus office space in the United States, but some of our existing space remains underutilized. In addition, we lease several smaller and/or temporary locations in Europe, Asia and Canada to support our international operations.

During the period March 1, 2003 through June 30, 2003, we renegotiated significant long-term real estate obligations in six US locations. We expect that these real estate settlements, which terminate and/or reduce our major real estate leases in these cities, will allow the Company to save approximately $42 million in long-term real estate obligations over a period of eight years. In the aggregate, we paid approximately $6.0 million in cash and forfeited approximately $3.4 million under letters of credit in the second quarter as part of the settlements. In addition, we issued a total of 2.3 million shares of restricted common stock to the landlords. We also agreed to pay one landlord two additional cash payments of $375,000 each in September 2004 and September 2005, respectively. The 2004 payment is secured by a lien against our accounts receivable until January 2005, and the lien is subordinate to the interests of any present or future independent and unaffiliated institutional lender.

In addition to these settlements, in April 2003 we entered into an agreement to sublease the facility we currently occupy as our main corporate office in Pleasanton, California in an effort to decrease our rent expense.  We will move our operations in this facility to another location with significantly less square footage.  The sublease covers approximately 153,000 square feet and will be effective in January 2004 through February 2005, the remaining term of the lease.  The amount of sublease income that is received during this period will be less than the lease payments due by us.

As a result of these settlements and the sublease of our main corporate office in Pleasanton, California, we recorded a net reversal of real estate related restructuring expense in the second quarter of approximately $8.5 million.

As of June 30, 2003, our non-cancelable operating lease obligations for future rents payable through December 2007 was $18.9 million. This amount includes the effect of the real estate settlements for the six US locations as described above, as well as the sublease of our main corporate office in Pleasanton, California. All of the real estate settlements (excluding the sublease in Pleasanton) are subject to a standard contingency requiring that Commerce One not be subject to bankruptcy proceedings within a 90-day period after the execution of the respective agreement. In connection with the our settlement with our landlord in Santa Clara, California who had brought a lawsuit against us seeking unpaid rent owing at the time of trial, we entered into a conditional settlement pursuant to which we paid cash and granted restricted stock to the landlord in exchange for the landlord's agreement to dismiss the lawsuit and restructure and reduce the lease agreement (See the section entitled "Legal Proceedings" in "Part II - Other Information" of this Quarterly Report on Form 10-Q for more information). The agreements provide that the restructuring and dismissal will be made fully effective in late September 2003 provided that Commerce One is not subject to a bankruptcy proceeding prior to that time. If this restructuring and dismissal do not occur as expected, our total non-cancelable operating lease obligations would be increased to approximately $23.4 million.

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

On October 23, 2002, we executed an agreement with Silicon Valley Bank for a credit facility of up to $25.0 million.  All amounts drawn by Commerce One were fully secured by a cash collateral account with Silicon Valley Bank and, as a result, the loan did not result in any net additional unencumbered cash to Commerce One. We voluntarily paid that loan in full in July 2003 with the amounts in the cash collateral account.

In July 2003, we raised $10 million, in connection with our sale of Series B Preferred Stock and warrants to Baystar Capital II, L.P..

Based upon our current plans and expectations for revenues and expenses, we believe that our available cash resources (including without limitation the proceeds from the sale of our preferred stock in July 2003 to Baystar) will be sufficient to finance our presently anticipated operating losses and working capital requirements through 2003. We used approximately $8.2 million and $23.3 million in total restricted and unrestricted cash, respectively, in the second quarter of 2003. Although approximately $3.4 million in restricted cash and $6.0 million in unrestricted cash used in the quarter ended June 30, 2003 related to one-time payments resulting from the restructuring of our real estate obligations, and we believe that our cash utilization will decrease as a result of our reductions in force and our continuing expense reductions, we continue to have significant negative cash flows from operations. Should our levels of revenue (particularly our license revenues pertaining to our new Commerce One Conductor platform product) and cash, cash equivalents and investments fall short of our expectations, we will take action to further reduce our operating expenses, primarily through reductions of personnel-related costs, and we believe such action, if needed, will allow us to have sufficient cash to finance our expected operating losses and working capital requirements through 2003. Such actions may involve further reductions in force and other operating expense reductions. Further, we cannot assure you that we will have available cash resources to continue our operations beyond the end of 2003. We will need to significantly increase our revenues, decrease our expenses and/or raise additional financing to meet our liquidity and capital needs in 2004 and beyond. Our future liquidity and capital requirements will depend on numerous factors including our ability to sell and gain acceptance in the market of our new Commerce One Conductor platform product, our future revenues and expenses, growth or contraction of operations, and general economic pressures. We may need to seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities is likely to result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. The current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding. In addition, the rights of our new Series B Preferred stock holder, Baystar, may discourage other potential investors and diminish our ability to obtain additional financing. If, due to unexpected or unplanned developments, we do not have sufficient cash to fund our current operations or meet our capital needs, we may need to explore other alternatives such as further restructuring the business, reducing or discontinuing operations, or filing for bankruptcy protection.

The forecasts of the periods of time through which our financial resources will be adequate to support our operations and the forecasts regarding our ability to reduce our expenses to allow us to have adequate cash resources through 2003 are forward-looking statements that involves risks and uncertainties, and actual results could vary materially as a result of the factors described in this paragraph and in the section entitled "Risk Factors."

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenue

Total revenues for the three months ended June 30, 2003 decreased to approximately $8.3 million compared to $27.8 million for the three months ended June 30, 2002. For the three months ended June 30, 2003, other than related party revenues earned through transactions with SAP, which accounted for approximately 13% of our revenues, no other customer accounted for more than 10% of revenue. For the three months ended June 30, 2002, other than revenues earned through transactions with SAP, which accounted for approximately 29% of our revenue, one customer accounted for more than 10% of revenue.

License Revenue

License revenues for the three months ended June 30, 2003 decreased to approximately $1.7 million compared to $7.2 million for the three months ended June 30, 2002. For the three months ended June 30, 2003, approximately $0.3 million of license revenue was attributable to the reversal of license revenue reserves in accordance with our revenue recognition policy as outlined in the section titled "Critical Accounting Policies and Estimates". The decrease in license revenues relative to the same period in the prior year primarily resulted from the decline in license fee royalties from SAP as a result of the general decline of the demand for emarketplace solutions; a significant slowdown in technology spending coupled with the continued general economic downturn; the continued intense competition in the market for supplier relationship management ("SRM") applications; and the nascence of our flagship product, the Commerce One Conductor platform, which was first introduced for general availability in March 2003; all of which resulted in fewer customer orders and lower average selling prices. Revenues recorded as royalty payments from SAP previously have represented a substantial portion of our revenues but have declined substantially over time. There were no license revenues from SAP for the three months ended June 30, 2003, compared to approximately $6.3 million of license revenue for the three months ended June 30, 2002. We do not anticipate that we will generate significant license revenues, if any, through transactions with SAP in the third quarter of 2003 or thereafter.

Services Revenue

Services revenues decreased to approximately $6.6 million for the three months ended June 30, 2003 compared to $20.6 million for the three months ended June 30, 2002. The decrease in services revenues primarily resulted from the downsizing of our Global Services division through reductions in force and divestitures, and a decrease in revenues from maintenance services commensurate with the overall decline in license revenues.  In addition, we have experienced a reduction in the amounts received from various historical revenue- sharing arrangements with our customers who operate electronic marketplaces due to a decline in the use of those marketplaces. For example, we are engaged in a payment dispute with Covisint, from whom we have received significant revenue- sharing payments in the past, and we do not expect to receive future revenues from Covisint, if any, until such dispute is resolved. In addition, as we have shifted our focus from our prior supplier relationship management and marketplace-focused products, some of these customers have reduced or cancelled support and maintenance services for such products, which has reduced our overall support and maintenance revenues, and/or migrated to shorter-term payments, which affects the stability of those revenues.

Our headcount reductions, which were made to further enable us to focus on our core product offerings, were completed during 2001, 2002 and the first quarter of 2003. In January 2003, we divested to eScout LLC our CommerceOne.net division, which previously offered hosting, software subscription services, transaction-based marketplace services and content-related services. During the three months ended June 30, 2003, we recognized a total of approximately $0.4 million in services revenue from CommerceOne.net related services. As a result of this divestiture, we no longer expect to receive revenues from transaction fees, content or subscription services. In addition, we expect that hosting revenue will decline substantially and will be limited solely to the recognition of revenue that previously had been deferred. We expect that total services revenues may decline further in the short term primarily as a result of the decrease in the number of employees in our professional service division.  In addition, our new Commerce One Conductor platform product was released for general availability in March 2003, and we do not expect it to generate significant services engagements or maintenance revenues in the short term until the product is more broadly used by our customers.

We recognized $1.1 million in services revenues from SAP for the three months ended June 30, 2003, compared to approximately $1.6 million of services revenue for the three months ended June 30, 2002. We anticipate that such services revenues from SAP will decline throughout the remainder of 2003, and we do not expect significant services revenue, if any, from SAP after 2003.

Cost of Revenues

Cost of revenues, consisting of cost of services and cost of licenses, was approximately $6.4 million for the three months ended June 30, 2003 compared to $21.7 million for the three months ended June 30, 2002.

Cost of license fees for the three months ended June 30, 2003 was $0.6 million compared to $2.3 million for the three months ended June 30, 2002. Cost of license fees primarily consist of amortization and impairment relating to the cost of the Technology Agreement with Covisint as well as royalties due to third parties, software media and duplication costs and software documentation costs. Costs related to the Technology Agreement were $0.5 million and $1.6 million for the three months ended June 30, 2003 and 2002, respectively. The significant decrease was due to a charge related to the impairment of the Technology Agreement intangible asset during the three months ended March 31, 2002. We currently estimate that the amortization of the Technology Agreement will be approximately $0.5 million per quarter over the remaining eight-year term of the agreement.

Cost of services, which primarily consists of personnel and related costs, third party consulting costs and software maintenance and training costs, was $5.8 million compared to $19.4 million for the three months ended June 30, 2003 and 2002, respectively. The decrease in cost of services resulted primarily from the divestiture and closure of a number of service operations (including consulting, technical support and CommerceOne.net operations) no longer directly related to our core product offering. These divestitures and closures occurred in the fourth quarter of 2001, the first quarter of 2002 and the first quarter of 2003. The number of employees engaged in professional service activity decreased to approximately 86 at June 30, 2003 from approximately 342 at June 30, 2002. Consistent with the decrease in the size of our professional services organization, we expect a decline in professional services costs through the fourth quarter of 2003.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related cost and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $5.3 million and $20.6 million for the three months ended June 30, 2003 and 2002, respectively. The decrease between 2002 and 2003 was primarily attributable to an overall decrease in the average number of sales and marketing personnel during the year, a decrease in marketing-related activity, and a decrease in commissions paid as a result of the decline in overall revenue. The number of employees engaged in sales and marketing decreased to approximately 65 at June 30, 2003 from approximately 255 at June 30, 2002 as a result of our corporate restructuring efforts. We expect that sales and marketing expenses will remain relatively flat throughout the remainder of 2003.

Product Development Expenses

Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $6.6 million and $18.5 million for the three months ended June 30, 2003 and 2002, respectively. During the quarter ended June 30, 2003, these expenses related primarily to the continued development of our new Commerce One Conductor platform product, which was released in general availability form in March 2003, and certain expenses pertaining to ongoing development of our SRM applications. The decrease in product development expenses between the second quarters of 2003 and 2002 was primarily attributable to decreased personnel as well as lower subcontractor-related expenses to support development of our products. The number of employees engaged in product development decreased to approximately 107 at June 30, 2003 from approximately 431 at June 30, 2002.

In January 2003, we entered into an outsourcing arrangement with Satyam Computer Services Limited. Pursuant to this agreement, Satyam will provide certain support, maintenance and product development services with respect to our SRM applications, including our Commerce One Buy and Commerce One Source products. While we expect that this relationship will allow us to reduce development expenses over the long term, we do not expect to realize significant cost-saving benefits from this relationship in 2003 due to the necessary start- up costs of such a relationship. We expect total product development expenses to decrease in the last quarter of 2003 due to our reductions in force.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and related costs for executive, administrative and finance personnel. General and administrative expenses were approximately $3.4 million and $7.2 million for the three months ended June 30, 2003 and 2002, respectively. The decrease resulted primarily from an overall decrease in the average number of general and administrative personnel employed during the period. The number of employees engaged in general and administrative functions decreased to approximately 38 at June 30, 2003 from approximately 146 at June 30, 2002. We expect general and administrative expenses will decrease over the remainder of 2003 due primarily to the decrease in the average number of employees in this area as a result of our restructuring efforts.

Stock Compensation

Stock compensation expenses result from the grant of stock options, grant of restricted common stock and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock.

Stock compensation totaled approximately $0.8 million and $3.7 million in the three months ended June 30, 2003 and 2002, respectively. The decrease was primarily related to cancellation of employee stock options as employees have terminated their employment with Commerce One. The remaining deferred stock compensation for non-cancelled options will continue to be amortized over the original vesting periods of three to four years. The expense related to a restricted stock grant made to our employees in May 2001 was being amortized over a two-year vesting period and was fully vested by May 2003.

Restructuring Charges

For the quarter ended June 30, 2003, we incurred an approximate net reversal of $6.4 million in restructuring charges. This reversal was due to a charge of $2.1 million related to severance costs, offset by approximately $8.5 million as a result of the real estate lease settlement agreements reached in the second quarter. (See section entitled "Real Estate Obligations" in "Management's Discussion and Analysis of Financial Condition and Results of Operation" in this Quarterly Report on Form 10-Q for more information on our real estate lease settlement agreements.) Restructuring charges totaled approximately $15.9 million for the quarter ended June 30, 2002. The restructuring costs in the quarter ended June 30, 2003 resulted primarily from a restructuring plan that management approved and began to implement in January 2003. This restructuring plan focused on further reduction of our operating expenses and included terminating approximately 430 employees, most of which were terminated on or before March 31, 2003. We anticipate that substantially all remaining payments to terminated employees accrued as restructuring costs under the January 2003 plan will be paid during the third quarter of 2003. We anticipate that all lease cancellations and commitments accrued as restructuring costs under the January 2003 plan will be paid by December 2007.

In July 2003, we announced further plans to reduce our overall employee population to 200 employees. We anticipate that substantially all payments to terminated employees accrued as restructuring costs under the July 2003 plan will be paid during the third and fourth quarters of 2003. As of June 30, 2003, as a result of restructurings in 2001, 2002 and the first and second quarter of 2003, we have an accrued liability recorded of $6.5 million for estimated future costs related to past restructurings. Changes in the actual or estimated charges, such as the actual amount of future lease cancellation costs or termination payments to employees, will have an impact on the Company's future results of operations. For example, if these costs are higher than estimated, we will incur further restructuring expenses which will decrease our results of operations and may decrease our cash position. We may also incur additional future restructuring charges in 2003 related to our previously announced plans or other activities.

For more information regarding our restructuring, see Note 5 to our Condensed Consolidated Financial Statements contained in this Form 10-Q.

Amortization of Intangible Assets

Amortization of intangible assets was $0.2 million for the three months ended June 30, 2003 compared to $3.0 million for the three months ended June 30, 2002. The decrease is due to the impairment of intangible assets recorded during the year ended December 31, 2002. We expect the amortization charges to remain approximately the same through 2005 absent any further intangible impairments or intangible acquisitions.

Interest Income and Other, Net

Interest income and other, net, remained relatively consistent at $1.3 million for the three months ended June 30, 2003 compared to $1.0 million for the three months ended June 30, 2002.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenue

Total revenues for the six months ended June 30, 2003 decreased to approximately $21.4 million compared to $59.6 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, other than related party revenues earned through transactions with SAP, which accounted for approximately 12% of our revenues, one customer accounted for more than 10% of revenue. This customer accounted for 12% of our revenue during the six months ended June 30, 2003.

License Revenue

License revenues for the six months ended June 30, 2003 decreased to approximately $4.0 million compared to $15.6 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, approximately $0.5 million of license revenue was attributable to the reversal of license revenue reserves in accordance with our revenue recognition policy as outlined in the section titled "Critical Accounting Policies and Estimates". The decrease in license revenues relative to the same period in the prior year primarily resulted from the decline in license fee royalties from SAP as a result of the general decline of the demand for emarketplace solutions; a significant slowdown in technology spending coupled with the continued general economic downturn; the continued intense competition in the market for supplier relationship management ("SRM") applications; and the nascence of our flagship product, the Commerce One Conductor platform, which was first introduced for general availability in March 2003; all of which resulted in fewer customer orders and lower average selling prices. Revenues recorded as royalty payments from SAP previously have represented a substantial portion of our revenues but have declined substantially over time. Royalty payments from SAP constituted approximately $0.4 million of our license revenue for the six months ended June 30, 2003, compared to approximately $12.6 million for the six months ended June 30, 2002. We do not anticipate that we will generate significant license revenues, if any, through transactions with SAP in the third quarter of 2003 or thereafter.

Services Revenue

Services revenues decreased to approximately $17.4 million for the six months ended June 30, 2003 compared to $44.0 million for the six months ended June 30, 2002. The decrease in services revenues primarily resulted from the downsizing of our Global Services division through reductions in force and divestitures, and a decrease in revenues from maintenance services commensurate with the overall decline in license revenues.  In addition, we have experienced a reduction in the amounts received from various historical revenue-sharing arrangements with our customers who operate electronic marketplaces due to a decline in the use of those marketplaces. For example, we are engaged in a payment dispute with Covisint, from whom we have received significant revenue- sharing payments in the past, and we do not expect to receive future revenues from Covisint, if any, until such dispute is resolved. In addition, as we have shifted our focus from our prior supplier relationship management and marketplace-focused products, some of these customers have reduced or cancelled support and maintenance services for such products, which has reduced our overall support and maintenance revenues, and/or migrated to shorter-term payments, which affects the stability of those revenues.

Our headcount reductions, which were made to further enable us to focus on our core product offerings, were completed during 2001, 2002 and the first quarter of 2003. In January 2003, we divested to eScout LLC our CommerceOne.net division, which previously offered hosting, software subscription services, transaction-based marketplace services and content-related services. During the six months ended June 30, 2003, we recognized a total of approximately $3.0 million in services revenue from CommerceOne.net related services. As a result of this divestiture, we no longer expect to receive revenues from transaction fees, content or subscription services. In addition, we expect that hosting revenue will decline substantially and will be limited solely to the recognition of revenue that previously had been deferred. We expect that services revenues may decline further in the short term primarily as a result of the decrease in the number of employees in our professional service division.  In addition, our new Commerce One Conductor platform product was released for general availability in March 2003, and we do not expect it to generate significant services engagements or maintenance revenues in the short term until the product is more broadly used by our customers.

We recognized $2.2 million in services revenues from SAP for the six months ended June 30, 2003, compared to approximately $3.8 million of services revenue for the six months ended June 30, 2002. We anticipate that such services revenues from SAP will decline throughout the remainder of 2003, and we do not expect significant services revenue, if any, from SAP after 2003.

Cost of Revenues

Cost of revenues, consisting of cost of services and cost of licenses, was approximately $15.6 million for the six months ended June 30, 2003 compared to $196.1 million for the six months ended June 30, 2002.

Cost of license fees for the six months ended June 30, 2003 was $0.9 million compared to $154.6 million for the six months ended June 30, 2002. Costs related to the Technology Agreement were $1.0 million and $153.1 million for the six months ended June 30, 2003 and 2002, respectively. The significant decrease was due to a charge related to the impairment of the Technology Agreement intangible asset during the six months ended March 31, 2002. We currently estimate that the amortization of the Technology Agreement will be approximately $0.5 million per quarter over the remaining eight-year term of the agreement.

Cost of services was $14.7 million compared to $41.5 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in cost of services resulted primarily from the divestiture and closure of a number of service operations (including consulting, technical support and CommerceOne.net operations) no longer directly related to our core product offering. These divestitures and closures occurred in the fourth quarter of 2001, the first quarter of 2002 and the first quarter of 2003. The number of employees engaged in professional service activity decreased to approximately 86 at June 30, 2003 from approximately 342 at June 30, 2002. Consistent with the decrease in the size of our professional services organization, we expect a decline in professional services costs through the fourth quarter of 2003.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $13.2 million and $49.1 million for the six months ended June 30, 2003 and 2002, respectively. The decrease between 2002 and 2003 was primarily attributable to an overall decrease in the average number of sales and marketing personnel during the year, a decrease in marketing-related activity, and a decrease in commissions paid as a result of the decline in overall revenue. The number of employees engaged in sales and marketing decreased to approximately 65 at June 30, 2003 from approximately 255 at June 30, 2002 as a result of our corporate restructuring efforts. We expect that sales and marketing expenses will remain relatively flat throughout the remainder of 2003.

Product Development Expenses

Product development expenses were approximately $18.0 million and $44.3 million for the six months ended June 30, 2003 and 2002, respectively. During the quarter ended June 30, 2003, these expenses related primarily to the development of our new Commerce One Conductor platform product, which was released in general availability form in March 2003, and certain expenses pertaining to ongoing development of our SRM applications. The decrease in product development expenses between the first quarters of 2003 and 2002 was primarily attributable to decreased personnel as well as lower subcontractor- related expenses to support development of our products. The number of employees engaged in product development decreased to approximately 107 at June 30, 2003 from approximately 431 at June 30, 2002. We expect total product development expenses to decrease in the last quarter of 2003 due to our reductions in force.

General and Administrative Expenses

General and administrative expenses were approximately $5.8 million and $18.1 million for the six months ended June 30, 2003 and 2002, respectively. The decrease resulted primarily from an overall decrease in the average number of general and administrative personnel employed during the period. The number of employees engaged in general and administrative functions decreased to approximately 38 at June 30, 2003 from approximately 146 at June 30, 2002. We expect general and administrative expenses will decrease over the remainder of 2003 due primarily to the decrease in the average number of employees in this area as a result of our restructuring efforts.

Stock Compensation

Stock compensation totaled approximately $1.8 million and $6.2 million in the six months ended June 30, 2003 and 2002, respectively. The decrease was primarily related to cancellation of employee stock options as employees have terminated their employment with Commerce One. The remaining deferred stock compensation for non-cancelled options will continue to be amortized over the original vesting periods of three to four years. The expense related to a restricted stock grant made to our employees in May 2001 was being amortized over a two-year vesting period and was fully vested by May 2003.

Restructuring Charges

For the six months ended June 30, 2003, we incurred approximately $4.6 million in restructuring charges. This was due to charges relating to severance costs and real estate lease obligations, offset by approximately $8.5 million as a result of the real estate lease settlement agreements reached in the second quarter. (See section above entitled "Real Estate Obligations" in "Management's Discussion and Analysis of Financial Condition and Results of Operation" in this Quarterly Report on Form 10-Q for more information on our real estate lease settlement agreements.) Restructuring charges totaled approximately $15.9 million for the six months ended June 30, 2002. The restructuring costs in the six months ended June 30, 2003 resulted primarily from a restructuring plan that management approved and began to implement in January 2003. This restructuring plan focused on further reduction of our operating expenses and included terminating approximately 430 employees, most of which were terminated on or before March 31, 2003. We anticipate that substantially all remaining payments to terminated employees accrued as restructuring costs under the January 2003 plan will be paid during the third quarter of 2003. We anticipate that all lease cancellations and commitments accrued as restructuring costs under the January 2003 plan will be paid by December 2007.

In July 2003, we announced further plans to reduce our overall employee population to 200 employees. We anticipate that substantially all payments to terminated employees accrued as restructuring costs under the July 2003 plan will be paid during the third and fourth quarters of 2003. As of June 30, 2003, as a result of restructurings in 2001, 2002 and the first and second quarter of 2003, we have an accrued liability recorded of $6.5 million for estimated future costs related to past restructurings. Changes in the actual or estimated charges, such as the actual amount of future lease cancellation costs or termination payments to employees, will have an impact on the Company's future results of operations. For example, if these costs are higher than estimated, we will incur further restructuring expenses which will decrease our results of operations and may decrease our cash position. We may also incur additional future restructuring charges in 2003 related to our previously announced plans or other activities.

For more information regarding our restructuring, see Note 5 to our Condensed Consolidated Financial Statements contained in this Form 10-Q.

Amortization of Intangible Assets

Amortization of intangible assets was $0.3 million for the six months ended June 30, 2003 compared to $6.1 million for the six months ended June 30, 2002. The decrease is due to the impairment of intangible assets recorded during the year ended December 31, 2002. We expect the amortization charges to remain approximately the same through 2005 absent any further intangible impairments or acquisitions of intangibles.

Interest Income and Other, Net

Interest income and other, net, decreased to $2.1 million for the six months ended June 30, 2003 compared to $3.5 million for the six months ended June 30, 2002. The decrease was primarily attributable to a lower average cash and investment balance in 2003 compared to 2002, along with the general decline in average interest rates.

RISK FACTORS

If we are not able to raise additional capital, our revenues do not meet our expectations, or we encounter unanticipated expenses, our cash position may not be sufficient to sustain our business operations through 2003 and will not be sufficient to sustain our business into 2004.

As of June 30, 2003, we had approximately $43.0 million in cash and cash equivalents, restricted cash and investments. Of this amount, $14.0 million represented unrestricted cash and short-term investments that we can use to fund operations. Subsequently, in July 2003, we received $10.0 million from Baystar and repaid our $25.0 million bank loan from Silicon Valley Bank. Because our business operations currently use more cash than is generated, the cash used each quarter substantially reduces the cash available to fund our continuing operations and future capital requirements. During the three months ended June 30, 2003, we used approximately $8.2 million and $23.3 million of our total restricted and unrestricted cash reserves, respectively. Although approximately $6.0 million in unrestricted cash and $3.4 million in restricted cash used in those three months related to one-time payments resulting from restructuring of our real estate obligations, and we expect that our cash outflows will decrease as a result of our reductions in force and our continuing expense reduction efforts, we continue to have significant negative cash flows from operations. If our revenues (particularly our license revenues pertaining to our new Commerce One Conductor platform product) do not meet our expectations, we will be required to significantly reduce our operating expenses or obtain additional financing in order to have sufficient cash to sustain our business through 2003. Further, we cannot assure you that we will have available cash resources to continue our operations beyond the end of 2003. Even with the additional financing from Baystar, we will need to significantly increase our revenues and/or raise additional financing to meet our liquidity and capital needs in 2004 and beyond.

In addition, the current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding. In addition, the rights of our new Series B Preferred stock holder, Baystar, may discourage other potential investors and diminish our ability to obtain additional financing. If our revenues do not meet our expectations, we are unable to obtain additional financing, or we encounter expenses or cash outlays that are larger than expected, our remaining cash reserves may not be sufficient to sustain our business operations through the 2003 calendar year and will not be sufficient to sustain our operations into 2004. If we do not have sufficient cash to fund our current operations, we may need to explore other alternatives such as further restructuring the business, reducing or discontinuing operations, or filing for bankruptcy protection.

We have a limited operating history and a history of losses.

We incurred net losses of $589.8 million, $2,584.1 million, and $3,44.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. We also incurred a loss of $6.1 million and $35.4 million for the three and six months ended June 30, 2003, respectively. As of June 30, 2003, we had an accumulated deficit of $3,656.8 million. We will need to generate significant additional revenues to avoid losses in the future. If we do not decrease our losses in the future, our business may suffer in a number of ways, including increased difficulties in obtaining additional capital, selling our products and services (since nearly all customers require future support) and funding our continued operations.

Our continued viability largely depends upon the success of our new Commerce One Conductor platform.

As our business model has moved toward enterprise software solutions (i.e., sales to companies for their own internal use) and away from our historical focus on electronic marketplaces, we have developed a new composite application platform, called Commerce One Conductor. The Commerce One Conductor platform was released for general availability in March of 2003. The Commerce One Conductor platform and related solutions are the primary focus of Commerce One's development and sales efforts, and our continued viability as a company depends upon our ability to release and deliver the products in a timely fashion and to establish a market for this relatively new category of products which may be perceived to depart from Commerce One's historical focus. Given the ongoing downturn in enterprise technology spending, the complexity and youth of our new technology, and the intense competition among enterprise software providers, our ability to generate a significant and sustainable market demand for our new solutions is uncertain. We also face concern from existing and potential customers as to our ongoing viability and our ability to provide long-term product support, which further inhibits our ability to sell our products. During 2003, revenues from sales of the Commerce One Conductor platform thus far have represented a relatively small percentage of our license revenues, and we have continued to experience long sales cycles. If we do not sell a significant number of our new Commerce One Conductor platform in the future, our revenues, and hence our business, will be significantly harmed.

In addition, we depend on strategic relationships with certain technology providers for important functionality in our Commerce One Conductor platform. Some of these technology providers are relatively new and have limited operating histories.  While our agreements with these providers contain various provisions protecting Commerce One's interests, there can be no guarantee that this technology will remain available to us on reasonable terms, if at all, in the long term.  If we cannot maintain these relationships on reasonable terms, it may be difficult or costly to replace such technology, and our revenues and hence our business may be harmed.

The current downturn in general economic conditions and current global unrest may decrease our revenues.

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

Delays in the development and delivery of Commerce One products and solutions may result in delayed or lost sales, customer dissatisfaction and, as a result, loss of revenues. We cannot be certain of our ability to deliver our products and solutions in a timely manner or to continue shipping them. Delays may result from a number of factors, including extended product-development cycles and product defects. In addition, products as complex as ours often contain unknown and undetected errors or performance problems. These defects are frequently found during the period immediately following the introduction and initial shipment of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before shipment to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation. For example, we recently released our new Commerce One Conductor platform for general availability in March 2003, and we expect to deliver the next version of that platform in September 2003. In addition, a significant part of our strategy depends on our ability to develop new solutions (called "process accelerators") for use with the Commerce One Conductor platform. If we are unable, for technological or other reasons, to deliver the next version of the Commerce One Conductor platform or our planned process accelerators, or if these new products do not achieve customer acceptance or are subject to errors or performance problems, our business would be seriously harmed.

Our revenues are volatile and difficult to predict.

Our revenues and operating results are difficult to forecast and may fluctuate substantially from quarter to quarter due to a number of factors, including the following:

-- we expect that most of our license revenues will be derived from the sale of new and unproven products and as a result, the demand for and the price that customers are willing to pay for such products and related services are difficult to predict;

-- our sales cycle is relatively long, sometimes six months or longer, and may result from delays associated with our customers' budgeting and approval process that are difficult to predict;

-- customers may unexpectedly postpone or cancel purchases of our products and services;

-- a significant portion of our revenues has in the past been derived from a small number of license sales that typically are completed during the last few weeks of the quarter;

-- the size of licensing transactions can vary significantly; and

-- we have a limited operating history from which to predict our revenues and operating expenses.

If our revenues fall below our expectations, our business operating results and financial condition are likely to be harmed significantly.

Our restructuring initiatives and divestitures may not achieve our desired results and could result in business distractions or negative market perception that could harm our business.

We implemented restructuring plans throughout 2002 and early 2003, and have announced further restructuring plans for the third and fourth quarters of 2003. The primary objectives of our restructuring plans have been to reduce our operating expenses and to focus on new products. We also implemented certain strategic initiatives designed to strengthen our operations. These plans include without limitation, reductions in our workforce and facilities, improved alignment of our organization around our core business objectives and realignment of our sales force, professional services and general and administrative functions. Workforce reductions temporarily impact our remaining employees, including those directly responsible for sales or services, which may affect their productivity and hence, our future revenues. In addition, the failure to retain and effectively manage remaining employees could increase our costs and hurt our development and sales efforts.

In addition, recently we have divested certain services operations, including CommerceOne.net, our hosted services offering, and we may engage in similar divestitures in the future. While we believe that such divestitures benefit us by reducing overall costs and allowing us to focus on our core business objectives, such divestitures reduce overall revenue in the short term. For example, during 2002, we recognized a total of $11.8 million from services provided by CommerceOne.net. As a result of the divestiture of this division, we will no longer receive additional revenues from these operations. Additionally, divestitures could cause disruption for our remaining and transitioning employees, reducing overall productivity.

In addition, workforce reductions, strategy changes and divestitures can affect our ability to close revenue transactions with our customers and prospects. For example, as we have shifted our focus to our new Commerce One Conductor platform, we face concerns from current and potential customers of our Supplier Relationship Management solutions about our ongoing support and maintenance of those products, which can hinder sales opportunities for such products. Failure to achieve the desired results of our restructuring initiatives and divestitures could harm our business, operating results and financial condition.

Our significant reductions in our professional services group may hinder our ability to sell our products and may cause us to depend more heavily upon creating relationships with third-party systems integrators to support our new solutions.

Our success depends upon the acceptance and successful implementation and integration by our customers of our products. We have implemented reductions in our workforce in 2001, 2002 and the first half of 2003 which included significant reductions in our professional services headcount. While we believe that these actions were necessary in order to reduce operating expenses and to realign our organization to focus on our core products, these reductions may be perceived negatively by potential customers who require integration services in connection with the purchase of a product license and may therefore hinder our ability to sell our products. As a result of these downsizings, and/or due to existing relationships between our customers and third party systems integrators, our current and potential customers often rely on third-party systems integrators such as Accenture, EDS, Computer Sciences Corporation, PricewaterhouseCoopers LLP and others to develop, deploy and manage their composite management platforms and solutions. We, and our customers, will need to continue to rely on these systems integrators, particularly in light of the recent downsizings of our Global Services division, which competes with these systems integrators to some extent.  Thus far, systems integrators are largely unfamiliar with our Commerce One Conductor platform, as it is a new product that was released in March 2003.  If we are unable to generate support of our new solutions, particularly our Commerce One Conductor platform, from large systems integrators or if any of our customers or suppliers are not able to successfully integrate our solutions, our business, operating results and financial condition could suffer.

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

Our services revenue and operating results will suffer if we are not able to maintain our prices and utilization rates for our professional services, as well as our pricing for our support and maintenance services.

The rates we are able to charge for our professional services and the utilization, or chargeability, of our professional services organization are a large component of our overall gross margin, and therefore our operating results. Accordingly, if we are not able to maintain the rates we charge for our professional services or an appropriate utilization rate for our professionals, we will not be able to sustain our gross margin and our operating results will suffer. In particular, due to the introduction of our new Commerce One Conductor platform, we have entered into arrangements with a limited number of "early adopter" customers (customers who have agreed to use the beta form of the product) where certain of our services are offered without charge or at significantly reduced fees, reducing our overall gross margins. If we are unable to replace such limited offerings with substantial services projects at our normal rates, then our services revenues, utilization rates and gross margins from services will suffer. The rates we are able to charge for our professional services are affected by a number of factors, including our customers' perceptions of our ability to add value through our professional services, competition, the introduction of new services or products by us or our competitors, the pricing policies of our competitors and general economic conditions. Our utilization rates are also affected by a number of factors, including seasonal trends, primarily as a result of our hiring cycle and holiday and summer vacations, our ability to transition employees from completed projects to new engagements, our ability to forecast demand for our professional services and thereby maintain an appropriate headcount, and our ability to manage attrition. If we are unable to maintain our prices and utilization rates for our professional services, our margins and our operating results will be harmed.

In addition, maintenance and support services represent a significant component of our services revenues. As we have shifted our focus from our prior supplier relationship management and marketsite-focused products, certain of our maintenance and support customers have reduced, cancelled or otherwise renegotiated terms for the provision of our support and maintenance services for such products. As a result, some of these customers have reduced these services, which has reduced our overall support and maintenance revenues, and/or migrated to shorter-term payments, which affects the stability of those revenues. If we are unable to replace this revenue with support and maintenance revenue from our Commerce One Conductor platform product on our standard maintenance payment terms, our services revenue and operating results may suffer.

Our real estate settlements could be jeopardized if we seek bankruptcy protection, or if we are forced into an involuntary bankruptcy proceeding by creditors.

As discussed in the section entitled "Renegotiation and Settlement of Certain Real Estate Obligations," we have entered into a number of real estate settlement agreements pursuant to which we paid cash and stock to reduce our long-term lease obligations. All of those agreements contain provisions that invalidate the settlements in the event we seek bankruptcy protection and/or are involuntarily forced into a bankruptcy proceeding within a period of time after the agreements were signed (generally 90 days, with the latest period ending in early October of 2003). In those situations, our pre-settlement lease obligations would remain in effect and Commerce One would be entitled to recover the consideration it paid for the settlement(s) at issue. If some or all of our real estate settlements were to become ineffective by virtue of a bankruptcy proceeding, our ability to emerge from bankruptcy and continue as a viable enterprise could be severely damaged.

Our strategy of outsourcing development and maintenance of certain products to an offshore partner may not achieve the desired cost reductions or other expected results and could harm our business.

In the course of restructuring initiatives during 2002 and in early 2003, we reduced our engineering headcount significantly. In early 2003, we entered into an outsourcing agreement with Satyam Computer Services Limited, a software development firm located in India, to perform product development work for certain of our software applications. Although we believe that this partnership will be beneficial to us by allowing us to continue development of certain enterprise software applications while reducing overall operating expenses, this partnership is relatively new and untested for us and may require significant time and effort in the beginning stages to ensure a productive relationship. As a result, we cannot assure you that this arrangement will produce the desired cost reductions in the short term, if at all.

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

Additionally, providing broad access to our software code and related intellectual property to an offshore entity increases the opportunity for infringement of the patent, trademark, copyright and trade secret rights in our software products.  This is particularly true as a significant portion of the development work is performed in India, where intellectual property protections differ from those in the United States and may be difficult to enforce. If our intellectual property rights are infringed, we may need to engage in costly litigation efforts to enforce such rights. As a result, our financial condition and business may be substantially harmed.

Our stock could be de-listed by the Nasdaq Stock Market's National Market, which could cause a decline in our stock price, hinder our stockholders' ability to trade their shares and undermine our ability to raise capital.

Our stock price has fallen substantially during the past twenty-four months and traded below one dollar per share for a number of consecutive days during 2002. On September 16, 2002, we implemented a one-for-ten reverse split of our issued and outstanding shares of common stock.  The reverse split was effective on September 16, 2002 and our common stock closed the following day at $2.37 per share.

Subsequent to the reverse split, our stock price has experienced volatility and at times has traded below the level at which it traded immediately following the reverse split. It is possible that our stock price will continue to decline and/or trade below one dollar per share in the future. If our stock were to trade below one dollar for thirty consecutive trading days, and did not trade at or above one dollar per share for ten consecutive trading days during the following 180 calendar days, our stock could be de-listed by the Nasdaq Stock Market's National Market. De-listing could make our stock more difficult to trade, reduce its trading volume, and further depress our stock price. De- listing also could weaken our ability to secure financing in the capital markets, which could materially impact our business operations and financial condition. In addition, if we implement another reverse split, the volatility of our stock could increase significantly because a second reverse split would severely reduce the number of our shares in the market and magnify the effect of large sales or purchases of our stock.

Our gross margins may decline.

In most cases, our license revenues have a higher gross margin percent than our services revenues. Our services revenues represented a significant percentage of total revenues in 2002, representing 73% of total revenues for the year, and represented approximately 81% of total revenue for the six months June 30, 2003. To the extent that services revenues continue to increase as a percentage of our total revenues, our overall gross margin will continue to decline. If we are not successful in increasing revenues from license fees, or we are not successful in increasing the gross margin of our services fees, our overall gross margins will suffer. For example, we expect that most of our license revenues in 2003 will be derived from the sale of our new Commerce One Conductor platform, which was released for general availability in March of 2003 and remains largely untested in the market. If we are not able to generate significant license fees from our new solutions, our gross margins will suffer. Our expenses related to the cost of licenses sold are relatively fixed in the near term, and if our license revenues continue to decline any further, such a decline would have a disproportionately adverse impact on our gross margins reported in the near term.

Our industry is highly competitive and has low barriers to entry, and we cannot assure you that we will be able to compete effectively.

Because the market for composite process management and web services solutions is extremely competitive, we may suffer a loss of business and a reduction in the prices we can charge for our products and services.  We have experienced competitive price pressure over the last year and the average license fee for our products has decreased substantially over time due to the economic downturn and the shift of our focus to the highly competitive market of enterprise software applications.  We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. There are relatively low barriers to entry in the composite process management market, and competition from other established and emerging companies may develop in the future. In addition, our customers and partners may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could harm our business, operating results or financial condition. Our competitors include webMethods, Inc., BEA, See Beyond, and other enterprise application integration (EAI) vendors, as well as other companies with web services offerings such as IBM, Microsoft, SAP AG, and Oracle Corporation, among others. Our Global Services division competes against many consulting companies, including many of our integration partners. Certain of these competitors jointly offer composite process management and web services solutions to potential customers. These joint efforts could intensify the competitive pressure in our market. Many of our competitors, and new potential competitors may have a longer operating history, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than we have. In addition, competitors may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services.

Our executive officers and certain key personnel are critical to our business and these officers and key personnel may not remain with us in the future.

Our future success depends upon the continued service of our executive officers and other key personnel, and none of these individuals are bound by an employment agreement for any specific term. In addition, our ability to retain key personnel could be impacted by our various cost-cutting measures and continued workforce reductions. Any of these officers or employees may leave our organization in the future. In particular, the services of Mark Hoffman, our Chairman of the Board, Chief Executive Officer and President would be difficult to replace. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition may be seriously harmed.

We face credit risks because of the concentration and nature of some of our customers.

Some of our customers are small emerging growth companies with limited credit operating histories that are operating at a loss and have limited access to capital. With the significant downturn in the economy and uncertainty relating to the prospects for near-term economic growth, some of these customers represent a credit risk. In addition, a small number of our customers historically have accounted for a significant amount of our accounts receivable. At June 30, 2003, two customers accounted for 14% and 22%, respectively, of our net accounts receivable balance. We have brought a collections lawsuit against one of these customers, Covisint, seeking payment of approximately $2.8 million. If our customers experience financial difficulties, we may have difficulty collecting on our accounts receivable and our cash position would suffer.

We expect little or no future revenues from our relationship with SAP. If we do not significantly increase our revenue from new and other existing customers, our operating results will be significantly harmed in the future.

In 2000, we entered into a strategic alliance agreement with SAP to jointly develop, market and sell e-commerce software products. A substantial portion of our license revenues in 2000, 2001 and 2002 were derived from this relationship, but such revenues have decreased significantly as our relationship has changed over time. In 2002, $19.7 million of our $28.6 million in license revenues and $6.5 million of our $76.9 million in service revenues came from SAP. In addition, SAP played an important role in selling our products to SAP's relatively large installed customer base. As a result of changes in our relationship with SAP, and changes in the marketplace, we do not expect to generate significant revenues, if any, from SAP in 2003 or thereafter. We derived $1.1 million in total revenues from SAP in the quarter ended June 30, 2003 compared to $8.0 million in total revenues from SAP in the quarter ended June 30, 2002. The Strategic Alliance Agreement will expire at the end of September 2003 and, although certain rights of the parties (including without limitation certain distribution and royalty sharing rights) continue past expiration, we do not expect that we will receive any other benefits from our relationship with SAP in the future. If we do not increase our revenue from new and other existing customers, our operating results will be significantly harmed in the remainder of 2003 and the future.

Sales of a substantial number of shares of our common stock by certain of our stockholders could cause the market price of our common stock to decline and make it more difficult for us to raise financing.

A substantial percentage of our outstanding common stock is held by stockholders that are currently subject to contractual provisions that restrict their ability to sell all or a portion of their shares of our common stock. These stockholders are SAP AG, which beneficially owns approximately 20% of our outstanding common stock, and Ford Motor Company and General Motors Corporation, which each own approximately 4.9% of our outstanding common stock. Most of the contractual restrictions on these stockholders' ability to sell their shares will terminate in mid to late 2003 and mid 2004. In addition, these stockholders possess certain registration rights that will, in certain circumstances, require us to register these stockholders' resale of their shares. Beginning in June 2003, SAP has the right to demand that we register the resale of substantially all of its shares of our common stock (subject to certain transfer restrictions and other restrictions contained in our agreements with SAP).

In July 2003, we issued 100,000 shares of Series B Preferred Stock to Baystar that are initially convertible into approximately 4,297,748 shares of our common stock. The number of shares of common stock issuable upon conversion of the Series B Preferred Stock may increase over time pursuant to the dividend and other features discussed above. We also issued to Baystar warrants to purchase an additional 2,209,945 shares of our common stock. While the common stock underlying these securities may not be offered or resold by Baystar without registration with the SEC or an exemption from registration, we have agreed to file a registration statement with the SEC to register the resale of the common stock issuable upon conversion of these securities. Once this registration statement is on file and declared effective by the SEC, Baystar may decide to convert some or all of the Series B Preferred into common stock, and such common stock would be freely tradable in the public market. In addition, SAP has exercised its right to have 5,254,431 shares of our common stock included in this registration statement, which SAP could sell subject to the contractual limitations described above.

As a result, these stockholders may be able to sell a significant number of shares of our common stock on the open market in a short period of time. These sales, or the perception that these sales may occur, could cause the market price of our common stock to decline and could make it more difficult for us to raise equity financing in the future.

If we breach certain commitments we have made to Baystar in connection with their purchase of Series B Preferred Stock, or upon a change of control, we may be required to redeem the Series B Preferred Stock they have purchased which we may not have the cash or liquidity to do.

If we do not timely convert shares of Series B Preferred Stock into common stock when requested, timely file and maintain the effectiveness of a registration statement covering the resale of the common stock underlying the Series B Preferred Stock, maintain the listing of our common stock on the Nasdaq National Market or the Nasdaq SmallCap Market or if we consummate a change of control (including a merger, acquisition or sale of all or substantially all of our assets), then Baystar may be able to require us to redeem all of the Series B Preferred Stock at a redemption price equal to the greater of 120% of the original purchase price plus any accrued and unpaid dividends or the value of the Series B Preferred Stock on an as converted to common stock basis based on the closing bid price of our common stock on the day prior to the default or change of control. Many of the events that could require us to redeem the Series B Preferred Stock are not entirely within our control. If we do not have the cash to redeem the Series B Preferred Stock and are required to do so, we will have to raise additional capital that may not be available upon terms acceptable to us, or at all. If we cannot raise sufficient cash to redeem the Series B Preferred Stock in such case, then we may default in our obligations to Baystar.

If we ever liquidate the company, outstanding shares of Series B Preferred Stock will receive a liquidation preference over our common stock.

If we ever liquidate the company, the outstanding shares of Series B Preferred Stock will receive a liquidation preference over our common stock. The Series B Preferred Stock liquidation preference per share is equal to the greater of the initial purchase price plus any accrued and unpaid dividends (or an aggregate of $10 million plus any accrued and unpaid dividends based on the current outstanding shares of Series B Preferred Stock) or the value of the Series B Preferred Stock on an as converted to common stock basis based on the closing bid price of our common stock on the day prior to the liquidation plus any accrued and unpaid dividends. The liquidation preference reduces the amount of proceeds available to the holders or our common stock in a liquidation of the company's assets and, if the proceeds are not sufficient to pay the entire liquidation preference, there may not be any proceeds available for the holders of common stock following such liquidation.

We may not be able to retain and hire qualified personnel.

Our future performance depends on the continued service and our ability to hire our management, engineering, sales and marketing personnel. Our ability to retain key employees may be harder, given recent adverse changes in our business and the decline in the market price of our common stock. In addition, our ability to retain key personnel could be impacted by our various cost-cutting measures and continued workforce reductions. New hires may also require extensive training before they achieve desired levels of productivity. If we fail to retain our key employees or to attract other highly qualified personnel, our business will suffer.

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

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. In 1999 and 2000, we experienced significant growth in our workforce and expenditures, followed by a significant decline in 2001, 2002 and the first six months of 2003. These changes place a strain on our managerial resources and make planning more difficult. While we manage these rapid changes, we must also compete effectively and manage our operations by maintaining and enhancing our financial and accounting systems and controls, integrating new and existing personnel and managing operations with fewer personnel. If we cannot effectively manage and plan in this rapidly changing environment, our operations may suffer.

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

A significant portion of our sales are made to customers in foreign countries. International business involves inherent difficulties and costs that may affect us or adversely affect our business or results of operations, including:

-- longer payment cycles and greater difficulty in accounts receivable collection;

-- difficulties in staffing and managing foreign offices as a result of, among other things, distance, language, costs and cultural differences;

-- the impact of recessions in economies outside the United States;

-- the impact of different employment laws in other countries, including without limitation laws providing for significant severance payments and benefits under certain circumstances;

-- the global impact of armed or political conflicts;

-- political instability;

-- price controls or other restrictions on foreign currency;

-- potentially harmful tax consequences, including withholding tax issues;

-- fluctuating exchange and tariff rates;

-- difficulty in protecting intellectual property;

-- difficulties in obtaining export and import licenses;

-- delays, difficulties and expenses associated with discontinuing operations in certain countries;

-- foreign antitrust regulation; and

-- inadequate technical and other infrastructure.

We also have only limited experience in marketing, selling, implementing and supporting our products and services outside the United States. These difficulties may adversely affect our business.

Product liability claims or other claims regarding the performance of our products or the nature of our services may be harmful to our reputation and business.

We may be subject to product liability claims or other claims regarding the performance of our products, even though our license agreements typically seek to limit our exposure to such claims, because the contract provisions of our license agreements may not be sufficient to preclude all potential claims. Similarly, we design, develop, implement and manage e-commerce solutions that are often crucial to the operation of our customers' businesses. Customers who are not satisfied with these services could bring claims against us for substantial damages. Additionally, our general liability insurance may be inadequate to protect us from all liabilities that we may face. The successful assertion of one or more large claims that are uninsured, exceed insurance coverage or result in changes to insurance policies, including premium increases, could have a material adverse effect on our business, financial condition or results of operations. We could be required to spend significant time and money litigating these claims, or where necessary, to pay significant damages. Such claims could also result in lost revenues, adverse publicity and negative customer reaction. As a result, any claim, whether successful or not, could harm our reputation, operating results, financial condition and ultimately our business.

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

Some of our solutions depend upon the secure transmission of confidential information over public networks. Failure to prevent security breaches relating to the use of our products, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may not be sufficient to prevent a compromise or breach of the algorithms we use to protect content and transactions on electronic marketplaces or proprietary information in our databases. In addition to our own security systems, we rely on encryption and authentication technology licenses from third parties. Unauthorized access, computer viruses, or the accidental or intentional acts of Internet users, current and former employees or others could jeopardize the security of confidential information and create delays or interruptions in our services or operations. We have in the past been impacted by global computer viruses, and have incurred costs to resolve such viruses. In the future, we may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. In addition, such disruptions or breaches in security could result in liability and in the loss of existing clients or the deterrence of potential clients or transactions.

We may not have adequate back-up systems, and a disaster could damage our operations.

We do not have fully redundant systems for service at an alternate site. A disaster could severely harm our business because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems at our principal facility in Pleasanton, California, which exist on or near known earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, acts of terrorism, telecommunications failures and similar events. In addition, our facilities in California could be subject to electrical blackouts if California faces another power shortage similar to that of 2001. Although we do have a backup generator, which would maintain critical operations, this generator could fail. In addition, we have significantly reduced our workforce in a short period of time which has placed different requirements on our systems and has caused us to lose personnel knowledgeable about our systems which may make it more difficult to quickly resolve potential system disruptions. Disruptions in our internal business operations could harm our business by resulting in delays, disruption of our customers' business, loss of data, and loss of customer confidence.

We may lose money in other companies we have invested in.

We have invested in numerous technology companies, many of which are still in the start-up or development stage. These investments are inherently risky because the markets for technologies or products they have under development are typically in the early stages and may never develop. We have incurred losses in the past and, in 2002, we recorded investment losses of approximately $3.9 million related to investments in these companies. As of June 30, 2003, our investment in private companies consisted of our investment in Covisint, which had a carrying value of approximately $5.0 million. If Covisint or other companies in which we may invest do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to liquidate these investments. In addition, even if we are able to sell these investments, we cannot assure you that we will recoup our investment or that we will not be required to sell these investments at a loss. Due to the economic and market downturn, particularly in the United States, and difficulties that may be faced by some of these companies, our investment portfolio could be further impaired.

Provisions of our charter documents and Delaware law could make it more difficult for a third party to acquire us.

Our certificate of incorporation and bylaws contain provisions, which could make it harder for a third party to acquire us without the consent of our Board of Directors. Among other things, our Board of Directors has adopted a shareholder rights plan, or "poison pill," which would significantly dilute the ownership of a hostile acquirer. In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the Board of Directors. We also have entered into agreements with some of our strategic investors that, to an extent, limit their ability to attempt to acquire us without board approval. In addition, certain features of our Series B Preferred Stock that could require an acquiror to give the holders of Series B Preferred Stock similar rights in the acquiror may make us less attractive to potential buyers. All of these provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by our stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the section entitled "Risk Factors".

INTEREST RATE RISK

As of June 30, 2003, we had total restricted and unrestricted cash, highly liquid investments and short-term investments of approximately $43.0 million. These investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at June 30, 2003 would cause the fair market value of our cash and cash equivalents to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

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

EQUITY PRICE RISK

From time to time, we have made investments in private companies, particularly private companies that are our strategic partners or customers. We have sold certain investments at a loss over the past year. As of June 30, 2003, our investment in private companies consisted of our investment in Covisint, which had a carrying value of approximately $5.0 million. If Covisint or other companies in which we may invest do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to liquidate these investments. In addition, even if we are able to sell these investments, we cannot assure you that we will recoup our investment or that we will not be required to sell these investments at a loss.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us and our subsidiaries required to be included in our periodic SEC filings.

(b) Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

Securities Litigation

On June 19, 2001, a class-action securities claim, captioned Cameron v. Commerce One, Inc., et al., was filed against Commerce One, several company officers and directors (the "Individual Defendants"), and the three lead underwriters in the Commerce One initial public offering ("IPO") in the United States District Court for the Southern District of New York. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 200 other companies. The lawsuits against Commerce One and other companies have been coordinated for pretrial purposes with these other related lawsuits and have been assigned the collective caption In re Initial Public Offering Securities Litigation.

On April 19, 2002, plaintiffs' lawyers for the coordinated lawsuits filed an amended complaint consisting of a set of "Master Allegations" and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants. The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) as a result of alleged conduct of the underwriters of the IPO to engage in a scheme to under price the IPO and then artificially inflate our stock price in the aftermarket. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001. On July 15, 2002, the issuer defendants and individual defendants filed an omnibus motion to dismiss addressing issues generally applicable to the defendants as a group.  On October 9, 2002, the district court entered an order dismissing all of the living individual Commerce One officers and directors from the case without prejudice. On February 16, 2003, the district court entered an order denying most of the defenses asserted by the defendants in the omnibus motion to dismiss and allowing most of the case to proceed. A proposal has been made for the settlement and release of claims against the issuer defendants, including Commerce One.  The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court.  If the settlement does not occur, and litigation against Commerce One continues, we believe we have meritorious defenses and intend to defend the case vigorously.

In February 2003, Commerce One, along with its Chief Executive Officer and former Chief Financial Officer, were named as defendants in a similar class- action matter in Florida, Liu v. Credit Suisse First Boston et al., United States District Court, Southern District of Florida. In that case, the plaintiff alleges that various investment banks, issuer companies, and individuals violated securities laws by engaging in a scheme to under-price initial public offerings and then artificially inflate prices of those stocks in the aftermarket. The Commerce One defendants have been dismissed from the case. By court order dated July 16, 2003, the court declined to grant the plaintiff's motion to vacate its order of dismissal, finding that plaintiff lacked good cause for failing to effect service on the dismissed defendants, including Commerce One.

Real Estate Litigation

On November 13, 2002, we were named as a defendant in an action for breach of lease, entitled Marriott Plaza Associates L.P. v. Commerce One, Inc., Superior Court of California, County of Santa Clara. The action alleges that we breached our commercial real estate lease for office space in Santa Clara, California. The Complaint does not quantify the damages it seeks, but instead seeks all unpaid rent owing at the time of trial. If the trial occurs during 2003, we expect the claim for back rent to range between $3.0 and $4.1 million, depending on the date of the trial. In June 2003, we reached a conditional settlement agreement with the plaintiff landlord. Under that agreement, the Company paid cash and granted restricted stock to the landlord in exchange for the landlord's agreement to dismiss the lawsuit and restructure and reduce the lease agreement. The agreements provide that the restructuring and dismissal will be made fully effective in late September 2003 provided that Commerce One is not subject to a bankruptcy proceeding prior to that time.

Other Litigation

In June 2003, we initiated an arbitration proceeding in Michigan against Covisint, LLC ("Covisint"). The arbitration demand seeks to compel Covisint's payment to the Company of approximately $2.8 million in accounts receivable as of the time of filing of the demand. We expect that figure to increase over time and, depending on the timing of the arbitration in 2003, we expect the total payment claims to range between $2.8 million and $5 million. Subsequent to our filing the arbitration demand, Covisint filed an action in a Michigan state court seeking a judgment that the dispute between the parties is not subject to arbitration and also asserting unspecified damages for an alleged breach of contract by Commerce One. In late July, the court ruled that the dispute over Covisint's payments to Commerce One is subject to mandatory arbitration and also ruled that Covisint may still pursue its breach-of-contract action against Commerce One in Michican state court if it chooses to do so.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As discussed in more detail above in Management's Discussion and Analysis of Financial Condition and Results of Operation, we issued a total of 2,300,000 shares of restricted common stock during the second quarter of 2003 in conjunction with the renegotiation and/or settlement of our lease obligations with several landlords. For accounting purposes, we valued these securities, in the aggregate, at $6.2 million based upon the closing price of our common stock as of the trading day immediately prior to the execution of each agreement. These securities were sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

On July 10, 2003, we received a $10 million investment from BayStar Capital II, L.P. ("Baystar"). As part of that transaction, we issued 100,000 shares of our Series B Convertible Preferred Stock ("Series B Preferred"), and five-year warrants to purchase 2,209,945 shares of our common stock (the "Warrants"). The Series B Preferred is initially convertible into approximately 4,297,748 shares of our common stock at a conversion price of $2.3268 per share. The exercise price for the warrants is $2.715 per share. For accounting purposes, we valued these securities at $10 million. The securities were sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Commerce One, Inc. was held on May 28, 2003.

At the annual meeting, the following nominees were elected to hold office as Class I directors of Commerce One, Inc. until the annual meeting of stockholders in 2006 by the following vote of the stockholders:
Nominee	Votes For	Votes Withheld	Abstentions
Jack Acosta	22,866,335	64, 944	0
Irv Lichtenwald	22,778,472	152,807	0
Stewart Schuster	22,864,541	66,738	0

In addition, Ernst & Young LLP was ratified as the Company's independent auditors for the fiscal year ending December 31, 2003 by the following vote of the stockholders:

Votes For	22,890,215
Votes Against	33,945
Abstentions	7,119

There were no broker non-votes with respect to any matters voted on at the meeting.

ITEM 5. OTHER INFORMATION

Non-Audit Services

In addition to audit services, our auditors, Ernst & Young LLP, provided the following non-audit services to us: tax related consultation, tax preparation, and audit services relating to our 401(k) plan. The audit committee of our board of directors has reviewed and approved Ernst & Young LLP's engagement to provide these non-audit services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Commerce One, Inc.
3.2(2)	Certificate of Amendment, dated September 16, 2002, to Certificate of Incorporation.
3.3(3)	Amended and Restated Bylaws of Commerce One, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2	Amended and Restated Preferred Stock Rights Agreement, dated as of July 10, 2003, between Commerce One, Inc. and Equiserve Trust Company, NA.
4.3(4)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(4)	Registration Rights Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein.
10.2(4)	Securities Purchase Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein.
10.3(4)	Warrant to Purchase Common Stock, dated July 10, 2003.
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

(1)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Form 10-Q filed on August 14, 2002.
(4)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2003.

(b) Reports on Form 8-K filed during the quarter ending June 30, 2003.
Form	Filing Date	Event Reported
8-K	4/23/03	A report on Form 8-K filed by Commerce One, Inc. disclosing that the Company had issued a press release announcing results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COMMERCE ONE, INC. (Registrant)
Dated: August 14, 2003	By:	/s/ Charles D. Boynton
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 14, 2003	By:	/s/ Mark B. Hoffman
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Commerce One, Inc.
3.2(2)	Certificate of Amendment, dated September 16, 2002, to Certificate of Incorporation.
3.3(3)	Amended and Restated Bylaws of Commerce One, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2	Amended and Restated Preferred Stock Rights Agreement, dated as of July 10, 2003, between Commerce One, Inc. and Equiserve Trust Company, NA.
4.3(4)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(4)	Registration Rights Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein.
10.2(4)	Securities Purchase Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein.
10.3(4)	Warrant to Purchase Common Stock, dated July 10, 2003.
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

(1)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Form 10-Q filed on August 14, 2002.
(4)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2003.