Form 10-Q
period 2003-09-30
COMMERCE ONE INC / DE/
filed 2003-11-14
CIK 1131806

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

(Former name, or former address, and former fiscal year, if changed since last report)

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

As of November 1, 2003, there were 31,860,570 shares of the registrant's Common Stock outstanding.

COMMERCE ONE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002.	**

Condensed Consolidated Statements of Operations for the three and nine month period ended September 30, 2003 and 2002.	**

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002.	**

Notes to Condensed Consolidated Financial Statements.	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risks.	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	**

Item 4. Controls and Procedures.	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	**

Item 2: Changes in Securities and Use of Proceeds.	**

Item 3: Defaults Upon Senior Securities.	**

Item 4: Submission of Matters to a Vote of Security Holders.	**

Item 5: Other Information.	**

Item 6. Exhibits and Reports on Form 8-K.	**

Signatures	**

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Commerce One, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

                                                                      September 30,  December 31,
                                                                          2003          2002
                                                                      ------------  ------------
                                                                       (unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents........................................ $     11,923  $     73,753
   Short term investments...........................................           --         3,510
   Accounts receivable, net.........................................        2,566         7,373
   Prepaid expenses and other current assets........................        7,735         4,923
                                                                      ------------  ------------
Total current assets................................................       22,224        89,559
Restricted cash, cash equivalents, and short-term investments.......        3,187        35,630
Property and equipment, net.........................................        3,778         9,761
Other intangible assets, net........................................        8,361        18,449
Investments and other assets........................................        7,278         6,023
                                                                      ------------  ------------
Total assets........................................................ $     44,828  $    159,422
                                                                      ============  ============

        LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                      AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................. $      3,228  $      3,104
   Accrued compensation and related expenses........................        1,998         8,338
   Deferred revenue.................................................       13,686        23,546
   Other current liabilities........................................       11,619        29,997
                                                                      ------------  ------------
Total current liabilities...........................................       30,531        64,985
Notes payable.......................................................           --        25,000
Non-current accrued restructuring charges and other non-current liab        1,995        21,947
Commitments and contingencies

Redeemable convertible preferred stock, net.........................        9,700            --

Stockholders' equity:
   Common Stock, par value $0.001, 95,000,000 shares authorized;
     31,780,289 and 29,276,716 issued and outstanding at September 3
     2003 and December 31, 2002, respectively.......................    3,685,283     3,674,645
   Deferred stock compensation......................................           --        (4,385)
   Note receivable from stockholder.................................         (129)         (129)
   Accumulated other comprehensive loss.............................       (1,325)       (1,203)
   Accumulated deficit..............................................   (3,681,227)   (3,621,438)
                                                                      ------------  ------------
Total stockholders' equity..........................................        2,602        47,490
                                                                      ------------  ------------
Total liabilities, redeemable convertible preferred
  stock and stockholders' equity.................................... $     44,828  $    159,422
                                                                      ============  ============

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

                                                        Three Months Ended       Nine Months Ended
                                                            September 30,          September 30,
                                                      ----------------------  ----------------------
                                                         2003        2002        2003        2002
                                                      ----------  ----------  ----------  ----------
                                                                 (as restated)           (as restated)
Revenues:
  License fees...................................... $      906  $    8,498  $    4,896  $   24,079
  Services..........................................      4,816      17,925      22,236      61,936
                                                      ----------  ----------  ----------  ----------
Total revenues(1)...................................      5,722      26,423      27,132      86,015
                                                      ----------  ----------  ----------  ----------

Costs and expenses:
  Cost of license fees(2)...........................      8,873       2,251       9,749     156,872
  Cost of services..................................      3,561      15,086      18,252      56,563
  Sales and marketing...............................      4,012      19,172      17,246      68,254
  Product development...............................      5,682      18,038      23,653      62,349
  General and administrative........................      1,799       4,575       7,583      22,673
  Stock compensation................................      1,563       1,035       3,394       7,211
  Restructuring costs...............................      1,019          --       5,608      15,865
  Amortization of intangible assets.................        156       2,851         455       8,989
                                                      ----------  ----------  ----------  ----------
Total costs and expenses............................     26,665      63,008      85,940     398,776
                                                      ----------  ----------  ----------  ----------
Loss from operations................................    (20,943)    (36,585)    (58,808)   (312,761)
Interest income and other, net......................      1,467         543       3,537       4,085
                                                      ----------  ----------  ----------  ----------
Net loss before income taxes........................    (19,476)    (36,042)    (55,271)   (308,676)
Provision (benefit) for income taxes................         36         299        (364)      1,678
                                                      ----------  ----------  ----------  ----------
Net loss............................................    (19,512)    (36,341)    (54,907)   (310,354)

Deemed dividend due to beneficial conversion feature
  of preferred stock................................      4,882          --       4,882          --
                                                      ----------  ----------  ----------  ----------
Net loss attributable to common stockholders........ $  (24,394) $  (36,341) $  (59,789) $ (310,354)
                                                      ==========  ==========  ==========  ==========

Basic and diluted net loss per share attributable
  to common stockholders............................ $    (0.77) $    (1.25) $    (1.97) $   (10.72)
                                                      ==========  ==========  ==========  ==========
Shares used in calculation of basic and
 diluted net loss per share.........................     31,730      29,130      30,355      28,947
                                                      ==========  ==========  ==========  ==========
________________
(1) Revenues from SAP, Covisint and NTT (Note 7).... $    1,028  $    9,464  $    3,908  $   29,527
                                                      ==========  ==========  ==========  ==========
(2) Includes charges for the impairment and
    amortization of the technology agreement with
    Covisint ("Technology Agreement") (Note 6)...... $    8,946  $    1,566  $    9,943  $  154,679
                                                      ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                     ------------------------
                                                                        2003         2002
                                                                     -----------  -----------
Operating activities:
Net loss........................................................... $   (59,789) $  (310,354)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization.................................       4,671       23,917
     Amortization of Technology Agreement with Covisint............       1,494        8,864
     Amortization of deferred stock compensation...................       3,396        7,211
     Amortization of intangible assets.............................         455        8,989
     Accretion of beneficial conversion feature....................       4,682           --
     Dividend for preferred stock - payment in kind................         200           --
     Impairment of Technology Agreement............................       8,448      145,815
     Non-cash loss on asset disposals..............................         492           --
     Loss on investments...........................................          (3)        (356)
     Other.........................................................          --          977
     Change in operating assets and liabilities:
        Restricted investments.....................................          75      (35,205)
        Accounts receivable, net...................................       3,834       27,678
        Prepaid expenses and other current assets..................      (2,706)       3,710
        Accounts payable...........................................         124      (11,905)
        Accrued compensation and related expenses..................      (6,340)      (7,176)
        Other liabilities..........................................     (33,489)     (20,773)
        Deferred revenue...........................................      (8,738)     (27,032)
        Long term liabilities......................................         109           --
                                                                     -----------  -----------
Net cash used in operating activities..............................     (83,085)    (185,640)
                                                                     -----------  -----------
Investing activities:
     Purchases of property and equipment, net......................        (392)      (8,887)
     Proceeds from the sale of property and equipment..............         518        3,266
     Purchases of short term investments...........................      (1,685)     (37,046)
     Proceeds from the maturity of short term investments..........      37,698      130,550
     Proceeds (use of cash) from divestitures of operations........        (431)      10,734
     Other.........................................................         435        1,395
                                                                     -----------  -----------
Net cash provided by investing activities..........................      36,143      100,012
                                                                     -----------  -----------
Financing activities:
     Proceeds from issuance of preferred stock, net................       9,777           --
     Proceeds from issuance of common stock, net...................         454        4,539
     Payments on notes payable and capital lease obligations.......     (25,000)        (372)
     Proceeds from notes payable...................................          --          423
                                                                     -----------  -----------
Net cash (used in) provided by financing activities................     (14,769)       4,590
                                                                     -----------  -----------
Effect of foreign currency translation on cash and cash equivalents        (119)        (763)
                                                                     -----------  -----------
Net decrease in cash...............................................     (61,830)     (81,801)
Cash and cash equivalents at beginning of period...................      73,753      192,547
                                                                     -----------  -----------
Cash and cash equivalents at end of period......................... $    11,923  $   110,746
                                                                     ===========  ===========
Supplemental disclosures of cash flow information:
     Interest paid................................................. $       522  $       879
                                                                     ===========  ===========
     Gain on sale of non-core business to Computer Horizons Corpora $       550  $        --
                                                                     ===========  ===========
Disclosure of non-cash investing and financing activities:
     Property, plant and equipment acquired under
        capital leases............................................. $        --  $       801
                                                                     ===========  ===========
     Stock issued in connection with real estate settlement agreeme $     6,214  $        --
                                                                     ===========  ===========

See notes to condensed consolidated financial statements.

Commerce One, Inc.
Notes to Condensed Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

Description Of Business

Commerce One, Inc. ("Commerce One" or "the Company") is a technology company that specializes in software and services that allow companies to conduct business more efficiently through composite process management. The goal of composite process management is to make business processes and interactions more efficient and to automate business functions. Composite process management allows organizations to create new applications with new features and capabilities from their existing software applications. The resulting applications (called "composite applications") combine the different functionality of stand-alone software applications into a unified business process, allowing the customer to automate relationships both inside and outside the company. The Commerce One Conductor™ platform is designed to allow companies to collaborate more efficiently with their partners, customers and suppliers by automating their critical business processes. The platform has broad applicability in a wide variety of industries. Examples of business functions that can be automated using the Commerce One Conductor platform include procurement and supplier sourcing functions, spend analysis and payment and supply chain processes across industries such as automotive, manufacturing, health care and consumer goods.

Basis Of Presentation

At September 30, 2003, the Company had $15.1 million cash and cash equivalents and investments, of which $11.9 million was unrestricted and available to fund operations, negative working capital of $8.3 million and $3,681.2 million accumulated deficit. To date, the Company has funded its operations from revenue and equity financing. During the third quarter, the Company received $10 million from Baystar as part of the Series B Preferred Stock financing which increased its unrestricted cash balance. The Company has taken significant steps to reduce its expenses through personnel reductions and other cost reduction measures, including a recent personnel reduction in October 2003 targeted to reduce its operations to approximately 116 employees in the fourth quarter of 2003, multiple real estate settlement agreements intended to significantly reduce its rental expenses, and employee furloughs. While these efforts have significantly reduced the Company's expense levels, its operations are still drawing upon its cash reserves. Based upon the Company's present plans and expectations, it believes that its available cash, combined with expected revenues and cash inflows, will be sufficient to finance its presently anticipated operating losses and working capital expenditure requirements through 2003. However, plans and expectations are inherently uncertain, and the Company's ability to fund its operations through 2003 is dependent upon a variety of factors, including expected revenues and expenses, pending settlements with third parties as well as expected cash collections and other inflows. In addition, the Company believes that it will need at least an additional $15 million to finance its operations for the twelve months following this quarterly report. As a result, the Company will need to significantly increase its revenues and /or raise additional capital to meet its liquidity and capital needs in 2004 and beyond. The Company may seek to raise such additional capital through, among other things, potential asset sales, additional equity or debt financings, the settlement of certain outstanding accounts receivables disputes, or some combination of these. The Company's future liquidity and capital requirements will depend on numerous factors including its ability to sell and gain acceptance in the market of its new Commerce One Conductor platform product, its future revenues and expenses, growth or contraction of operations, and general economic pressures. In October 2003, the Company announced that it is evaluating various avenues for raising additional capital and other strategic alternatives, which may include the possible sale of some or all of the Company's business, and that it has retained investment bank Broadview International LLC to assist in exploring the Company's strategic alternatives.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. The results for the interim period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003 or for any future periods.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 to stock-based employee compensation (in thousands except per share data):

                                                        Three Months Ended       Nine Months Ended
                                                            September 30,          September 30,
                                                      ----------------------  ----------------------
                                                         2003        2002        2003        2002
                                                      ----------  ----------  ----------  ----------
                                                                 (as restated)           (as restated)
Net loss - as reported.............................. $  (24,394) $  (36,341) $  (59,789) $ (310,354)
Add:  Stock-based compensation cost, included
  in the determination of net income as reported....      1,563       1,035       3,394       7,211
Deduct: Total stock-based employee compensation
  expense determined under the fair value
  based method for all awards.......................       (415)     (8,946)       (738)    (34,799)
                                                      ----------  ----------  ----------  ----------
Proforma net loss................................... $  (23,246) $  (44,252) $  (57,133) $ (337,942)
                                                      ==========  ==========  ==========  ==========
Loss per share:
   Basic and diluted - as reported.................. $    (0.77) $    (1.25) $    (1.97) $   (10.72)
                                                      ==========  ==========  ==========  ==========
   Basic and diluted - pro forma.................... $    (0.73) $    (1.52) $    (1.88) $   (11.67)
                                                      ==========  ==========  ==========  ==========

The weighted-average fair value for stock options granted were calculated using the Black-Scholes option-pricing model based on the following assumptions:

                                                                     2003        2002
                                                                  ----------  ----------
Volatility......................................................         88%       119%
Weighted-average estimated life - stock options.................    3 years     3 years
Weighted-average estimated life - stock purchase plan...........   6 months    6 months
Weighted-average risk - free interest rate......................        2.3%       4.6%
Dividend yield..................................................         --          --

In September 2003, the Board of Directors approved the acceleration of vesting of certain "out-of-the-money" employee stock options related to the prior acquisitions of Exterprise, Mergent and AppNet. This accelerated vesting created a one-time $1.0 million charge in stock compensation expense during the quarter incremental to the third quarter amortization charge of $0.6 million.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FASB") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 went into effect during the second quarter of 2003. SFAS No. 150 is not expected to have a material impact on the Consolidated Financial Statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 deals with off-balance sheet assets, liabilities, and obligations and gives companies guidance for determining which assets and liabilities associated with the obligations are required to be included in the company's financial statements. FIN 46 will be effective during the fourth quarter of 2003. FIN 46 is not expected to have a material impact on the Consolidated Financial Statements.

2. RESTRICTED INVESTMENTS

As of September 30, 2003, cash, cash equivalents, and short-term investments of approximately $3.2 million were restricted by certain obligations of Commerce One related to real estate and other operating lease agreements and potential workers' compensation claims.

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

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

                                                        Three Months Ended       Nine Months Ended
                                                            September 30,          September 30,
                                                      ----------------------  ----------------------
                                                         2003        2002        2003        2002
                                                      ----------  ----------  ----------  ----------
                                                                 (as restated)           (as restated)
     Net loss....................................... $  (24,394) $  (36,341) $  (59,789) $ (310,354)
                                                      ==========  ==========  ==========  ==========

     Weighted average shares of common stock
      outstanding...................................     31,730      29,167      30,373      29,022
     Less:  Weighted average subject to
      to repurchase and forfeiture..................         --         (37)        (18)        (75)
                                                      ----------  ----------  ----------  ----------
     Weighted average shares of common stock
      outstanding used in computing basic and
      diluted net loss per share....................     31,730      29,130      30,355      28,947
                                                      ==========  ==========  ==========  ==========

     Basic and diluted net loss per share........... $    (0.77) $    (1.25) $    (1.97) $   (10.72)
                                                      ==========  ==========  ==========  ==========

4. COMPREHENSIVE INCOME (LOSS)

Financial Accounting Standards Board (SFAS) No. 130, "Reporting Comprehensive Income," established standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income." "Other Comprehensive Income" refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and nine months ended September 30, 2003 and 2002 were as follows (in thousands):

                                                        Three Months Ended       Nine Months Ended
                                                            September 30,          September 30,
                                                      ----------------------  ----------------------
                                                         2003        2002        2003        2002
                                                      ----------  ----------  ----------  ----------
                                                                 (as restated)           (as restated)
Net loss............................................ $  (24,394) $  (36,341) $  (59,789) $ (310,354)
Unrealized gain (loss) on investments...............         --           2          (2)        384
Foreign currency translation adjustment.............         34        (223)       (120)       (385)
                                                      ----------  ----------  ----------  ----------
Comprehensive loss.................................. $  (24,360) $  (36,562) $  (59,911) $ (310,355)
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

The following table summarizes the activity relating to the restructuring liability for the nine months ended September 30, 2003 for all restructurings initiated prior to January 1, 2003 (in thousands):

                                        Accrued    Amounts                          Accrued
                                        restruc-   charged                          restruc-
                                         turing       to                             turing
                                        costs at   restruc-              Amounts    costs at
                                        December    turing                paid or   September
                                          31,      costs and  Amounts     written     30,
                                          2002       other    reversed      off       2003
                                        ---------  ---------  ---------  ---------  ---------
Lease cancellations and commitments... $  34,744  $      --  $ (13,538) $ (19,721) $   1,485
Termination payments to employees
   and related costs..................     1,513        800        (68)    (2,218)        27
Write-off on disposal of assets
   and related costs..................       113         --        (94)       (10)         9
                                        ---------  ---------  ---------  ---------  ---------
Total restructuring accrual
   and other.......................... $  36,370  $     800  $ (13,700) $ (21,949)     1,521
                                        =========  =========  =========  =========
Less non-current accrued
   restructuring charges..............                                                  (703)
                                                                                    ---------
Accrued restructuring charges
   included within other current
   liabilities........................                                             $     818
                                                                                    =========

The charge to restructuring for employee-related costs was due to a change in management estimates related to employee benefits plans adopted prior to January 1, 2003. Restructuring charges reversed in the nine months ended September 30, 2003 resulted primarily from the settlement of various lease obligations as outlined below. In addition, there were minor reversals as a result of changes in management estimates relating to employee claims and the disposal price of equipment and other assets. The remaining accrued restructuring costs for Plans adopted prior to January 1, 2003 relate primarily to lease payments contractually required of Commerce One on certain facilities, net of any estimated sublease amounts, expiring at various dates through 2007.

During the second quarter, the Company reached a number of settlement and restructuring agreements related to its real estate commitments in six U.S. locations. Pursuant to these agreements, the Company paid a total of approximately $6.0 million in cash and forfeited approximately $3.4 million under letters of credit in the second quarter. In addition, the Company issued a total of 2.3 million shares of restricted common stock to the landlords. The Company also agreed to pay one landlord two additional cash payments of $375,000 each in September 2004 and September 2005, respectively. The 2004 payment is secured by a lien against the Company's accounts receivable until January 2005 (unless the Company defaults on the 2004 payment in which case the lien extends to both the 2004 and 2005 payments), and the lien is subordinate to the interests of any present or future independent and unaffiliated institutional lender.

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

In January 2003, management approved and began to implement a restructuring plan aimed at further reducing its operating expenses while continuing to align Commerce One's resources around its core product initiatives. This first quarter activity was intended to reduce the Company's headcount by approximately 430 employees. The effect of this activity has been recorded and disclosed in accordance with SFAS No. 146.

In April 2003 the Company entered into an agreement to sublease the facility it currently occupies as its main corporate office in Pleasanton, California in an effort to decrease the Company's rent expense.  The Company will move its operations in this facility to other locations in San Francisco and Santa Clara, California currently leased by the Company with significantly less square footage.  The sublease has a term from January 2004 through February 2005.  The amount of income provided for under the sublease is less than the lease payments due by the Company.

In July 2003, management implemented further restructuring plans aimed at reducing operating expenses. This plan was intended to ultimately reduce the Company's headcount to approximately 200 employees by the fourth quarter of 2003. The Company incurred approximately $1.0 million of additional restructuring charges in the third quarter related to these actions.

The following table summarizes the activity relating to the restructuring liability for the nine months ended September 30, 2003.

                                        Accrued    Amounts               Accrued
                                        restruc-   charged               restruc-
                                         turing       to                  turing
                                        costs at   restruc-   Amounts    costs at
                                        December    turing     paid or   September
                                          31,      costs and   written     30,
                                          2002       other       off       2003
                                        ---------  ---------  ---------  ---------
Lease cancellations and commitments... $      --  $   5,244  $  (1,681) $   3,563
Termination payments to employees
   and related costs..................        --     13,183    (12,608)       575
Write-off on disposal of assets
   and related costs..................        --         81        (81)        --
                                        ---------  ---------  ---------  ---------
Total restructuring accrual
   and other.......................... $      --  $  18,508  $ (14,370) $   4,138
                                        =========  =========  =========
Less non-current accrued
   restructuring charges..............                                     (1,183)
                                                                         ---------
Accrued restructuring charges
   included within other current
   liabilities........................                                  $   2,955
                                                                         =========

The remaining accrued restructuring costs relate primarily to lease cancellations and commitments as well as payments to terminated employees. The Company anticipates that all remaining lease cancellations and commitments accrued as restructuring costs will be paid by December 2007.

Subsequently, in October 2003, management continued to restructure its operations, aiming to further reduce operating expenses. This plan targeted to reduce the Company's headcount to approximately 116 employees in the fourth quarter of 2003.

6. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases its principal office facilities under non-cancelable operating leases. Future minimum payments under operating leases, net of any contracted third-party sub-lease rental income at September 30, 2003 are as follows (in thousands):

                                        Operating
                                         leases
                                        ---------
Three months ending December 31, 2003. $   2,169
Year ended December 31,
   2004...............................     5,929
   2005...............................     2,932
   2006...............................       877
   2007...............................       802
                                        ---------
Total estimated cash flows............ $  12,709
                                        =========

Approximately $5.2 million of the non-cancelable operating obligations were accrued as restructuring costs as of September 30, 2003.

During the second quarter, the Company reached a number of settlement and restructuring agreements related to its real estate commitments for six US locations. Pursuant to these agreements, the Company paid a total of approximately $6.0 million in cash and forfeited approximately $3.4 million under letters of credit in the second quarter. In addition, the Company issued a total of 2.3 million shares of restricted common stock to the landlords. The Company also agreed to pay one landlord two additional cash payments of $375,000 each in September 2004 and September 2005, respectively. The 2004 payment is secured by a lien against the Company's accounts receivable until January 2005 (unless the Company defaults on the 2004 payment, in which case the lien will extend to both the 2004 and 2005 payment obligations), and the lien is subordinate to the interests of any present or future independent and unaffiliated institutional lender. As part of these settlements, the previously pending lawsuit brought by one of the Company's landlords in Santa Clara, California (Marriott Plaza Associates L.P. v. Commerce One, Inc.) claiming a breach of the lease was dismissed in October 2003 pursuant to the terms of the settlement agreement with that landlord.

In addition to these settlements, in April 2003 the Company entered into an agreement to sublease the facility it currently occupies as its main corporate office in Pleasanton, California in an effort to decrease the Company's rent expense.  The Company will move its operations in this facility to other locations in San Francisco and Santa Clara, California currently leased by the Company with significantly less square footage.  The sublease has a term from January 2004 through February 2005, the remaining term of the lease.  The amount of income provided for under the sublease is less than the lease payments due by the Company.

As a result of these settlements and the sublease of the Company's main corporate office in Pleasanton, California, the Company recorded a net reversal of real estate related restructuring expense in the second quarter of approximately $8.5 million. The Company did not record any additional charges or reversals with respect to the real estate related restructuring expense in the third quarter of 2003.

The Company's total non-cancelable operating lease obligations as of September 30, 2003 was $12.7 million, which includes the effect of the real estate settlements for the six U.S. locations as described above, as well as the sublease of the Company's main corporate office in Pleasanton, California.

During the quarters ended March 31 and June 30, 2003, the Company recognized too much rent expense due to a clerical error. The aggregate amount of these errors was approximately $0.9 million. The Company has adjusted this error by reversing the over-expensed amount of $0.9 million in the quarter ended September 30, 2003.

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

On April 19, 2002, plaintiffs' lawyers for the coordinated lawsuits filed an amended complaint consisting of a set of "Master Allegations" and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants. The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) as a result of alleged conduct of the underwriters of the IPO to engage in a scheme to under price the IPO and then artificially inflate our stock price in the aftermarket. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001. On July 15, 2002, the issuer defendants and individual defendants filed an omnibus motion to dismiss addressing issues generally applicable to the defendants as a group.  On October 9, 2002, the district court entered an order dismissing all of the living individual Commerce One officers and directors from the case without prejudice. On February 16, 2003, the district court entered an order denying most of the defenses asserted by the defendants in the omnibus motion to dismiss and allowing most of the case to proceed. A proposal has been made for the settlement and release of claims against the issuer defendants, including Commerce One. The proposed settlement remains subject to a number of conditions, including approval of the proposed settling parties and the court. Commerce One's board of directors has approved the proposal. If the settlement does not occur, and litigation against Commerce One continues, Commerce One believes it has meritorious defenses and intends to defend the case vigorously.

In February 2003, Commerce One, along with its Chief Executive Officer and former Chief Financial Officer, were named as defendants in a similar class- action matter in Florida, Liu v. Credit Suisse First Boston et al., United States District Court, Southern District of Florida. In that case, the plaintiff alleges that various investment banks, issuer companies, and individuals violated securities laws by engaging in a scheme to under-price initial public offerings and then artificially inflate prices of those stocks in the aftermarket. The Commerce One defendants have been dismissed from the case. By court order dated July 16, 2003, the court declined to grant the plaintiff's motion to vacate its order of dismissal, finding that plaintiff lacked good cause for failing to effect service on the dismissed defendants, including the Company. This case also has been coordinated with the other similar class- action securities cases pending in New York, including the Cameron matter described above, and it remains unclear whether the proposed settlement of those other cases will apply to the claims in the Liu matter.

Other Litigation

In June 2003, the Company initiated an arbitration proceeding in Michigan against Covisint, LLC ("Covisint"). The arbitration demand seeks to compel Covisint's payment to the Company of approximately $2.8 million in accounts receivable as of the time of filing of the demand. The Company expects that figure to increase over time and, depending on the timing of the arbitration in 2003, the Company expects the total payment claims to range between $2.8 million and $5 million. Subsequent to the Company's filing of the arbitration demand, Covisint filed an action in a Michigan state court seeking a judgment that the dispute between the parties is not subject to arbitration and also asserting unspecified damages for an alleged breach of contract by Commerce One. In late July, the court ruled that the dispute over Covisint's payments to Commerce One is subject to mandatory arbitration and also ruled that Covisint may still pursue its breach-of-contract action against Commerce One in Michigan state court if it chooses to do so. The parties have agreed to temporarily stay both actions in order to pursue settlement discussions.

In October 2003, as described in the section entitled "Renegotiation and Settlement of Certain Real Estate Obligations", the lawsuit brought by Marriott Plaza Associates was dismissed.

7. TRANSACTIONS WITH SAP, COVISINT AND NTT

SAP

Commerce One's strategic relationship with SAP commenced on September 18, 2000, when the Company entered into a strategic alliance agreement with SAP AG to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications. These products were primarily targeted at electronic marketplace customers, a market which has since declined substantially. This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party. The amount of the royalty was generally based on a percentage of the total license fee paid by the customer. The Strategic Alliance Agreement expired at the end of September 2003, although certain rights of the parties (including without limitation certain distribution and royalty sharing rights) continue past the expiration date.

SAP historically has made non-refundable royalty prepayments to Commerce One, which the Company has recorded as deferred revenue as payments are received. As SAP incurs the obligation to pay royalties to Commerce One, these royalties have been recognized as revenue. Prepayments received from SAP and included in deferred revenue totaled approximately $6.7 million and $10.2 million at September 30, 2003 and December 31, 2002, respectively. If Commerce One licenses one of the jointly developed products to its customers, it is required to pay a royalty to SAP in connection with the sale. These royalty payments are recorded as a reduction of license or support revenue, as appropriate.

During 2001, 2002 and 2003, Commerce One and SAP amended these agreements several times to provide for different rights to resell certain technology included in the jointly developed products, variations in royalty rates, maintenance fees and other rights over time, clarification of support obligations and other related matters.

In November 2003, the parties amended the agreement to provide for various transition efforts in connection with the expiration of the Strategic Alliance Agreement. Pursuant to this amendment, and as contemplated by the original Strategic Alliance Agreement, the parties granted reciprocal source code license rights to the portions of technology comprising the jointly developed solutions to allow each party to provide certain support and maintenance services to their respective customers. In addition, the parties agreed to various support and transition activities associated with the termination, and agreed that no further amounts would be owed by either party other than an agreed-upon royalty rate for future sales of the product, if any, and a $500,000 maintenance fee to Commerce One for support of the joint offering through December 31, 2003. The $500,000 fee will be drawn down from amounts previously paid by SAP to Commerce One pursuant to the Strategic Alliance Agreement. Any royalties owed by SAP through December 31, 2003 will be drawn down from the prepaid amount paid by SAP, and any remaining deferred revenue from SAP at December 31, 2003 will expire and be non-refundable to SAP.

SAP's license royalty payments to Commerce One historically have constituted a substantial portion of the Company's revenues, including during 2002 and 2001. Historically, SAP was instrumental in assisting the Company with selling the jointly developed products, MarketSet and Enterprise Buyer, to SAP's customer base. However, these royalty payments have declined substantially in the past year with the decline of the market for electronic marketplace solutions and did not represent a substantial portion of license revenues for Commerce One in 2003. The Strategic Alliance Agreement expired on September 30, 2003. Although the parties continue to have a right to sell the jointly developed products for a period of time in exchange for a royalty payment, Commerce One does not expect to generate significant future license revenues, if any, from the sale of the joint solutions by SAP.

Commerce One recognized $0.9 million and $3.5 million in total revenues from SAP during the three and nine months ended September 30, 2003, respectively, of which $0 and $0.4 million represented license fees for that same period, compared to $8.2 million and $24.8 million in total revenues during the three and nine months ended September 30, 2002, of which $6.9 million and $19.7 million represented license fees for those same periods.

The Company also has generated revenue from its relationship with SAP by providing technical customer support and maintenance services to joint customers. In 2002, support of such customers represented a substantial percentage of the Company's total support and maintenance revenue. Amounts received from SAP include payments based on a certain percentage of total support and maintenance fees received by SAP from the customer. In addition, pursuant to the Company's agreement with SAP, SAP has agreed to pay Commerce One $500,000 per quarter for certain support obligations relating to MarketSet. This fixed payment is scheduled to cease on December 31, 2003. This fixed payment will be drawn down from the prepaid amounts paid by SAP, and any remaining deferred revenue at December 31, 2003 will expire and be nonrefundable to SAP. As a result, the Company does not expect to receive any further maintenance and support revenue from SAP after 2003.

Covisint

During the nine months ended September 30, 2003 and 2002, the Company recognized revenues with Covisint, LLC ("Covisint"), a business-to-business electronic marketplace for the procurement of goods and services by automakers, their suppliers and others. The Company holds approximately a two percent equity interest in Covisint and under the terms of a technology agreement with Covisint ("Technology Agreement"), the Company indirectly licenses software and provides professional services and software maintenance to Covisint in exchange for cash compensation and a share of Covisint's electronic marketplace revenue over a ten-year period.

In June 2003, the Company initiated an arbitration proceeding in Michigan against Covisint seeking to compel Covisint's payment to the Company of approximately $2.8 million in accounts receivable as of the time of filing of the demand. This amount has increased over time to approximately $5.6 million by the end of the fourth quarter. In response, Covisint filed claims in Michigan state court alleging breach of contract claims. (See "Legal Proceedings" in Note 6 to these Condensed Consolidated Financial Statements for more information.) As a result of this payment dispute, the Company does not expect to recognize further revenue from Covisint, if any, until the matter is resolved.

NTT

During the nine months ended September 30, 2003 and 2002, the Company recognized revenue from transactions with NTT Corporation ("NTT"). A member of the Company's Board of Directors currently serves as an executive of an NTT subsidiary.

Amounts included in revenues in the consolidated financial statements in connection with the transactions described above are as follows (in thousands):

                   Three Months Ended     Nine Months Ended
                       September 30,        September 30,
                 --------------------  --------------------
                    2003       2002       2003       2002
                 ---------  ---------  ---------  ---------
Revenues:
   SAP......... $     908  $   8,187  $   3,514  $  24,752
   Covisint....        --      1,259         38      4,024
   NTT.........       120         18        356        751
                 ---------  ---------  ---------  ---------
   Total....... $   1,028  $   9,464  $   3,908  $  29,527
                 =========  =========  =========  =========

8. BUSINESS DIVESTITURE AND NOTES RECEIVABLE

On January 24, 2003, the Company executed the sale and license of certain assets and liabilities, including customer commitments, related to CommerceOne.net, the Company's marketplace services business consisting of hosting, software subscription services, transaction-based marketplace services and content-related services with eScout LLC, a privately held limited liability company. In connection with the closing of this transaction, the Company received senior secured notes receivable with an aggregate face value of approximately $2.0 million, membership interests in eScout LLC and the right to receive royalty payments over the four years following the closing of no more than $0.5 million in the aggregate. The notes receivable are secured by all of the assets of eScout LLC and bear a quarterly interest rate of 1.5% with payments due each quarter with the final payment due on January 24, 2005. Fifteen percent (15%) of the notes received are held in escrow until January 2004 as security for any claims related to a breach of the Company's representations, warranties and covenants. No assets were recorded by the Company for either the royalty payment or membership interests. In connection with this disposition, the Company recognized a loss of $0.2 million during the first quarter of 2003. This loss was included in "Interest income and other, net" on the Condensed Consolidated Statement of Operations for that period. During 2002, the Company recognized service revenues totaling approximately $11.8 million from CommerceOne.net related services. During the three and nine months ended September 30, 2003, the Company recognized a total of approximately $0.1 million and $3.1 million in services revenue from CommerceOne.net related services, respectively. Due to this divestiture, the Company will no longer offer these services. As a result, the Company no longer expects to receive revenues from transaction fees, content or subscription services. In addition, the Company expects that hosting revenue will decline substantially and will be limited solely to the recognition of revenue that previously had been deferred.

In September 2003, Commerce One sold the software application package known as Xpress Solutions, including intellectual property and related software license agreements, to Computer Horizons Corporation ("CHC") pursuant to an Asset Purchase Agreement (the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, the total consideration paid by CHC to Commerce One was $566,000.00 in cash and the assumption by CHC of certain liabilities, obligations and duties of Commerce One in connection the with Xpress Solutions occurring on or after July 16, 2003. In addition, CHC agreed to pay Commerce One a royalty equal to twenty percent (20%) of all licensing fees received from third parties for rights to use Xpress Solutions, and intellectual property related thereto, until the aggregate amount of such royalty payments equals $500,000.00. As a result of this transaction, Commerce One recorded a gain of approximately $0.5 million as other income in the third quarter of 2003.

In January 2002, Commerce One executed an asset sale agreement with Connective Commerce Company, LLC., a company composed of former Commerce One employees. As part of the asset sale, the Company received a note receivable with a face value of approximately $4.0 million due December 31, 2004. During 2002, due to Connective Commerce's financial difficulties, scheduled payments were not made and Commerce One wrote the note off completely. In September 2003, the note, along with certain lease obligations of Connective Commerce to Commerce One, was renegotiated and a payment of approximately $0.6 million was received from Connective Commerce. As a result, the Company recognized approximately $0.3 million as other income in the Statement of Operations. Due to Connective Commerce's financial position, Commerce One has not recognized any asset in relation to the renegotiated payment schedule. Any future payments made by Connective Commerce, if any, will be recognized as other income.

9. IMPAIRMENT OF INTANGIBLE ASSET

In December 2000, Commerce One entered into an agreement with Covisint (the Technology Agreement) under which, amongst other terms, the Company was entitled to receive a share of gross revenue adjusted for certain items. As a result, Commerce One recognized an intangible asset on its consolidated financial statements. The Technology Agreement intangible asset has previously been written down due to impairment in the second quarter of 2001 and the first quarter of 2002 in the amounts of $592.3 million and $145.8 million, respectively. During the quarter ended September 30, 2003, the Company identified indicators of possible impairment relating to the Technology Agreement with Covisint. The primary impairment indicator was the recent dispute and related negotiation with Covisint regarding Covisint's revenue sharing obligations. Because the projected undiscounted cash flows were below the current carrying value of the intangible asset, an impairment existed and the Company therefore performed a discounted cash flow analysis to value the asset. Based upon the Company's analysis, it believes that the Technology Agreement with Covisint is valued at $6 million. As a result, in the quarter ended September 30, 2003, the Company recorded an impairment charge of $8.4 million related to the Technology Agreement with Covisint.

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 10, 2003, the Company issued 100,000 shares of its Series B Preferred, and five-year warrants to purchase 2,209,945 shares of its common stock in exchange for $10.0 million in cash. The Series B Preferred is initially convertible into approximately 4,297,748 shares of our common stock at a conversion price of $2.3268 per share. The exercise price for the warrants is $2.715 per share.

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

11. SUBSEQUENT EVENTS

In October 2003, management approved and began to implement a restructuring plan aimed at further reducing operating expenses ("October 2003 Plan"). This plan provides for a reduction in the Company's headcount to approximately 116 by the end of the fourth quarter of 2003.

In October 2003, the Company restructured an outstanding note receivable with a former services division, Edgar, Dunn & Company, Inc. ("EDC"), that had been divested by the Company in October 2001. Pursuant to the original agreement, the Company received a 10% minority interest in EDC, two notes receivable and an annual revenue share payment from EDC. The notes have been paid by EDC over time, and the remaining amount due as of September 30, 2003 was approximately $0.6 million. The Company agreed with EDC to accept a discount for early payment of the note and repurchase of the 10% minority interest in EDC for a total cash payment of $525,000 in exchange for a full release of additional payment obligations. The $525,000 payment was made to Commerce One in November of 2003.

In October 2003, the Company announced that it is evaluating various avenues for raising additional capital and other strategic alternatives, which may include the possible sale of some or all of the Company's business. The Company further announced that it has retained investment bank Broadview International LLC to assist in exploring the Company's strategic alternatives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, the following: the anticipated leadership of Commerce One as a provider of composite process management solutions; management's belief that our available cash resources will be sufficient to finance our operations through 2003; the capital required to continue operations into 2004; the expected decrease in cash expenditures as a result of, among other things, our expense reduction efforts; our ability to reduce expenses adequately or to achieve sufficient cash inflows to ensure our available cash resources through 2003; our ability to settle our dispute with Covisint to assist in ensuring that we have sufficient cash resources through 2003 and the capital to continue operations in 2004; growth of our business and related matters; the development and expected growth of a market for the Commerce One Conductor™ platform and other new products and solutions; Commerce One's ability to sell our existing composite process templates and develop new ones and to compete effectively in the composite process management market; the benefits of our product offering, including but not limited to statements regarding the ability of our products to provide efficiencies and cost savings associated with automating business processes; the ability of our Commerce One Conductor platform to integrate effectively with third party software applications; our ability to compete favorably with our competitors; our ability to remain competitive while significantly decreasing our product development efforts; our expectations regarding the current value of the Covisint Technology Agreement; the expectation that product development, sales, marketing, and administrative expenses will decrease in future periods; the potential benefits and/or gains associated with our restructuring efforts and divestitures; the potential benefits associated with outsourcing certain development work related to our products; the expected outcome of certain litigation and other disputes; the impact to the Company from our restructuring and settlement of various real estate obligations; the benefit to the Company of our recent private stock placement with BayStar Capital II, L.P.; our ability raise additional capital either through new investment or by selling some or all of our business operations; whether we file additional patent applications; and the effect of interest rate, foreign currency exchange rate and equity price fluctuations. The words "believe," "expect," "intend," "plan," "project," "will" and similar words and phrases as they relate to Commerce One also identify forward-looking statements. Such statements reflect the current views and assumptions of Commerce One and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-Q, including those under the heading "Risk Factors." Commerce One expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Commerce One, Inc. is hereinafter sometimes referred to as "the Registrant," "the Company," "Commerce One," "we" and "us."

OVERVIEW

Background

Commerce One is a technology company that specializes in software and services that allow companies to conduct business more efficiently through composite process management. The goal of composite process management is to make business processes and interactions more efficient and to automate business functions. Composite process management allows organizations to create new applications with new features and capabilities from their existing software applications. The resulting applications (called "composite applications") combine the different functionality of stand-alone software applications into a unified business process, allowing the customer to automate relationships both inside and outside the company. The Commerce One Conductor™ platform is designed to allow companies to collaborate more effectively with their partners, customers and suppliers by automating their critical business processes. The platform has broad applicability in a wide variety of industries. Examples of business functions that can be automated using the Commerce One Conductor platform include procurement and supplier sourcing functions, spend analysis and payment and supply chain processes across industries such as automotive, manufacturing, health care and consumer goods.

Commerce One's newest product offerings--the Commerce One Conductor™ platform, and existing and planned Composite Process Templates--represent our next generation of collaborative solutions designed to help our customers optimize their technology investments and improve the functionality of their existing software applications.

Our headquarters are located at 4440 Rosewood Drive, Pleasanton, CA 94588. We can be reached at 925.520.6000 and info@commerceone.com.

Source of Revenues

We generate revenues primarily from software license fees and related service and support. License fees are generated from licensing our software solutions primarily to end-user organizations through our direct sales force, and, to a lesser extent, to certain third-party product distributors and resellers (primarily in international locations).  Services revenues are generated from professional consulting, software maintenance, and revenue-sharing arrangements with customers. Revenues from revenue-sharing arrangements have not been a significant portion of total services revenues to date and are not expected to be significant in the future.

The portion of our license and service revenues attributable to sales outside the United States continues to be a substantial portion of our overall revenues. In the third quarter of 2003, approximately 31% of our license and service revenues were derived from sales outside the United States, compared to 35% in the year ended December 31, 2002 and 34% in the year ended December 31, 2001.

In 2001, 2002 and the nine months ended September 30, 2003, we downsized our Global Services division, which provides professional services to third parties, through reductions in force and divestitures. Although consulting services remain a substantial portion of our revenues, these actions have contributed to a general decline in the overall revenues received from our consulting services.

Renegotiation and Settlement of Certain Real Estate Obligations

During the period March 1, 2003 through June 30, 2003, we renegotiated significant long-term real estate obligations in six US locations. In the aggregate, we paid approximately $6.0 million in cash and forfeited approximately $3.4 million under letters of credit in the second quarter as part of the settlements. In addition, we issued a total of 2.3 million shares of restricted common stock to the landlords. We also agreed to pay one landlord two additional cash payments of $375,000 each in September 2004 and September 2005, respectively. The 2004 payment is secured by a lien against the Company's accounts receivable until January 2005 (unless the Company defaults on the 2004 payment, in which case the lien will extend to both the 2004 and 2005 payment obligations), and the lien is subordinate to the interests of any present or future independent and unaffiliated institutional lender. As a result of one of these settlements, the previously pending lawsuit brought by one of the Company's landlords in Santa Clara, California (Marriott Plaza Associates L.P. v. Commerce One, Inc.) claiming a breach of the lease was dismissed in October 2003 pursuant to the terms of the settlement agreement with that landlord.

In addition to these settlements, in April 2003 the Company entered into an agreement to sublease the facility it currently occupies as its main corporate office in Pleasanton, California in an effort to decrease the Company's rent expense.  The Company will move its operations in this facility to other locations in San Francisco and Santa Clara, California currently leased by the Company with significantly less square footage.  The sublease has a term from January 2004 through February 2005, the remaining term of the lease.  The amount of income provided for under the sublease is less than the lease payments due by the Company.

As a result of these settlements and the sublease of the Company's main corporate office in Pleasanton, California, the Company recorded a net reversal of real estate related restructuring expense in the second quarter of approximately $8.5 million. The Company did not record any additional charges or reversals with respect to the real estate related restructuring expense in the third quarter of 2003.

The Company's total non-cancelable operating lease obligations as of September 30, 2003 was $12.7 million, which includes the effect of the real estate settlements for the six US locations as described above, as well as the sublease of the Company's main corporate office in Pleasanton, California.

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

Registration of Shares of Common Stock for Resale: The Series B Preferred and the warrants were issued in a private placement without registration under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We filed on August 22, 2003 with the Securities and Exchange Commission (the "SEC") a registration statement on Form S-3 to register the resale of the common stock issuable upon conversion of the Series B Preferred and the common stock issuable upon exercise of the warrants. We are required to cause this registration statement to be declared effective by the SEC no later than January 6, 2004.

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

Significant Trends Affecting Our Business

Liquidity and Cash Flows from Operations. We had cash and cash equivalents and short-term investments of approximately $15.1 million at September 30, 2003, of which $11.9 million was unrestricted cash and short-term investments that can be used to fund operations. In the three months ended September 30, 2003, we used approximately $25.8 million and $12.0 million of our total restricted and unrestricted cash reserves, respectively. During the third quarter, we received $10 million from Baystar as part of the Series B Preferred Stock financing which increased our unrestricted cash balance. In addition, we repaid our $25 million fully collateralized loan with Silicon Valley Bank which reduced our restricted cash balance by that amount. We have taken significant steps to reduce our expenses through personnel reductions and other cost reduction measures, including a recent personnel reduction in October 2003 targeted to reduce headcount to approximately 116 employees in the fourth quarter of 2003, multiple real estate settlement agreements intended to significantly reduce our rental expenses, and employee furloughs. While these efforts have significantly reduced our expense levels, our operations are still drawing upon our cash reserves.

Based upon our present plans and expectations, we believe that our available cash, combined with expected revenues and cash inflows, will be sufficient to finance our presently anticipated operating losses and working capital expenditure requirements through 2003. However, plans and expectations are inherently uncertain, and our ability to fund our operations through 2003 is dependent upon a variety of factors, including expected revenues and expenses, pending settlements with third parties as well as expected cash collections and other inflows. In addition, we believe that we will need at least an additional $15 million to finance our operations for the twelve months following this quarterly report. As a result, we will need to significantly increase our revenues and /or raise additional capital to meet our liquidity and capital needs in 2004 and beyond. We may seek to raise such additional capital through, among other things, potential asset sales, additional equity or debt financings, the settlement of our payment dispute with Covisint, or some combination of these. In October 2003, the Company announced that it is evaluating various avenues for raising additional capital and other strategic alternatives, which may include the possible sale of some or all of the Company's business, and that it has retained investment bank Broadview International LLC to assist in exploring the Company's strategic alternatives. If we are unable to raise additional capital, our revenues do not increase substantially, we are unable to settle our dispute with Covisint, or we encounter expenses or cash outlays that are larger than expected, our remaining cash reserves may not be sufficient to sustain our business operations through the 2003 calendar year and will not be sufficient to sustain our operations into 2004. The forecasts of the periods of time through which our financial resources will be adequate to support our operations are forward-looking statements that involve risks and uncertainties, and actual results could vary materially as a result of the factors described in the sections entitled "Risk Factors" and "Liquidity and Capital Resources."

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

New Product Introduction. We launched the Commerce One Conductor platform, our new product, in March of 2003. Thus far, however, license revenue from sales of the Conductor platform has not been significant and has fallen below our expectations in certain quarters. In the third quarter of 2003, for example, license revenues from the Commerce One Conductor platform fell approximately 70% below our initial expectations as stated in July 2003. Among the issues hampering our efforts to sell the Conductor platform are ongoing concerns of existing and potential customers regarding our viability, the lack of an established market for our new products, the length of sales cycles, particularly for a new and unproven technology, and a depressed technology market. Moreover, these same issues make it difficult to sell our Supplier Relationship Management applications while we try to establish a market for the Conductor platform. If we ultimately are not successful in selling Commerce One Conductor to current and new customers, our license revenues will be adversely affected. We believe that these trends, particularly with respect to our Supplier Relationship Management products, have affected us more than many of our competitors. In addition, we expect that sales of the Commerce One Conductor platform will not generate significant license revenue in the immediate future. In particular, in an effort to gain visibility of the product with our customers, we have provided the product to several "early adopter" customers under a program where the customer tests the product for free or at significantly reduced rates. We may continue to offer the product at reduced rates or pursuant to other similar programs in order to gain market acceptance. As a result, we do not anticipate that our average selling prices for our products will increase in the near future, and we believe that we will continue to experience downward pricing pressure over the next year.

Revenue Mix. Our business model relies on our ability to generate revenue from license fees and, to a lesser extent, from the services we provide. Revenues from license fees, though a lower overall percentage of our revenues, have relatively higher gross margins than revenues from services. Because our revenue from license fees has declined more significantly than service revenue, the percentage of our revenues from the sale of lower margin services increased to 73% in 2002 and 82% in the nine months ended September 30, 2003. We expect this trend to continue in the short term unless we are able to successfully generate significant sales of our Commerce One Conductor platform product, which was released in March 2003.

Dependence on SAP-Loss of Future SAP Revenues. We have historically relied for a substantial portion of our license revenue on our relationship with SAP. In addition, SAP was an important source of new customers for us by providing us with an opportunity to sell our products to the relatively large installed base of SAP customers. As discussed in more detail in the section below called "Relationship with SAP," we do not expect to derive any significant revenues from SAP in 2003, or thereafter, and will not have direct access through SAP to its installed based of customers.

Dependence on Covisint-Loss of Future Covisint Revenues. We have historically received significant license, professional services and software maintenance revenues from Covisint, in whom we have approximately a two percent equity interest under the terms of a technology agreement we have with them. These amounts have become a more substantial portion of our revenues over time as our overall revenues have declined. Due to a payment dispute with Covisint with respect to which we filed an arbitration demand in June 2003, we did not derive any substantial revenues from Covisint in nine months ended September 30, 2003. While we will pursue our payment claims against Covisint vigorously, in the event we cannot achieve an acceptable settlement, we cannot assure you that we will receive revenues from Covisint in the remainder of 2003 or thereafter.

Recent Events

Change in Auditors. On October 13, 2003, Ernst & Young LLP informed us that it intends to resign as our independent accountant following the completion of its review of this Form 10-Q. Ernst & Young has also indicated that it intends to continue to assist us as appropriate with our pending filing with the Securities and Exchange Commission of its Registration Statement on Form S-3. Ernst & Young's reports on our financial statements for fiscal years 2002 and 2001 do not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. For our fiscal years 2002 and 2001, and through October 13, 2003, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young would have caused Ernst & Young to make reference thereto in its report on the financial statements for such years. We requested that Ernst & Young furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Ernst & Young agrees with the above statements. A copy of such letter is filed as Exhibit 16.1 to a Current Report on Form 8-K filed with the Commission on October 13, 2003. We have commenced a search for a new independent accountant to audit our financial statements, but have not yet engaged such a firm.

Engagement of Broadview. In October 2003, we announced that we are evaluating various avenues for raising additional capital and other strategic alternatives, which may include the possible sale of some or all of our business. We have also announced that we have retained Broadview International LLC to assist in exploring our strategic alternatives.

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

Network service fees (hosting fees and revenue sharing), have not been significant and are not expected to be significant in the future. Revenues related to revenue sharing are recognized as earned based on customer transactions. Revenues related to hosting fees generally are recognized ratably over the term of the related contracts, typically one year. In January 2003, we divested to eScout LLC our CommerceOne.net division, which offered hosting, software subscription services, transaction-based marketplace services and content services. During 2002, we recognized service revenues totaling approximately $11.8 million from CommerceOne.net related services. During the three and nine months ended September 30, 2003, we recognized a total of approximately $0.41 million and $3.01 million in services revenue from CommerceOne.net related services, respectively. Due to this divestiture, we will no longer offer these services. As a result of this divestiture, we received no transaction fees in the nine months ended September 30, 2003 and will no longer receive these revenues in the future. In addition, the Company hosting revenue has declined substantially and will be limited solely to the recognition of revenue that previously had been deferred.

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

Long-lived Assets and Goodwill

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long- lived Assets," we periodically assess the carrying value of our long-lived assets including property and equipment, our Technology Agreement with Covisint and other identified intangible assets for impairment. An impairment assessment is performed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment indicators include, but are not limited to, our net book value as compared to market capitalization, significant negative industry and economic trends, a significant decline in our stock price for a sustained period and significant under performance relative to historical and projected future operating results. In assessing the recoverability of the carrying value of intangible assets, we must make assumptions regarding the estimated future cash flows attributable to these assets. In addition, we must make assumptions regarding discount rates to determine the fair value of the respective assets. We have typically relied on valuation consultants to assist in the analysis of these factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded which could have a significant impact on our operating results. In 2002, we recorded impairment charges of $394.0 million related to property and equipment, goodwill and other intangible assets.

During the quarter ended September 30, 2003, we identified indicators of possible impairment relating to the Technology Agreement with Covisint.  The primary impairment indicator was the recent dispute and related negotiation with Covisint regarding Covisint's revenue sharing obligations. Because the projected undiscounted cash flows were below the current carrying value of the intangible asset, an impairment existed and we therefore performed a discounted cash flow analysis to value the asset. Based upon our analysis, we believe that the Technology Agreement with Covisint is valued at $6 million. As a result, in the quarter ended September 30, 2003, we recorded an impairment charge of $8.4 million related to our Technology Agreement with Covisint. The presence of indicators of impairment in future periods may result in further impairment of our intangible assets.

Stock-based Compensation

We generally have three categories of employee stock-based awards: restricted stock, stock options and a stock purchase plan. We account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and have adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the intrinsic value method, the Company has only recorded stock-based compensation resulting from restricted stock issued and options assumed in various prior period acquisitions. In September 2003, the Board of Directors approved the acceleration of vesting of certain "out-of-the-money" employee stock options related to the prior acquisitions of Exterprise, Mergent and AppNet. As a result of the full vesting of these stock options, we do not expect to incur any future additional charge to stock compensation expense for deferred compensation related to these prior acquisitions.

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan, as required under EITF Issue No. 94-3.   The provisions of SFAS No. 146 were effective for exit or disposal activities initiated after December 31, 2002.  During the nine months ended September 30, 2003, we recorded restructuring costs of $19.3 million under the provisions of SFAS No. 146. The adoption of SFAS No. 146 may affect the timing of recognizing future restructuring costs and the amounts recognized under such costs.

RELATIONSHIP WITH SAP

Commercial Relationship and Revenues Resulting from Royalty Arrangements with SAP AG

Commerce One's strategic relationship with SAP commenced on September 18, 2000, when the Company entered into a strategic alliance agreement with SAP AG to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications. These products were primarily targeted at electronic marketplace customers, a market which has since declined substantially. This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party. The amount of the royalty was generally based on a percentage of the total license fee paid by the customer. The Strategic Alliance Agreement expired at the end of September 2003, although certain rights of the parties (including without limitation certain distribution and royalty sharing rights) continue past the expiration date.

SAP historically has made non-refundable royalty prepayments to Commerce One, which the Company has recorded as deferred revenue as payments are received. As SAP incurs the obligation to pay royalties to Commerce One, these royalties have been recognized as revenue. Prepayments received from SAP and included in deferred revenue totaled approximately $6.7 million and $10.2 million at September 30, 2003 and December 31, 2002, respectively. If Commerce One licenses one of the jointly developed products to its customers, it is required to pay a royalty to SAP in connection with the sale. These royalty payments are recorded as a reduction of license or support revenue, as appropriate.

During 2001, 2002 and 2003, Commerce One and SAP amended these agreements several times to provide for different rights to resell certain technology included in the jointly developed products, variations in royalty rates, maintenance fees and other rights over time, clarification of support obligations and other related matters.

In November 2003, the parties amended the agreement to provide for various transition efforts in connection with the expiration of the Strategic Alliance Agreement. Pursuant to this amendment, and as contemplated by the original Strategic Alliance Agreement, the parties granted reciprocal source code license rights to the portions of technology comprising the jointly developed solutions to allow each party to provide certain support and maintenance services to their respective customers. In addition, the parties agreed to various support and transition activities associated with the termination, and agreed that no further amounts would be owed by either party other than an agreed-upon royalty rate for future sales of the product, if any, and a $500,000 maintenance fee to Commerce One for support of the joint offering through December 31, 2003. The $500,000 fee will be drawn down from amounts previously paid by SAP to Commerce One pursuant to the Strategic Alliance Agreement.

SAP's license royalty payments to Commerce One historically have constituted a substantial portion of the Company's revenues, including during 2002 and 2001. Historically, SAP was instrumental in assisting the Company with selling the jointly developed products, MarketSet and Enterprise Buyer, to SAP's customer base. However, these royalty payments have declined substantially in the past year with the decline of the market for electronic marketplace solutions and did not represent a substantial portion of license revenues for Commerce One in 2003. The Strategic Alliance Agreement expired on September 30, 2003. Although the parties continue to have a right to sell the jointly developed products for a period of time in exchange for a royalty payment, Commerce One does not expect to generate significant future license revenues, if any, from the sale of the joint solutions by SAP.

Commerce One recognized $0.9 million and $3.5 million in total revenues from SAP during the three and nine months ended September 30, 2003, respectively, of which $0 and $0.4 million represented license fees for that same period, compared to $8.2 million and $24.8 million in total revenues during the three and nine months ended September 30, 2002, of which $6.9 million and $19.7 million represented license fees for those same periods.

The Company also has generated revenue from its relationship with SAP by providing technical customer support and maintenance services to joint customers. In 2002, support of such customers represented a substantial percentage of the Company's total support and maintenance revenue. Amounts received from SAP include payments based on a certain percentage of total support and maintenance fees received by SAP from the customer. In addition, pursuant to the Company's agreement with SAP, SAP has agreed to pay Commerce One $500,000 per quarter for certain support obligations relating to MarketSet. This fixed payment is scheduled to cease on December 31, 2003. As a result, and due to the termination of the Strategic Alliance Agreement at the end of September 2003, the Company does not expect to receive any further maintenance and support revenue from SAP after 2003.

At the time we entered into the strategic alliance agreement with SAP in 2000, we sold 505,955 shares of our common stock to SAP for an aggregate purchase price of approximately $250 million.

Subsequently, in 2001, we sold an additional 4,748,477 shares of our common stock to SAP for an aggregate purchase price of approximately $225 million.

In connection with our issuance of common stock to SAP, we entered into various agreements with SAP that restrict SAP's ability to acquire more than 23% of our outstanding common stock or otherwise attempt to acquire control of Commerce One, restrict its transfer of the shares of common stock that it purchased from us and, in very limited ways, affect SAP's ability to vote its shares of our common stock. We also granted SAP certain rights to require us to register the resale of its shares of our common stock, certain pro rata rights to acquire additional shares of our common stock and the right to have a designee appointed to our board of directors or to send an observer to our board of directors meetings. As of September 30, 2003, SAP has not exercised its right to have such a designee appointed, but has exercised its right to send an observer to our board of directors meetings.

Pursuant to our registration rights agreement with SAP, SAP has elected to include the shares of our common stock that they beneficially own in the registration statement on Form S-3 that we filed in connection with the investment by Baystar. As a result, SAP will be able to sell, subject to certain contractual restrictions, its 5,254,431 shares of our outstanding common stock, through the registration statement once it is declared effective by the SEC. The contractual restrictions on SAP's ability to sell its shares generally prohibit SAP from transferring more than 50% of its shares prior to June 28, 2004, and any transfers it may make are subject to certain limitations on open market sales and transfers to persons who after the transfer will hold in excess of 10% of our voting power.

As of September 30, 2003, through its purchases from us and on the open market, SAP beneficially owned approximately 20% of our outstanding common stock.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents and investments of approximately $15.1 million at September 30, 2003 compared to approximately $112.9 million at December 31, 2002. The amounts as of September 30, 2003, included approximately $3.2 million that collateralized certain of our obligations related to operating lease agreements for computer equipment and office facilities and potential workers compensation claims. As of September 30, 2003, we had $11.9 million in unrestricted cash and short-term investments that could be used to fund our operations. Our cash and cash equivalents and short term investments as of September 30, 2003 include the $10 million we received in July 2003 from Baystar as part of the Series B Preferred financing in July 2003. In addition, during the third quarter of 2003, we voluntarily repaid our $25.0 million loan to Silicon Valley Bank, which reduced our restricted cash balance by that amount. All amounts drawn by Commerce One pursuant to that loan agreement had been fully secured by a cash collateral account with Silicon Valley Bank and, as a result, the loan did not result in any net additional unencumbered cash to Commerce One. This repayment allowed us to save approximately $0.2 million in interest expense per quarter.

Net Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $83.1 million for the nine months ended September 30, 2003 compared to approximately $185.6 million for the nine months ended September 30, 2002. Cash used in operating activities for the period ended September 30, 2003 resulted primarily from the net loss, excluding non-cash charges for amortization and depreciation. The payment of accrued termination benefits and the payments made in connection with the real estate settlements contributed to additional cash used in operations. Net cash used in operating activities for the nine months ended September 30, 2002 resulted primarily from the net loss, adjusted for non-cash items including depreciation, amortization, and impairment charges, and a decrease in liabilities and deferred revenue which was partially offset by a decrease in accounts receivable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities totaled approximately $36.1 million for the nine months ended September 30, 2003. Cash provided by investing activities in the current period related primarily to the maturity of short-term investments, offset by the purchase of short-term investments. Cash provided by investing activities was $100.0 million in the period ended September 30, 2002 and related to the maturity of short-term investments, proceeds related to a divestiture and the sale of fixed assets, offset by the purchase of fixed assets.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities totaled approximately $14.8 million for the nine months ended September 30, 2003. This compares to net cash provided by financing activities of approximately $4.6 million for the nine months ended September 30, 2002. The net cash used in the nine months ended September 30, 2003 resulted from the $25.0 million repayment of our fully collateralized loan with Silicon Valley Bank, offset by proceeds provided by BayStar of $10.0 million, net of issuance costs, and the issuance of common stock upon the exercise of employee stock options and the purchase of stock by employees through our employee stock purchase plan. The net cash provided in the nine months ended September 30, 2002 resulted from the issuance of common stock upon the exercise of employee stock options and the purchase of stock by employees through our employee stock purchase plan.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2003, and the effects such obligations are expected to have on our liquidity and cash flows in certain future periods after September 30, 2003 (in thousands):

                                         Less                 4 years
                                         than      1 to 3       and
                              Total    one year     years    thereafter
                            ---------  ---------  ---------  ---------
Non-cancelable operating
  lease obligations....... $  12,709  $   6,327  $   6,227  $     155
                            ---------  ---------  ---------  ---------
Total..................... $  12,709  $   6,327  $   6,227  $     155
                            =========  =========  =========  =========

Real Estate Obligations

As of September 30, 2003, Commerce One leased office space in five locations throughout the United States, which represent the majority of our real estate obligations. We have subleased, reduced or otherwise renegotiated a significant portion of the long-term real estate obligations for our surplus office space in the United States, but some of our existing space remains underutilized. In addition, we lease several smaller and/or temporary locations in Europe, Asia and Canada to support our international operations.

During the period March 1, 2003 through June 30, 2003, we renegotiated significant long-term real estate obligations in six US locations. As a result of these settlements and the sublease of the Company's main corporate office in Pleasanton, California, the Company recorded a net reversal of real estate related restructuring expense in the second quarter of approximately $8.5 million. The Company did not record any additional charges or reversals with respect to the real estate related restructuring expense in the third quarter of 2003. (See section entitled "Real Estate Obligations" in "Management's Discussion and Analysis of Financial Condition and Results of Operation" in this Quarterly Report on Form 10-Q for more information on our real estate lease settlement agreements.)

The Company's total non-cancelable operating lease obligations as of September 30, 2003 was $12.7 million, which includes the effect of the real estate settlements for the six US locations as described above, as well as the sublease of the Company's main corporate office in Pleasanton, California.

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

In July 2003, we raised $10 million, in connection with our sale of Series B Preferred Stock and warrants to Baystar Capital II, L.P.

We had cash and cash equivalents and short-term investments of approximately $15.1 million at September 30, 2003, of which $11.9 million was unrestricted cash and short-term investments that can be used to fund operations. In the three months ended September 30, 2003, we used approximately $25.8 million and $12.0 million of our total restricted and unrestricted cash reserves, respectively. During the third quarter, we received $10 million from Baystar as part of the Series B Preferred Stock financing which increased our unrestricted cash balance. In addition, as noted above, we repaid our $25 million fully collateralized loan with Silicon Valley Bank which reduced our restricted cash balance by that amount. We have taken significant steps to reduce our expenses through personnel reductions and other cost reduction measures, including a recent personnel reduction in October 2003 targeted to reduce our operations to approximately 116 employees in the fourth quarter of 2003, multiple real estate settlement agreements intended to significantly reduce our rental expenses, and employee furloughs. While these efforts have significantly reduced our expense levels, our operations are still drawing upon our cash reserves.

Based upon our present plans and expectations, we believe that our available cash, combined with expected revenues and cash inflows, will be sufficient to finance our presently anticipated operating losses and working capital expenditure requirements through 2003. However, plans and expectations are inherently uncertain, and our ability to fund our operations through 2003 is dependent upon a variety of factors, including expected revenues and expenses, pending settlements with third parties as well as expected cash collections and other inflows. In addition, we believe that we will need at least an additional $15 million to finance our operations for the twelve months following this quarterly report. As a result, we will need to significantly increase our revenues and /or raise additional capital to meet our liquidity and capital needs in 2004 and beyond. We may seek to raise such additional capital through, among other things, potential asset sales, additional equity or debt financings, the settlement of certain outstanding accounts receivables disputes, or some combination of these. Our future liquidity and capital requirements will depend on numerous factors including our ability to sell and gain acceptance in the market of our new Commerce One Conductor platform product, our future revenues and expenses, growth or contraction of operations, and general economic pressures. In October 2003, the Company announced that it is evaluating various avenues for raising additional capital and other strategic alternatives, which may include the possible sale of some or all of the Company's business, and that it has retained investment bank Broadview International LLC to assist in exploring the Company's strategic alternatives. We may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities is likely to result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. The current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding. In addition, the rights of our new Series B Preferred stock holder, Baystar, may discourage other potential investors and diminish our ability to obtain additional financing. If we do not have sufficient cash to fund our current operations or meet our capital needs, we will need to pursue other alternatives such as the sale of some or all of our assets, dramatically reducing or discontinuing some or all of our operations, or filing for bankruptcy protection.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenue

Total revenues for the three months ended September 30, 2003 decreased to approximately $5.7 million compared to $26.4 million for the three months ended September 30, 2002. For the three months ended September 30, 2003, other than related party revenues earned through transactions with SAP, which accounted for approximately 16% of our revenues, no other customer accounted for more than 10% of revenue. For the three months ended September 30, 2002, other than revenues earned through transactions with SAP, which accounted for approximately 31% of our revenue, no other customer accounted for more than 10% of revenue.

License Revenue

License revenues for the three months ended September 30, 2003 decreased to approximately $0.9 million compared to $8.5 million for the three months ended September 30, 2002. For the three months ended September 30, 2003, approximately $0.3 million of license revenue was attributable to the reversal of license revenue reserves in accordance with our revenue recognition policy as outlined in the section titled "Critical Accounting Policies and Estimates". The decrease in license revenues relative to the same period in the prior year primarily resulted from a $6.9 million decline in license fee royalties from SAP as a result of the general decline of the demand for emarketplace solutions; a significant slowdown in technology spending coupled with the continued general economic downturn; the continued intense competition in the market for supplier relationship management ("SRM") applications; and the nascence of our flagship product, the Commerce One Conductor platform, which was first introduced for general availability in March 2003; all of which resulted in fewer customer orders and lower average selling prices. Revenues recorded as royalty payments from SAP previously have represented a substantial portion of our revenues but have declined substantially over time. There were no license revenues from SAP for the three months ended September 30, 2003, compared to approximately $6.9 million of license revenue for the three months ended September 30, 2002. We do not anticipate that we will generate significant license revenues, if any, through transactions with SAP in the fourth quarter of 2003 or thereafter.

Services Revenue

Services revenues decreased to approximately $4.8 million for the three months ended September 30, 2003 compared to $17.9 million for the three months ended September 30, 2002. This $13.1 million decrease in services revenues primarily resulted from the downsizing of our Global Services division through reductions in force and divestitures, and a decrease in revenues from maintenance services commensurate with the overall decline in license revenues.  In addition, we have experienced a reduction in the amounts received from various historical revenue-sharing arrangements with our customers who operate electronic marketplaces due to a decline in the use of those marketplaces. For example, we are engaged in a payment dispute with Covisint, from whom we have received significant revenue-sharing payments in the past, and we do not expect to receive future revenues from Covisint, if any, until such dispute is resolved. In addition, as we have shifted our focus from our prior supplier relationship management and marketplace-focused products, some of these customers have reduced or cancelled support and maintenance services for such products, which has reduced our overall support and maintenance revenues, and/or migrated to shorter-term payments, which affects the stability of those revenues.

Our headcount reductions, which were made to further enable us to focus on our core product offerings, have taken place during 2001, 2002 and in each quarter of 2003. In January 2003, we divested to eScout LLC our CommerceOne.net division, which previously offered hosting, software subscription services, transaction-based marketplace services and content-related services. During the three months ended September 30, 2003, we recognized a total of approximately $0.1 million in services revenue from CommerceOne.net related services. As a result of this divestiture, we no longer expect to receive revenues from transaction fees, content or subscription services. In addition, we expect that hosting revenue will decline substantially and will be limited solely to the recognition of revenue that previously had been deferred. We expect that total services revenues may decline further in the short term primarily as a result of the decrease in the number of employees in our professional service division.  In addition, our new Commerce One Conductor platform product was released for general availability in March 2003, and we do not expect it to generate significant services engagements or maintenance revenues in the short term until the product is more broadly used by our customers.

We recognized $0.9 million in services revenues from SAP for the three months ended September 30, 2003, compared to approximately $8.2 million of services revenue for the three months ended September 30, 2002. We anticipate that such services revenues from SAP will decline throughout the remainder of 2003, and we do not expect significant services revenue, if any, from SAP after 2003.

Cost of Revenues

Cost of revenues, consisting of cost of services and cost of licenses, was approximately $12.4 million for the three months ended September 30, 2003 compared to $17.3 million for the three months ended September 30, 2002.

During the quarter ended September 30, 2003, we identified indicators of possible impairment relating to the Technology Agreement with Covisint.  The primary impairment indicator was the recent dispute and related negotiation with Covisint regarding Covisint's revenue share payment obligations to Commerce One. Because the projected undiscounted cash flows were below the current carrying value of the intangible asset, an impairment existed and we therefore performed a discounted cash flow analysis to value the asset. Based upon this analysis, we believe that the value of the Technology Agreement with Covisint is approximately $6 million. As a result, in the quarter ended September 30, 2003, we recorded an impairment charge of $8.4 million related to our Technology Agreement with Covisint. The presence of indicators of impairment in future periods may result in further impairment of our intangible assets.

Cost of license fees for the three months ended September 30, 2003 was $8.9 million compared to $2.3 million for the three months ended September 30, 2002. Cost of license fees primarily consist of $8.9 million of amortization and impairment relating to the cost of the Technology Agreement with Covisint as well as royalties due to third parties, software media and duplication costs and software documentation costs. Costs related to the Technology Agreement were $8.9 million and $1.6 million for the three months ended September 30, 2003 and 2002, respectively. The significant increase was due to a $8.4 million charge related to the impairment of the Technology Agreement intangible asset during the three months ended September 30, 2003.

Cost of services, which primarily consists of personnel and related costs, third party consulting costs and software maintenance and training costs, was $3.6 million compared to $15.1 million for the three months ended September 30, 2003 and 2002, respectively. The $11.5 million decrease in cost of services resulted primarily from the divestiture and closure of a number of service operations (including consulting, technical support and CommerceOne.net operations) no longer directly related to our core product offering. These divestitures and closures occurred in the fourth quarter of 2001, the first quarter of 2002 and the first quarter of 2003. The number of employees engaged in professional service activity decreased to approximately 71 at September 30, 2003 from approximately 280 at September 30, 2002. Consistent with the decrease in the size of our professional services organization, we expect a decline in professional services costs through the fourth quarter of 2003.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related cost and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $4.0 million and $19.2 million for the three months ended September 30, 2003 and 2002, respectively. The decrease between 2002 and 2003 was primarily attributable to $6.4 million in savings from a decrease in the average number of sales and marketing personnel during the year, a decrease in marketing-related activity, and an $0.8 million decrease in commissions paid as a result of the decline in overall revenue. The number of employees engaged in sales and marketing decreased to approximately 43 at September 30, 2003 from approximately 220 at September 30, 2002 as a result of our corporate restructuring efforts. We expect that sales and marketing expenses will decline through the fourth quarter of 2003.

Product Development Expenses

Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $5.7 million and $18.0 million for the three months ended September 30, 2003 and 2002, respectively. During the quarter ended September 30, 2003, these expenses related primarily to the continued development of our new Commerce One Conductor platform product, which was released in general availability form in March 2003, and certain expenses pertaining to ongoing development of our SRM applications. The $12.3 million decrease in product development expenses between the second quarters of 2003 and 2002 was primarily attributable to $11.1 million savings from a reduction in personnel as well as $0.8 million in lower subcontractor-related expenses to support development of our products. The number of employees engaged in product development decreased to approximately 88 at September 30, 2003 from approximately 430 at September 30, 2002. We expect total product development expenses to decrease in the last quarter of 2003 due to our reductions in force.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and related costs for executive, administrative and finance personnel. General and administrative expenses were approximately $1.8 million and $4.6 million for the three months ended September 30, 2003 and 2002, respectively. The $2.8 million decrease resulted primarily from $2.3 million in savings from a decrease in the average number of general and administrative personnel employed during the period. The number of employees engaged in general and administrative functions decreased to approximately 21 at September 30, 2003 from approximately 130 at September 30, 2002. We expect general and administrative expenses will decrease over the remainder of 2003 due primarily to the decrease in the average number of employees in this area as a result of our restructuring efforts.

Stock Compensation

Stock compensation expenses result from the grant of stock options, grant of restricted common stock and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock.

Stock compensation totaled approximately $1.6 million and $1.0 million in the three months ended September 30, 2003 and 2002, respectively. In September 2003, the Board of Directors approved the acceleration of vesting of certain "out-of-the-money" employee stock options related to the prior acquisitions of Exterprise, Mergent and AppNet. This accelerated vesting created a one-time $1.0 million charge in stock compensation expense during the quarter incremental to the third quarter amortization charge of $0.6 million. As a result of the full vesting of these stock options, we do not expect any future additional charge to stock compensation expense for deferred compensation related to these acquisitions. The expense related to a restricted stock grant made to our employees in May 2001 was being amortized over a two-year vesting period and was fully vested by May 2003.

Restructuring Charges

For the quarter ended September 30, 2003, we incurred an approximately net expense of $1.0 million in restructuring charges related primarily to employee related expenses such as severance and benefits. These charges arose from plans to reduce our overall employee population to 200 employees. We anticipate that substantially all remaining payments to terminated employees accrued as restructuring costs will be paid during the fourth quarter of 2003. This reversal was due to a charge of $2.1 million related to severance costs, offset by approximately $8.5 million as a result of the real estate lease settlement agreements reached in the second quarter. (See section entitled "Real Estate Obligations" in "Management's Discussion and Analysis of Financial Condition and Results of Operation" in this Quarterly Report on Form 10-Q for more information on our real estate lease settlement agreements.) Changes in the actual or estimated charges, such as the actual amount of future lease cancellation costs or termination payments to employees, will have an impact on the Company's future results of operations. For example, if these costs are higher than estimated, we will incur further restructuring expenses, which will decrease our results of operations and may decrease our cash position.

As of September 30, 2003, as a result of restructurings in 2001, 2002 and the first and second quarter of 2003, we have an accrued liability recorded of $5.7 million for estimated future costs related to past restructurings.

In October 2003, we announced further plans to reduce our overall employee population to approximately 116 employees. We anticipate that the restructuring costs resulting from this October plan will be approximately $3.4 million and will be incurred in the fourth quarter of 2003.

For more information regarding our restructuring, see Note 5 to our Condensed Consolidated Financial Statements contained in this Form 10-Q.

Amortization of Intangible Assets

Amortization of intangible assets was $0.2 million for the three months ended September 30, 2003 compared to $2.9 million for the three months ended September 30, 2002. The $2.7 million decrease is due to the impairment of intangible assets recorded during the year ended December 31, 2002. We expect the amortization charges to remain approximately the same through 2005 absent any further intangible impairments or intangible acquisitions.

Interest Income and Other, Net

Interest income and other, net, increased to $1.5 million for the three months ended September 30, 2003 compared to $0.5 million for the three months ended September 30, 2002. The approximate $1.0 million increase is attributable to $0.6 million recognized due to the sale of a small non-core business to Computer Horizons Corporation during the quarter and a $0.3 million gain on the proceeds of a note, previously written off, related to a prior disposition of Connective Commerce LLC, one of our former services divisions.

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

Other Expense Related Item

During the quarters ended March 31 and June 30, 2003, we recognized too much rent expense due to a clerical error. The aggregate amount of these errors was approximately $0.9 million. We adjusted this error by reversing the over-expensed amount of $0.9 million in the quarter ended September 30, 2003.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenue

Total revenues for the nine months ended September 30, 2003 decreased to approximately $27.1 million compared to $86.0 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, other than related party revenues earned through transactions with SAP, which accounted for approximately 13% of our revenues, no other customer accounted for more than 10% of revenue.

License Revenue

License revenues for the nine months ended September 30, 2003 decreased to approximately $4.9 million compared to $24.1 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, approximately $0.9 million of license revenue was attributable to the reversal of license revenue reserves in accordance with our revenue recognition policy as outlined in the section titled "Critical Accounting Policies and Estimates". The decrease in license revenues relative to the same period in the prior year primarily resulted from a $19.3 million decline in license fee royalties from SAP as a result of the general decline of the demand for emarketplace solutions; a significant slowdown in technology spending coupled with the continued general economic downturn; the continued intense competition in the market for supplier relationship management ("SRM") applications; and the nascence of our flagship product, the Commerce One Conductor platform, which was first introduced for general availability in March 2003; all of which resulted in fewer customer orders and lower average selling prices. Revenues recorded as royalty payments from SAP previously have represented a substantial portion of our revenues but have declined substantially over time. Royalty payments from SAP constituted approximately $0.4 million of our license revenue for the nine months ended September 30, 2003, compared to approximately $19.5 million for the nine months ended September 30, 2002. We do not anticipate that we will generate significant license revenues, if any, through transactions with SAP in the future.

Services Revenue

Services revenues decreased to approximately $22.2 million for the nine months ended September 30, 2003 compared to $61.9 million for the nine months ended September 30, 2002. This $39.7 million decrease in services revenues primarily resulted from the downsizing of our Global Services division through reductions in force and divestitures, and a decrease in revenues from maintenance services commensurate with the overall decline in license revenues.  In addition, we have experienced a reduction in the amounts received from various historical revenue-sharing arrangements with our customers who operate electronic marketplaces due to a decline in the use of those marketplaces. For example, we are engaged in a payment dispute with Covisint, from whom we have received significant revenue-sharing payments in the past, and we do not expect to receive future revenues from Covisint, if any, until such dispute is resolved. In addition, as we have shifted our focus from our prior supplier relationship management and marketplace-focused products, some of these customers have reduced or cancelled support and maintenance services for such products, which has reduced our overall support and maintenance revenues, and/or migrated to shorter-term payments, which affects the stability of those revenues.

Our headcount reductions, which were made to further enable us to focus on our core product offerings, took place during 2001, 2002 and in each quarter of 2003. In January 2003, we divested to eScout LLC our CommerceOne.net division, which previously offered hosting, software subscription services, transaction- based marketplace services and content-related services. During the nine months ended September 30, 2003, we recognized a total of approximately $3.1 million in services revenue from CommerceOne.net related services. As a result of this divestiture, we no longer expect to receive revenues from transaction fees, content or subscription services. In addition, hosting revenue has declined substantially and will be limited solely to the recognition of revenue that previously had been deferred. We expect that services revenues will decline further in the short term primarily as a result of the decrease in the number of employees in our professional service division.  In addition, our new Commerce One Conductor platform product was released for general availability in March 2003, and we do not expect it to generate significant services engagements or maintenance revenues until and unless the product is more broadly used by our customers.

We recognized $3.1 million in services revenues from SAP for the nine months ended September 30, 2003, compared to approximately $12.0 million of services revenue for the nine months ended September 30, 2002. We continue to provide support services through SAP related to our joint solutions through December 31, 2003 for a fixed fee of $500,000 per quarter. Due to the expiration of our Strategic Alliance Agreement with SAP in September 2003, this fee arrangement will terminate on December 31, 2003 and we do not expect to receive any further services revenue from SAP after 2003.

Cost of Revenues

Cost of revenues, consisting of cost of services and cost of licenses, was approximately $28.0 million for the nine months ended September 30, 2003 compared to $213.4 million for the nine months ended September 30, 2002.

During the quarter ended September 30, 2003, we identified indicators of possible impairment relating to the Technology Agreement with Covisint.  The primary impairment indicator was the recent dispute and related negotiation with Covisint regarding Covisint's revenue share payment obligations to Commerce One. Because the projected undiscounted cash flows were below the current carrying value of the intangible asset, an impairment existed and we therefore performed a discounted cash flow analysis to value the asset. Based upon this analysis, we believe that the value of the Technology Agreement with Covisint is approximately $6 million. As a result, in the quarter ended September 30, 2003, we recorded an impairment charge of $8.4 million related to our Technology Agreement with Covisint. The presence of indicators of impairment in future periods may result in further impairment of our intangible assets.

Cost of license fees for the nine months ended September 30, 2003 was $9.7 million compared to $156.9 million for the nine months ended September 30, 2002. Costs related to the Technology Agreement were $9.9 million and $154.7 million for the nine months ended September 30, 2003 and 2002, respectively. Included in the cost of license fees for the nine months ended September 30, 2003 was approximately $8.4 million relating to an impairment of the Technology Agreement intangible asset recognized in the third quarter. The overall significant decrease was due to a $145.8 million charge related to the impairment of the Technology Agreement intangible asset during the nine months ended March 31, 2002.

Cost of services was $18.3 million compared to $56.6 million for the nine months ended September 30, 2003 and 2002, respectively. The $38.3 million decrease in cost of services resulted primarily from the divestiture and closure of a number of service operations (including consulting, technical support and CommerceOne.net operations) no longer directly related to our core product offering. These divestitures and closures occurred in the fourth quarter of 2001, the first quarter of 2002 and the first quarter of 2003. The number of employees engaged in professional service activity decreased to approximately 71 at September 30, 2003 from approximately 280 at September 30, 2002. Consistent with the decrease in the size of our professional services organization, we expect a decline in professional services costs through the fourth quarter of 2003.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $17.2 million and $68.3 million for the nine months ended September 30, 2003 and 2002, respectively. The $51.1 million decrease between 2002 and 2003 was primarily attributable to $23.6 million in savings from a decrease in the average number of sales and marketing personnel during the year, a decrease in marketing-related activity, a $2.1 million decrease in commissions paid as a result of the decline in overall revenue, and a $7.0 million decrease in depreciation due to the impairment of fixed assets recorded at the end of 2002. The number of employees engaged in sales and marketing decreased to approximately 43 at September 30, 2003 from approximately 220 at September 30, 2002 as a result of our corporate restructuring efforts. We expect that sales and marketing expenses will decline through the fourth quarter of 2003.

Product Development Expenses

Product development expenses were approximately $23.7 million and $62.3 million for the nine months ended September 30, 2003 and 2002, respectively. During the quarter ended September 30, 2003, these expenses related primarily to the development of our new Commerce One Conductor platform product, which was released in general availability form in March 2003, and certain expenses pertaining to ongoing development of our SRM applications. The $38.6 million decrease in product development expenses between the first quarters of 2003 and 2002 was primarily attributable to $33.3 million in savings from the decrease in personnel as well as $2.6 million in lower subcontractor-related expenses to support development of our products. The number of employees engaged in product development decreased to approximately 88 at September 30, 2003 from approximately 430 at September 30, 2002. We expect total product development expenses to decrease in the last quarter of 2003 due to our reductions in force.

General and Administrative Expenses

General and administrative expenses were approximately $7.6 million and $22.7 million for the nine months ended September 30, 2003 and 2002, respectively. The $15.1 million decrease resulted primarily from $10.4 million in savings from the decrease in the average number of general and administrative personnel employed during the period. The number of employees engaged in general and administrative functions decreased to approximately 21 at September 30, 2003 from approximately 130 at September 30, 2002. We expect general and administrative expenses will decrease over the remainder of 2003 due primarily to the decrease in the average number of employees in this area as a result of our restructuring efforts.

Stock Compensation

Stock compensation totaled approximately $3.4 million and $7.2 million in the nine months ended September 30, 2003 and 2002, respectively. The decrease was primarily related to cancellation of employee stock options as employees have terminated their employment with Commerce One. In September 2003, the Board of Directors approved the acceleration of vesting of certain "out-of-the-money" employee stock options related to the prior acquisitions of Exterprise, Mergent and AppNet. This accelerated vesting created a one-time $1.0 million charge in stock compensation expense during the quarter incremental to the third quarter amortization charge of $0.6 million. As a result of the full vesting of these stock options, we do not expect to incur any future additional charge to stock compensation expense for deferred compensation related to these prior acquisitions. The expense related to a restricted stock grant made to our employees in May 2001 was amortized over a two-year vesting period and was fully vested by May 2003.

Restructuring Charges

For the nine months ended September 30, 2003, we incurred approximately $5.6 million in net restructuring charges. Restructuring charges totaled approximately $19.3 offset by approximately $13.7 million, primarily as a result of the real estate lease settlement agreements reached in the second quarter. (See section above entitled "Real Estate Obligations" in "Management's Discussion and Analysis of Financial Condition and Results of Operation" in this Quarterly Report on Form 10-Q for more information on our real estate lease settlement agreements.) The restructuring costs in the nine months ended September 30, 2003 resulted primarily from employee related expenses such as severance pay and benefits as the company reduced it overall headcount from approximately 779 employees at December 31, 2002 to approximately 236 as of September 30, 2003. In addition, during the nine months ended September 30, 2003 we incurred lease related restructuring charges in the amount of approximately $5.2 million, including the sublease of the property in Pleasanton, California currently being used as our corporate headquarters. This will be effective in January 2004, however the difference between the sublease income and the contractual rent obligation was accrued in the quarter ended June 30, 2003. The restructuring activity focused on further reduction of our operating expenses as the company focused its resources on our core product initiatives. We anticipate that substantially all remaining payments to terminated employees accrued as restructuring costs will be paid during the fourth quarter of 2003.

As of September 30, 2003, as a result of restructurings in 2001, 2002 and the first and second quarter of 2003, we have an accrued liability recorded of $5.6 million for estimated future costs related to past restructurings.

In October 2003, we announced further plans to reduce our overall employee population to approximately 116 employees. We anticipate that the restructuring costs resulting from this October plan will be approximately $3.4 million and will be incurred in the fourth quarter of 2003.

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

Amortization of Intangible Assets

Amortization of intangible assets was $0.5 million for the nine months ended September 30, 2003 compared to $9.0 million for the nine months ended September 30, 2002. The decrease is due to the impairment of intangible assets recorded during the year ended December 31, 2002. We expect the amortization charges to remain approximately the same through 2005 absent any further intangible impairments or acquisitions of intangibles.

Interest Income and Other, Net

Interest income and other, net, decreased to $3.5 million for the nine months ended September 30, 2003 compared to $4.1 million for the nine months ended September 30, 2002. The decrease was primarily attributable to a lower average cash and investment balance in 2003 compared to 2002, along with the general decline in average interest rates. Included in interest income and other, net during the nine months ended September 30, 2003 was $0.6 million recognized due to the sale of a small non-core business to Computer Horizons Corporation during the quarter and a $0.3 million gain on the proceeds of a note, previously written off, related to a prior disposition of one Connective Commerce LLC, one of our former services divisions.

Other Expense Related Item

During the quarters ended March 31 and June 30, 2003, we recognized too much rent expense due to a clerical error. The aggregate amount of these errors was approximately $0.9 million. We adjusted this error by reversing the over-expensed amount of $0.9 million in the quarter ended September 30, 2003.

RISK FACTORS

If we are not able to raise additional capital, we encounter larger than anticipated expenses, or our revenues do not increase significantly, our cash position may not be sufficient to sustain our business operations through 2003 and will not be sufficient to sustain our business into 2004.

As of September 30, 2003, we had approximately $15.1 million in cash and cash equivalents, restricted cash and investments. Of this amount, $11.9 million represented unrestricted cash and short-term investments that we can use to fund operations. Because our business operations currently use more cash than is generated, the cash used each quarter substantially reduces the cash available to fund our continuing operations and future capital requirements. Although we expect that our cash outflows will decrease as a result of our reductions in force and our continuing expense reduction efforts, we continue to have significant negative cash flows from operations.

In October 2003, we announced that our license revenues for the quarter ended September 30, 2003 were approximately 70% less than our initial forecasts. In response to this revenue shortfall, we have taken additional steps to reduce our operational expenses, including further reductions in force and employee furloughs. We believe that these actions, along with our planned cash collections and other expected cash inflows, will allow us to fund our operations through 2003. However, if we encounter unexpected expenses (such as greater than anticipated expenses associated with our employee reductions in the U.S. or internationally), we do not receive our expected cash collections or other cash inflows, we do not settle our payment dispute with Covisint or our revenues do not meet our expectations, we may not have sufficient funds to sustain our operations through the 2003 calendar year. In addition, we cannot assure you that we will have available cash resources to continue our operations beyond the end of 2003.

We expect that we will need at least an additional $15 million to finance our operations for the twelve months following this quarterly report. As a result, we will need to significantly increase our revenues and /or raise additional capital to meet our liquidity and capital needs in 2004 and beyond. We may seek to raise such additional capital through, among other things, potential asset sales, additional equity or debt financings, the settlement of our outstanding payment dispute with Covisint, or some combination of these. In October 2003, the Company announced that it is evaluating various avenues for raising additional capital and other strategic alternatives, which may include the possible sale of some or all of the Company's business, and that we have retained investment bank Broadview International LLC to assist in exploring the Company's strategic alternatives. The current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding. In addition, the rights of our Series B Preferred Stock holder, BayStar, may discourage other potential investors and diminish our ability to obtain additional financing. If our revenues do not increase substantially, we are unable to obtain additional financing, we do not receive our expected cash collections or other cash inflows, we do not settle our payment dispute with Covisint, or we encounter expenses or cash outlays that are larger than expected, our remaining cash reserves will not be sufficient to sustain our operations into 2004. If we do not have sufficient cash to fund our current operations, we will need to pursue other alternatives such as the sale of some or all of our assets, dramatically reducing or discontinuing some or all of our operations or filing for bankruptcy protection. If we do file for bankruptcy protection, there can be no assurance that we can effectively reorganize the Company under Chapter 11 of the Bankruptcy Code or that we would be able to earn sufficient proceeds from a liquidation of the Company under Chapter 7 of the Bankruptcy Code to pay all of our creditors or provide any proceeds to our stockholders.

We may not be able to fund our ongoing operations by selling corporate assets.

In October 2003, we announced that we were evaluating various options for raising additional capital, including the possible sale of some or all of the Company's business operations. Toward that end, we have retained investment bank Broadview International LLC to assist in exploring the Company's strategic alternatives. However, there are significant uncertainties surrounding our ability to raise money by selling corporate assets. For example, selling some or all of our business could be a lengthy process, and we may not have sufficient cash to sustain our operations long enough to consummate a sale. An asset sale may also require shareholder approval, which may delay the process and which might not be granted. Even if we are able to obtain any necessary shareholder approval and close a sale quickly enough to sustain our ongoing operations, we cannot assure you that we will be able to obtain a sufficient cash payment from such sale(s) to sustain our operations on an ongoing basis. For example, we have in the past licensed source code to some of our customers of our products, primarily our Supplier Relationship Management products, on a limited basis. While these license agreements provide for limited use of such code and have provided us with short-term revenue, such licenses may diminish the potential value of such products in a potential asset sale. If it becomes necessary to raise money through the sale of corporate assets, and we cannot do so quickly enough or obtain any required shareholder approval and/or cannot obtain sufficient funds as a result of such sales, our continued viability could be severely damaged.

Our limited operating history and a history of losses may limit our ability to raise additional capital, sell our products and services and fund continued operations.

We incurred net losses of $589.8 million, $2,584.1 million, and $ 344.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. We also incurred a loss of $24.4 million and $59.8 million for the three and nine months ended September 30, 2003, respectively. As of September 30, 2003, we had an accumulated deficit of $3,681.2 million. We will need to generate significant additional revenues to avoid losses in the future. If we do not decrease our losses in the future, our business may suffer in a number of ways, including increased difficulties in obtaining additional capital, selling our products and services (since nearly all customers require future support) and funding our continued operations.

Our continued viability largely depends upon the success of our new Commerce One Conductor platform.

As our business model has moved toward enterprise software solutions (i.e., sales to companies for their own internal use) and away from our historical focus on electronic marketplaces, we have developed a new composite application platform, called Commerce One Conductor. The Commerce One Conductor platform was released for general availability in March of 2003. The Commerce One Conductor platform and related solutions are the primary focus of Commerce One's development and sales efforts, and our continued viability as a company depends upon our ability to release and deliver the products in a timely fashion and to establish a market for this relatively new category of products which may be perceived to depart from Commerce One's historical focus. Given the ongoing downturn in enterprise technology spending, the complexity and youth of our new technology, and the intense competition among enterprise software providers, our ability to generate a significant and sustainable market demand for our new solutions is uncertain. We also face concern from existing and potential customers as to our ongoing viability and our ability to provide long-term product support, which further inhibits our ability to sell our products. During 2003, revenues from sales of the Commerce One Conductor platform thus far have represented a relatively small percentage of our license revenues, and we have continued to experience long sales cycles. In addition, we announced that our license revenues for the quarter ended September 30, 2003 were approximately 70% less than our initial forecasts, largely due to lower than anticipated sales of the Commerce One Conductor platform. If we do not sell a significant number of licenses for our new Commerce One Conductor platform in the future, our revenues, and hence our business, will be significantly harmed.

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

The current downturn and uncertainty in global economic and market conditions have decreased and may continue to decrease demand for our products and services. If the current economic downturn continues or worsens, our business, financial condition and results of operations could be seriously harmed. In addition, the September 11, 2001 terrorist attacks in the United States, the subsequent U.S. military operations abroad, and potential future related events may adversely affect our business. Primarily as a result of economic conditions, spending on enterprise software has been dramatically reduced across industries. As a result, we have experienced decreased demand and may continue to experience decreased demand for our products and services. In addition, the economic downturn has made it increasingly difficult for companies, in particular technology companies, to raise capital. If general economic conditions do not improve, we may not be able sufficiently increase revenues or raise capital to continue operations, regardless of our operating expense reductions and the introduction of new products.

Our financial condition will be harmed if revenues continue to be volatile and fall below our expectations.

Our revenues and operating results are difficult to forecast and may fluctuate substantially from quarter to quarter due to a number of factors, including the following:

    the demand for and the price that customers are willing to pay for our new and unproven products and related services are difficult to predict;

    our sales cycle is relatively long, sometimes six months or longer, and may result from delays associated with our customers' budgeting and approval process that are difficult to predict;

    customers may unexpectedly postpone or cancel purchases of our products and services;

    a significant portion of our revenues has in the past been derived from a small number of license sales that typically are completed during the last few weeks of the quarter;

    the size of licensing transactions can vary significantly; and

    we have a limited operating history from which to predict our revenues and operating expenses.

If our revenues continue to fall below our expectations, our business operating results and financial condition will be harmed significantly.

Our restructuring initiatives and divestitures may not reduce our operating expenses sufficiently and could result in business distractions or negative market perception that reduce our ability to close revenue transactions.

We implemented restructuring plans throughout 2002 and 2003. The primary objectives of our restructuring plans have been to reduce our operating expenses and to focus on new products. We also implemented certain strategic initiatives designed to strengthen our operations. These plans include without limitation, reductions in our workforce and facilities, improved alignment of our organization around our core business objectives and realignment of our sales force, professional services and general and administrative functions. Workforce reductions temporarily impact our remaining employees, including those directly responsible for sales or services, which may affect their productivity and hence, our future revenues. In addition, the failure to retain and effectively manage remaining employees could increase our costs and hurt our development and sales efforts.

In addition, in early 2003, we divested certain services operations, including CommerceOne.net, our hosted services offering, and we may engage in similar divestitures in the future. While we believe that such divestitures benefit us by reducing overall costs and allowing us to focus on our core business objectives, such divestitures reduce overall revenue in the short term. For example, during 2002, we recognized a total of $11.8 million from services provided by CommerceOne.net. As a result of the divestiture of this division, we will no longer receive additional revenues from these operations. Additionally, divestitures could cause disruption for our remaining and transitioning employees, reducing overall productivity.

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

A substantial percentage of our outstanding common stock is held by stockholders that are currently subject to contractual provisions that restrict their ability to sell all or a portion of their shares of our common stock. These stockholders are SAP AG, which beneficially owns approximately 20% of our outstanding common stock, and Ford Motor Company and General Motors Corporation, which each own 1,440,000 shares of our common stock, or approximately 4.9% of our outstanding common stock. The contractual restrictions on the ability of Ford and General Motors to sell their shares will terminate on December 8, 2003. The contractual restrictions on SAP's ability to sell its shares generally prohibit SAP from transferring more than 50% of its shares prior to June 28, 2004, and any transfers it may make are subject to certain limitations on open market sales and transfers to persons who after the transfer will hold in excess of 10% of our voting power. In addition, these stockholders possess certain registration rights that will, in certain circumstances, require us to register these stockholders' resale of their shares.

In July 2003, we issued 100,000 shares of Series B Preferred Stock to BayStar that are initially convertible into approximately 4,297,748 shares of our common stock. The number of shares of common stock issuable upon conversion of the Series B Preferred Stock may increase over time pursuant to the dividend payments. We also issued to BayStar warrants to purchase an additional 2,209,945 shares of our common stock. We filed a registration statement with the SEC to register the resale of the common stock issuable upon conversion and exercise of these securities. Once that registration statement is declared effective by the SEC, BayStar may decide to convert some or all of the Series B Preferred into common stock, and such common stock would be freely tradable in the public market. In addition, SAP has exercised its right to have 5,254,431 shares of our common stock included in this registration statement, which SAP could sell subject to the contractual limitations described above. As a result, these stockholders may be able to sell a significant number of shares of our common stock on the open market in a short period of time. These sales, or the perception that these sales may occur, could cause the market price of our common stock to decline and could make it more difficult for us to raise equity financing in the future.

If we breach certain commitments we have made to BayStar in connection with their purchase of Series B Preferred Stock, or upon a change of control, we may be required to redeem the Series B Preferred Stock they have purchased which we may not have the cash or liquidity to do.

If we do not timely convert shares of Series B Preferred Stock into common stock when requested, timely file and have declared effective the registration statement on Form S-3 filed on August 22, 2003 covering the resale of the common stock underlying the Series B Preferred Stock, maintain the listing of our common stock on the Nasdaq National Market or the Nasdaq SmallCap Market or if we consummate a change of control (including a merger, acquisition or sale of all or substantially all of our assets), then BayStar may be able to require us to redeem all of the Series B Preferred Stock at a redemption price equal to the greater of 120% of the original purchase price plus any accrued and unpaid dividends or the value of the Series B Preferred Stock on an as converted to common stock basis based on the closing bid price of our common stock on the day prior to the default or change of control. In October 2003, we announced that we are evaluating various avenues for raising additional capital and other strategic alternatives, which may include the possible sale of some or all of the company's business, and that we have retained investment bank Broadview International LLC to assist in exploring our strategic alternatives. If such a sale constitutes a change of control, BayStar may choose to require us to redeem its shares at a premium as described above. In addition, many of the events that could require us to redeem the Series B Preferred Stock are not entirely within our control. If we do not have the cash to redeem the Series B Preferred Stock and are required to do so, we will have to raise additional capital that may not be available upon terms acceptable to us, or at all. If we cannot raise sufficient cash to redeem the Series B Preferred Stock in such case, then we may default in our obligations to BayStar.

If we ever liquidate the company, outstanding shares of Series B Preferred Stock will receive a liquidation preference over our common stock and, if proceeds are not sufficient to pay the entire liquidation preference, holders of common stock may not receive anything.

If we ever liquidate the company, the outstanding shares of Series B Preferred Stock will receive a liquidation preference over our common stock. The Series B Preferred Stock liquidation preference per share is equal to the greater of the initial purchase price plus any accrued and unpaid dividends (or an aggregate of $10 million plus any accrued and unpaid dividends based on the current outstanding shares of Series B Preferred Stock) or the value of the Series B Preferred Stock on an as converted to common stock basis based on the closing bid price of our common stock on the day prior to the liquidation plus any accrued and unpaid dividends. The liquidation preference reduces the amount of proceeds available to the holders of our common stock in a liquidation of the company's assets and, if the proceeds are not sufficient to pay the entire liquidation preference, there may not be any proceeds available for the holders of common stock following such liquidation.

Managing operations in a changing environment and transitioning to new independent accountants could strain our management and cause our operations to suffer.

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. In 1999 and 2000, we experienced significant growth in our workforce and expenditures, followed by a significant decline in 2001, 2002 and the first nine months of 2003. These changes place a strain on our managerial resources and make planning more difficult. In addition, in October of 2003 our certifying accountant Ernst & Young LLP informed us that it intends to resign as our independent accountant following the completion of its review of this Form 10-Q. Engaging a new independent accountant to audit our financial statements and transitioning our financial records to a new independent account may require substantial board and management time and attention. While we manage these rapid changes, we must also compete effectively and manage our operations by maintaining and enhancing our financial and accounting systems and controls, integrating new and existing personnel and managing operations with fewer personnel. If we cannot effectively manage and plan in this rapidly changing environment, our operations will suffer.

If we are not able to engage new independent auditors in time for our year-end audit, we will not be able to provide our stockholders with audited financial statements which could have a material adverse impact on our stock price.

Ernst & Young has informed us that it intends to resign as our independent accountant following the completion of its review of this Form 10-Q. We have not yet identified and engaged new independent auditors. If we are not able to engage new independent auditors in time for our year-end audit, we will not be able to provide our stockholders with audited financials for the fiscal year ended December 31, 2003. If we are not able to provide these audited financials, our stockholders may not have confidence in the financials we produce, we will be in violation of the requirements of the Securities and Exchange Act of 1934, as amended, and the listing requirements of the Nasdaq National Market and, ultimately, our stock price may decline substantially as a result.

Our real estate settlements could be jeopardized if we seek bankruptcy protection, or if we are forced into an involuntary bankruptcy proceeding by creditors.

We have entered into a number of real estate settlement agreements pursuant to which we paid cash and stock to reduce our long-term lease obligations. All of those agreements contain provisions that invalidate the settlements in the event we seek bankruptcy protection and/or are involuntarily forced into a bankruptcy proceeding within a period of time after the agreements were signed or payments were made. This period is generally 90 days after signing the agreements, but in some agreements in which future payments are required, the potential invalidation period continues until those future payments are made. In those situations, our pre-settlement lease obligations would remain in effect and Commerce One would be entitled to recover or receive credit for the consideration it paid for the settlement(s) at issue. If some or all of our real estate settlements were to become ineffective by virtue of a bankruptcy proceeding, our ability to emerge from bankruptcy and continue as a viable enterprise could be severely damaged.

We may experience difficulty collecting on our accounts due to the nature of some of our customers.

Some of our customers are small emerging growth companies with limited credit operating histories that are operating at a loss and have limited access to capital. With the significant downturn in the economy and uncertainty relating to the prospects for near-term economic growth, some of these customers represent a credit risk. In addition, a small number of our customers historically have accounted for a significant amount of our accounts receivable. At September 30, 2003, two customers, Exostar and Covisint, accounted for 10% and 34% of our net accounts receivable balance. We have brought a collections action against one of these customers, Covisint, seeking payment of amounts approximating $6 million by the end of 2003. If our customers experience financial difficulties, or if we are unsuccessful in our arbitration against Covisint, we may have difficulty collecting on our accounts receivable and our cash position would suffer materially.

Our executive officers and certain key personnel are critical to our business and if one or more of these officers and key personnel leave us, we may not be able to compete effectively and meet our operating goals.

Our future success depends upon the continued service of our executive officers and other key personnel, and none of these individuals is bound by an employment agreement for any specific term. In addition, our ability to retain key personnel could be impacted by our various cost-cutting measures and continued workforce reductions. Any of these officers or employees may leave our organization in the future. In particular, the services of Mark Hoffman, our Chairman of the Board, Chief Executive Officer and President would be difficult to replace. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition may be seriously harmed.

If we are not able to retain essential personnel, we may not be able to meet our operational goals.

Our future performance depends on the continued service of certain key employees. Our ability to retain key employees is becoming more difficult given the decline in our business, the drop in our stock price, our prolonged and ongoing cost-cutting measures, and overall employee concerns about our ongoing viability. This is of particular concern in our Engineering group, where a relatively small number of employees have control over, and knowledge of, our source code and product information. To the extent we replace any employees who resign, those new hires may require extensive training before they achieve effective levels of productivity. If we fail to retain our key employees or to attract other highly qualified personnel, our business will suffer.

Our significant reductions in our professional services group may hinder our ability to sell our products and may cause us to depend more heavily upon creating relationships with third-party systems integrators to support our new solutions.

Our success depends upon the acceptance and successful implementation and integration by our customers of our products. We have implemented reductions in our workforce in 2001, 2002 and in each quarter of 2003, which included significant reductions in our professional services headcount. While we believe that these actions were necessary in order to reduce operating expenses and to realign our organization to focus on our core products, these reductions may be perceived negatively by potential customers who require integration services in connection with the purchase of a product license and may therefore hinder our ability to sell our products. As a result of these downsizings, and/or due to existing relationships between our customers and third party systems integrators, our current and potential customers often rely on third-party systems integrators such as Accenture, EDS, Computer Sciences Corporation, PricewaterhouseCoopers LLP and others to develop, deploy and manage their composite management platforms and solutions. We, and our customers, will need to continue to rely on these systems integrators, particularly in light of the recent downsizings of our Global Services division, which competes with these systems integrators to some extent. Thus far, systems integrators are largely unfamiliar with our Commerce One Conductor platform, as it is a new product that was released in March 2003. If we are unable to generate support of our new solutions, particularly our Commerce One Conductor platform, from large systems integrators or if any of our customers or suppliers are not able to successfully integrate our solutions, our business, operating results and financial condition could suffer.

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

The rates we are able to charge for our professional services and the utilization, or chargeability, of our professional services organization are a large component of our overall gross margin, and therefore our operating results. Accordingly, if we are not able to maintain the rates we charge for our professional services or an appropriate utilization rate for our professionals, we will not be able to sustain our gross margin and our operating results will suffer. When we introduced our new Commerce One Conductor platform, we entered into arrangements with a limited number of "early adopter" customers (customers who agreed to use the beta form of the product) where certain of our services are offered without charge or at significantly reduced fees, reducing our overall gross margins. If we are unable to replace those limited offerings with substantial services projects at our normal rates, then our services revenues, utilization rates and gross margins from services will suffer. The rates we are able to charge for our professional services are affected by a number of factors, including our customers' perceptions of our ability to add value through our professional services, competition, the introduction of new services or products by us or our competitors, the pricing policies of our competitors and general economic conditions. Our utilization rates are also affected by a number of factors, including seasonal trends, primarily as a result of our hiring cycle and holiday and summer vacations, our ability to transition employees from completed projects to new engagements, our ability to forecast demand for our professional services and thereby maintain an appropriate headcount, and our ability to manage attrition. If we are unable to maintain our prices and utilization rates for our professional services, our margins and our operating results will be harmed.

We also have licensed source code to certain customers for some of our products for limited purposes. Although those source code license sales have generated short-term revenue, in the longer term they will reduce our services revenue stream because those customers have less need for customer support or professional services. If, over the long term, we cannot generate enough license sales to offset this lost services revenue, our business will suffer.

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

Our strategy of outsourcing development and maintenance of certain products to an offshore partner may not achieve the desired cost reductions or other expected results and could reduce the quality of our products or increase the chance of infringement of our intellectual property rights.

In the course of restructuring initiatives during 2002 and in early 2003, we reduced our engineering headcount significantly. In early 2003, we entered into an outsourcing agreement with Satyam Computer Services Limited, a software development firm located in India, to perform product development work for certain of our software applications. Although we have significantly scaled back our product development efforts, we may continue to use Satyam occasionally in the future.

While we have implemented various quality control measures in our outsourcing agreement with Satyam, we cannot guarantee the level and quality of service it will provide. If Satyam does not provide the expected results, our customers may experience quality problems and we may experience negative customer reaction, adverse publicity, or even legal claims. If such problems are significant, our reputation, financial condition and ultimately our business may be harmed.

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

Our stock price has fallen substantially during the past twenty-four months and traded below one dollar per share for a number of consecutive days during 2002. On September 16, 2002, we implemented a one-for-ten reverse split of our issued and outstanding shares of common stock. The reverse split was effective on September 16, 2002 and our common stock closed the following day at $2.37 per share. Subsequent to the reverse split, our stock price has experienced volatility and at times has traded below the level at which it traded immediately following the reverse split. It is possible that our stock price will continue to decline and/or trade below one dollar per share in the future. If our stock were to trade below one dollar for thirty consecutive trading days, and did not trade at or above one dollar per share for ten consecutive trading days during the following 180 calendar days, our stock could be de-listed by the Nasdaq Stock Market's National Market ("Nasdaq"). In addition, we may be de-listed if we do not maintain the other minimum continued listing requirements of Nasdaq including if, for example, we do not maintain stockholders equity of at least $10 million or in the alternative, maintain the minimum market value of our securities listed on Nasdaq. De-listing could make our stock more difficult to trade, reduce its trading volume, and further depress our stock price. De-listing also could weaken our ability to secure financing in the capital markets, which could materially impact our business operations and financial condition. In addition, if we implement another reverse split, the volatility of our stock could increase significantly because a second reverse split would severely reduce the number of our shares in the market and magnify the effect of large sales or purchases of our stock.

If we are unable to increase revenues generated from license fees, our gross margins will decline.

In most cases, our license revenues have a higher gross margin percent than our services revenues. Our services revenues represented a significant percentage of total revenues in 2002, representing 73% of total revenues for the year, and represented approximately 82% of total revenue for the nine months ended September 30, 2003. To the extent that services revenues continue to increase as a percentage of our total revenues, our overall gross margin will continue to decline. If we are not successful in increasing revenues from license fees, or we are not successful in increasing the gross margin of our services fees, our overall gross margins will suffer. For example, we have expected that most of our license revenues in 2003 would be derived from the sale of our new Commerce One Conductor platform, which was released for general availability in March of 2003 and remains largely untested in the market. Thus far, we have not generated significant license fees from the sale of the Conductor product. For example, we announced in October 2003 that our expected license revenues for the third quarter were 70% lower than we had previously forecasted in July 2003. If we are not able to generate significant license fees from our new solutions, our gross margins will suffer. Our expenses related to the cost of licenses sold are relatively fixed in the near term, and if our license revenues continue to decline any further, such a decline would have a disproportionately adverse impact on our gross margins reported in the near term.

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

In 2000, we entered into a strategic alliance agreement with SAP to jointly develop, market and sell e-commerce software products. A substantial portion of our license revenues in 2000, 2001 and 2002 were derived from this relationship, but such revenues have decreased significantly as our relationship has changed over time. In 2002, $19.7 million of our $28.6 million in license revenues and $6.5 million of our $76.9 million in service revenues came from SAP. In addition, SAP played an important role in selling our products to SAP's relatively large installed customer base. As a result of changes in our relationship with SAP, and changes in the marketplace, we do not expect to generate significant revenues, if any, from SAP in 2003 or thereafter. We derived $0.9 million in total revenues from SAP in the quarter ended September 30, 2003 compared to $8.2 million in total revenues from SAP in the quarter ended September 30, 2002. The Strategic Alliance Agreement expired at the end of September 2003 and, although certain rights of the parties (including without limitation certain distribution and royalty sharing rights) continue past expiration, we do not expect that we will receive any other benefits from our relationship with SAP in the future. If we do not increase our revenue from new and other existing customers, our operating results will be significantly harmed in the remainder of 2003 and the future.

Our revenues may not grow if we cannot resell our products through strategic relationships.

We have established limited strategic relationships with companies that resell and distribute our products to our customers, primarily in international locations. This strategy is unproven and, to date, some of our partners have been unsuccessful in reselling our products. Unless we are able to sell more of our products through resellers, our revenues and our business will continue to suffer.

The costs of our prior acquisitions may exceed the benefits derived from them.

As part of our business strategy, we have made several acquisitions of businesses that in our judgment offered complementary products, services and technologies. However, those acquisitions have not always provided the expected financial benefits. For example, in 2001 and 2002, we engaged in divestures of certain business units acquired in the AppNet acquisition that were not integrated into our overall strategy of developing and implementing our core products. Our acquisitions have been subject to the risks commonly encountered in acquisitions of businesses, including, among other things, difficulty in integrating operations and personnel, and the difficulty in integrating technology and services into our product and service offerings. Further, our acquisitions and investments in some cases have had negative financial consequences. For example, in accordance with generally accepted accounting principles, we conduct an impairment analysis of our intangible assets such as goodwill annually or whenever an event or change in circumstances occurs which would indicate potential impairment. Our acquisitions typically have included a significant amount of goodwill. If we discover significant impairment to the value of the goodwill as a result of any of these tests, we must record a corresponding non-cash impairment charge against our earnings that could negatively affect our reported profitability and our stock price. We recognized impairment related to the value of intangible assets acquired through acquisitions and investments in 2001 and 2002. These impairments have resulted in non-cash charges of $1,712.8 million in 2001 and $373.6 million in 2002. We may recognize additional impairments in the future on the remaining intangible assets and investments.

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

Our efforts to reduce expenses by closing foreign operations have been hampered by employment laws in some of those locations.

As part of our ongoing effort to manage our expenses and improve our financial condition, we have chosen to reduce and/or cease operations in a number of foreign locations. While those reductions and closures may be advantageous in the long run, the short-term costs have been significant in some of those locations due to restrictive employment laws and the relatively high cost of severance payments. Given the high cost of scaling back our international operations, we cannot assure you that we will ever realize the financial benefit of taking those steps, which have had, and may continue to have, negative consequences on our near-term financial condition through at least the remainder of 2003.

Because our business remains partially international, we continue to face numerous obstacles in other countries that increase our costs to do business.

A significant portion of our sales are made to customers in foreign countries. International business involves inherent difficulties and costs that may affect us or adversely affect our business or results of operations, including:

    longer payment cycles and greater difficulty in accounts receivable collection;

    difficulties in staffing and managing foreign offices as a result of, among other things, distance, language, costs and cultural differences;

    the impact of recessions in economies outside the United States;

    the impact of different employment laws in other countries, including without limitation laws providing for significant severance payments and benefits under certain circumstances;

    the global impact of armed or political conflicts;

    political instability;

    price controls or other restrictions on foreign currency;

    potentially harmful tax consequences, including withholding tax issues;

    fluctuating exchange and tariff rates;

    difficulty in protecting intellectual property;

    difficulties in obtaining export and import licenses;

    delays, difficulties and expenses associated with discontinuing operations in certain countries;

    foreign antitrust regulation; and

    inadequate technical and other infrastructure.

We also have only limited experience in marketing, selling, implementing and supporting our products and services outside the United States. These difficulties may adversely affect our business.

Product liability claims or other claims regarding the performance of our products or the nature of our services may harm our reputation, increase our costs or decrease our revenues.

We may be subject to product liability claims or other claims regarding the performance of our products, even though our license agreements typically seek to limit our exposure to such claims, because the contract provisions of our license agreements may not be sufficient to preclude all potential claims. Similarly, we design, develop, implement and manage solutions that are often crucial to the operation of our customers' businesses. Customers who are not satisfied with these services could bring claims against us for substantial damages. Additionally, our general liability insurance may be inadequate to protect us from all liabilities that we may face. The successful assertion of one or more large claims that are uninsured, exceed insurance coverage or result in changes to insurance policies, including premium increases, could have a material adverse effect on our business, financial condition or results of operations. We could be required to spend significant time and money litigating these claims, or where necessary, to pay significant damages. Such claims could also result in lost revenues, adverse publicity and negative customer reaction. As a result, any claim, whether successful or not, could harm our reputation, operating results, financial condition and ultimately our business.

If third parties claim that we infringe upon their intellectual property rights, our ability to use certain technologies and products could be limited and we may incur significant costs to resolve these claims.

Our business depends upon intellectual property, and litigation regarding intellectual property rights is common in the Internet and software industries. Intellectual property ownership issues may be complicated by the fact that our Global Services division has often developed intellectual property for its clients and, in order to carry out projects, frequently receives confidential client information. If an intellectual property infringement claim is filed against us, we may be prevented from using certain technologies and may incur significant costs to resolve the claim. In addition, we generally indemnify customers against claims that our products infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We or our customers may not be able to obtain necessary licenses from third parties at a reasonable cost, or at all.

Because the protection of our proprietary technology is limited, our proprietary technology could be used by others, which could increase our competition and lead to costly litigation.

Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have three issued patents to date. We may not be able to protect our intellectual property rights adequately in the United States or abroad. In particular, we sometimes license the use of the source code to certain of our applications to our customers on a limited basis. We also have an outsourcing agreement with Satyam Computer Services Limited, an offshore entity, which allows Satyam entity broad access to certain of our applications. While we have included many contractual provisions in our agreements designed to limit the use of such code and to protect our intellectual property rights, we cannot assure you that such protections are sufficient to prevent infringement. In addition, some countries outside the United States have less stringent protections on intellectual property and our rights may be difficult to enforce in such jurisdictions. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition.

Our participation in organizations creating web services standards may increase the chance that our intellectual property rights are infringed, which could increase our competition and reduce our revenues.

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

Security risks of the Internet may deter future use of our products and services, which would reduce our revenues.

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

We may not have adequate back-up systems, and a disaster could damage our operations, reduce our revenues and lead to a loss of customers.

We do not have fully redundant systems for service at an alternate site. A disaster could severely harm our business because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems at our principal facility in Pleasanton, California, which exist on or near known earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, acts of terrorism, telecommunications failures and similar events. In addition, our facilities in California could be subject to electrical blackouts if California faces another power shortage similar to that of 2001. Although we do have a backup generator, which would maintain critical operations, this generator could fail. In addition, we have significantly reduced our workforce in a short period of time which has placed different requirements on our systems and has caused us to lose personnel knowledgeable about our systems which may make it more difficult to quickly resolve potential system disruptions. We expect to confront similar problems in the location to which we plan to move our headquarters in late 2003. Disruptions in our internal business operations could harm our business by resulting in delays, disruption of our customers' business, loss of data, and loss of customer confidence.

We have made investments in companies that have failed or may fail, and we may not be able to recoup our investments.

We have invested in numerous technology companies, many of which have failed or are experiencing financial difficulty. We have incurred losses in the past and, in 2002, we recorded investment losses of approximately $3.9 million related to investments in these companies. As of June 30, 2003, our investment in private companies consisted of our investment in Covisint, which had a carrying value of approximately $5.0 million. If Covisint or other companies in which we may invest do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to liquidate these investments. In addition, even if we are able to sell these investments, we cannot assure you that we will recoup our investment or that we will not be required to sell these investments at a loss. Due to the economic and market downturn, particularly in the United States, and difficulties that may be faced by some of these companies, our investment portfolio could be further impaired.

Provisions of our charter documents and Delaware law could make it more difficult for a third party to acquire us even if the offer may be considered beneficial by our stockholders.

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

Changes in accounting standards and in the way we charge for licenses could result in a reduction of the revenue we are able to recognize.

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

INTEREST RATE RISK

As of September 30, 2003, we had total restricted and unrestricted cash, highly liquid investments and short-term investments of approximately $15.1 million. These investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at September 30, 2003 would cause the fair market value of our cash and cash equivalents to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

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

EQUITY PRICE RISK

From time to time, we have made investments in private companies, particularly private companies that are our strategic partners or customers. We have sold certain investments at a loss over the past year. As of September 30, 2003, our investment in private companies consisted of our investment in Covisint, which had a carrying value of approximately $5.0 million. If Covisint or other companies in which we may invest do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to liquidate these investments. In addition, even if we are able to sell these investments, we cannot assure you that we will recoup our investment or that we will not be required to sell these investments at a loss.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On April 19, 2002, plaintiffs' lawyers for the coordinated lawsuits filed an amended complaint consisting of a set of "Master Allegations" and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants. The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) as a result of alleged conduct of the underwriters of the IPO to engage in a scheme to under price the IPO and then artificially inflate our stock price in the aftermarket. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001. On July 15, 2002, the issuer defendants and individual defendants filed an omnibus motion to dismiss addressing issues generally applicable to the defendants as a group.  On October 9, 2002, the district court entered an order dismissing all of the living individual Commerce One officers and directors from the case without prejudice. On February 16, 2003, the district court entered an order denying most of the defenses asserted by the defendants in the omnibus motion to dismiss and allowing most of the case to proceed. A proposal has been made for the settlement and release of claims against the issuer defendants, including Commerce One.  Our Board of Directors has approved Commerce One's participation in the settlement. The settlement remains subject to a number of conditions, including approval of the proposed settling parties and the court.  If the settlement does not occur, and litigation against Commerce One continues, we believe we have meritorious defenses and intend to defend the case vigorously.

In February 2003, Commerce One, along with its Chief Executive Officer and former Chief Financial Officer, were named as defendants in a similar class- action matter in Florida, Liu v. Credit Suisse First Boston et al., United States District Court, Southern District of Florida. In that case, the plaintiff alleges that various investment banks, issuer companies, and individuals violated securities laws by engaging in a scheme to under-price initial public offerings and then artificially inflate prices of those stocks in the aftermarket. The Commerce One defendants have been dismissed from the case. By court order dated July 16, 2003, the court declined to grant the plaintiff's motion to vacate its order of dismissal, finding that plaintiff lacked good cause for failing to effect service on the dismissed defendants, including Commerce One. This case also has been coordinated with the other similar class- action securities cases pending in New York, including the Cameron matter described above, and it remains unclear whether the proposed settlement of those other cases will apply to the claims in the Liu matter.

Other Litigation

In June 2003, we initiated an arbitration proceeding in Michigan against Covisint, LLC ("Covisint"). The arbitration demand seeks to compel Covisint's payment to the Company of approximately $2.8 million in accounts receivable as of the time of filing of the demand. We expect that figure to increase over time and, depending on the timing of the arbitration in 2003, we expect the total payment claims to range between $2.8 million and $5 million. Subsequent to our filing the arbitration demand, Covisint filed an action in a Michigan state court seeking a judgment that the dispute between the parties is not subject to arbitration and also asserting unspecified damages for an alleged breach of contract by Commerce One. In late July, the court ruled that the dispute over Covisint's payments to Commerce One is subject to mandatory arbitration and also ruled that Covisint may still pursue its breach-of-contract action against Commerce One in Michigan state court if it chooses to do so. The parties have agreed to temporarily stay both actions in order to pursue settlement discussions.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Non-Audit Services

In addition to audit services, our auditors, Ernst & Young LLP, provided the following non-audit services to us: tax related consultation, tax preparation, audit services relating to our 401(k) plan, and review of our Registration Statement on Form S-3.The audit committee of our board of directors has reviewed and approved Ernst & Young LLP's engagement to provide these non-audit services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Commerce One, Inc.
3.2(2)	Certificate of Amendment, dated September 16, 2002, to Certificate of Incorporation.
3.3(3)	Amended and Restated Bylaws of Commerce One, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2(5)	Amended and Restated Preferred Stock Rights Agreement, dated as of July 10, 2003, between Commerce One, Inc. and Equiserve Trust Company, NA.
4.3(4)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(4)	Registration Rights Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein.
10.2(4)	Securities Purchase Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein.
10.3(4)	Warrant to Purchase Common Stock, dated July 10, 2003.
10.4 *	Strategic Alliance Agreement Amendment No. 6, by and between Commerce One Operations, Inc. and SAP AG, dated November 13, 2003.
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

(1)	Incorporated by reference to Commerce One's Form 8-A filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Form 10-Q filed on August 14, 2002.
(4)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2003.
(5)	Incorporated by reference to Commerce One's Form 10-Q filed on August 14, 2003.

* Confidential treatment has been sought for portions of this exhibit.

(b) Reports on Form 8-K filed during the quarter ending September 30, 2003.

Form	Filing Date	Event Reported
8-K	7/2/03

A report on Form 8-K furnished by Commerce One, Inc. disclosing that the Company had issued a press release announcing certain results for the quarter ended June 30, 2003 and announcing the restructuring of a number of real estate obligations.

8-K	7/11/03

A report on Form 8-K filed by Commerce One, Inc. disclosing that the Company had issued 100,000 shares of Series B Convertible Preferred Stock, and five-year warrants to purchase 2,209,945 shares of its common stock, to an institutional investor for a purchase price of $10,000,000.

8-K	7/23/03	A report on Form 8-K furnished by Commerce One, Inc. disclosing that the Company had issued a press release announcing results for the quarter ended June 30, 2003.
8-K	8/7/03	A report on Form 8-K furnished by Commerce One, Inc. re-filing the Form 8-K it filed on July 23, 2003 with a corrected IRS Employer Identification Number.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COMMERCE ONE, INC. (Registrant)
Dated: November 14, 2003	By:	/s/ Charles D. Boynton
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 14, 2003	By:	/s/ Mark B. Hoffman
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Commerce One, Inc.
3.2(2)	Certificate of Amendment, dated September 16, 2002, to Certificate of Incorporation.
3.3(3)	Amended and Restated Bylaws of Commerce One, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2(5)	Amended and Restated Preferred Stock Rights Agreement, dated as of July 10, 2003, between Commerce One, Inc. and Equiserve Trust Company, NA.
4.3(4)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(4)	Registration Rights Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein.
10.2(4)	Securities Purchase Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein.
10.3(4)	Warrant to Purchase Common Stock, dated July 10, 2003.
10.4 *	Strategic Alliance Agreement Amendment No. 6, by and between Commerce One Operations, Inc. and SAP AG, dated November 13, 2003.
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

(1)	Incorporated by reference to Commerce One's Form 8-A filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Form 10-Q filed on August 14, 2002.
(4)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2003.
(5)	Incorporated by reference to Commerce One's Form 10-Q filed on August 14, 2003.

* Confidential treatment has been sought for portions of this exhibit.