Form 10-K
period 2003-12-31
COMMERCE ONE INC / DE/
filed 2004-03-19
CIK 1131806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-32979

COMMERCE ONE, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3392885
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Market, Steuart Tower
Suite 1300
San Francisco, CA  94105
(Address of Principal Executive Offices including Zip Code)

(415) 644-8700
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003 was $71,855,923 based upon the last sales price reported for such date on The Nasdaq Stock Market's National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of March 1, 2003, there were 35,672,032 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant's Annual Meeting of Stockholders currently scheduled to be held on May 26, 2004.

COMMERCE ONE, INC.

ANNUAL REPORT ON FORM 10-K

INDEX

PART I

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements.  These forward- looking statements include, but are not limited to, the following: management's belief that our available cash resources will be sufficient to finance our expected operating losses and working capital requirements through the 2004 calendar year; the expected decrease in cash expenditures as a result of, among other things, our expense reduction efforts; the expected growth of our business and related matters; the development and expected growth of a market for the Commerce One Conductor™  platform; our ability to sell our Supplier Relationship Management (SRM) assets for an acceptable price and on acceptable terms; the benefits of our product offerings, including but not limited to statements regarding the ability of our products to provide efficiencies and cost savings associated with automating business processes; the ability of our Commerce One Conductor™  platform to integrate effectively with third party software applications; our ability to compete favorably with our competitors; the necessity of investing in product development for future success; the expectation that product development, sales, marketing, and administrative expenses will decrease in future periods; the potential benefits and/or gains associated with our restructuring efforts and divestitures; the potential benefits associated with outsourcing certain development work related to our products; the expected outcome of certain litigation and other disputes; the extent and timing of our expected restructuring charges; the expected impact of various accounting rules and pronouncements; whether we file additional patent applications; and the effect of interest rate, foreign currency exchange rate and equity price fluctuations. The words "believe," "expect," "intend," "plan," "project," "will" and similar words and phrases as they relate to Commerce One also identify forward-looking statements. Such statements reflect the current views and assumptions of Commerce One and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-K, including those under the heading "Risk Factors." Commerce One expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Commerce One, Inc., together with Commerce One Operations, Inc. and their wholly-owned subsidiaries, are hereinafter sometimes referred to as "the Registrant," "the Company," "Commerce One," "we" and "us."

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

Commerce One's newest product offerings-the Commerce One Conductor™ platform and our existing and planned Composite Process Templates-represent our next generation of collaborative solutions designed to help our customers optimize their technology investments and improve the functionality of their existing software applications.

We were founded as Distrivision in 1994, changed our name to Commerce One in 1997, and re-incorporated in Delaware in 1999.  On July 11, 2001, we reorganized into a holding company structure.  As part of the reorganization, the stockholders of the "old" Commerce One (now our wholly-owned subsidiary Commerce One Operations, Inc.) became stockholders of the "new" Commerce One. Our worldwide headquarters are located at One Market, Steuart Tower, Suite 1300, San Francisco, CA 94105. We can be reached at 415.644.8700 and info@commerceone.com.

Commerce One Conductor™  Platform

The premise of our new Commerce One Conductor™  platform is to reduce the technological limitations on business processes.  Many companies currently build entire business processes around the capabilities or limitations of their existing software applications.  The Commerce One Conductor™  platform is designed instead to allow software applications to optimize business practices.  The Commerce One Conductor™  platform, along with our supporting suite of Supplier Relationship Management (SRM) applications and Process Accelerators, are designed to allow businesses to automate their business processes more broadly, and to tailor new capabilities to their needs more quickly, than other technologies previously have allowed. Thus far, however, license revenue from sales of the Conductor platform has not been significant.

We believe that one of the largest costs in business today, and one of the greatest opportunities for savings, is the connection, composition and creation of relationships between unlinked or poorly linked internal and external software systems.  As business networks expand, the complexity of the systems and applications that must work together expands even more rapidly.  For many companies, without an infrastructure to manage and automate the connectivity between disparate software components, the effort required to maintain these connections places a tremendous and costly strain on available information technology resources.  The Commerce One Conductor™  platform is designed to enable businesses to effectively connect, compose and collaborate business processes between disparate internal and external applications, systems and enterprises. The platform has broad applicability in a wide variety of industries. Examples of business functions that could be automated using the Commerce One Conductor™  platform include procurement and supplier sourcing functions, spend analysis and payment, and supply chain processes across industries such as automotive, manufacturing, health care and consumer goods. Some specific examples of business functions include the following:

    Demand management: The creation of a process to quickly collect information about inventory needs from a variety of data sources within a manufacturer (such as manual purchase requisitions and various internal software applications) and locate suppliers for such needs, reducing time and minimizing costs;
    Invoice Management: The integration of disparate procurement applications to create a process to provide consistent matching of purchase orders, invoices and receipts for payment authorization within an enterprise, eliminating duplication and reducing overall costs;

    Contract Compliance Management: The aggregation of supplier contract data from disparate software systems within an enterprise, allowing better compliance with pricing and other supplier terms and reducing overall procurement expenses.

The Commerce One Conductor™  platform is comprised of the following key elements:

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

Conductor Process Manager™ (CPM) - The CPM contains a run-time engine, which orchestrates the processes and functions of applications that run on the Commerce One Conductor™  platform.

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

Systems Management - The Systems Management component handles end-to- end message tracking, component monitoring, topology management, installation, configuration, and initial data loading for participating services.

Commerce One Composite Processes

The Commerce One Conductor™  platform allows enterprises to extend their applications with adaptive business processes. It is based on web services technology, so that customers can more easily reuse and integrate functionality from their existing software applications. It also provides the ability to create new business processes (such as inventory demand management or invoice management), which together with existing functionality, allows users to create "composite" applications, or applications that combine and execute various business processes.   We are developing a series of process accelerators for specific industries to complement the Commerce One Conductor™  platform.  These will be designed as software-based processes to allow automation of certain functions common to industry groups.

Commerce One Supplier Relationship Management (SRM) Applications

Commerce One SRM applications, consisting of our Commerce One Buy™ and Commerce One Source™ suites, give procurement organizations visibility and control over enterprise sourcing and procurement processes. They are designed to reduce cycle times, lower transaction costs, and achieve optimal prices for a wide variety of goods and services.

By working in combination with the Commerce One Conductor™  platform, these core SRM applications can connect to disparate external systems and draw on existing information technology resources to meet new and existing business needs.  The SRM suites include the following applications:

  Sourcing - supports management of requests for proposals and bids from suppliers, negotiations, supplier performance management and activity reports.
  Auction - allows forward and reverse auctions for buying and selling goods and services.
  Contract Management - provides tools for creation, review, negotiation, award and management
  Supplier Self Service - provides order information, product availability, confirmations, notices and payments.
  Contract Labor - tracks usage and expenses on contractors.
  Procurement - Enables enterprises to purchase goods from electronic marketplaces.

We are currently considering selling our SRM applications and are in discussions with a number of potential buyers.

COMMERCE ONE GLOBAL SERVICES

Commerce One Global Services provides design, planning, analysis, systems integration, implementation, technical support, and operations services to help deliver our solutions to global organizations.  Commerce One Global Services has been integral in deploying the Commerce One Conductor™  platform with certain customers (our "early adopter" customers) to help them automate critical business processes across their enterprises, as well as deploying, implementing and integrating our sourcing, procurement and auction applications for our customers.

GLOBAL CUSTOMER SUPPORT

Our technical support group provides day-to-day maintenance and support programs to help our customers and partners identify, manage and resolve their issues. Technical support provides a comprehensive range of services using on- line access, call tracking and knowledge management systems.

STRATEGIC RELATIONSHIPS

We have entered into several strategic relationships that are integral to developing our products.  These strategic relationships involve mostly license agreements with third party software vendors from whom we license software that is included in our products. The continued establishment of strategic relationships is a fundamental piece of our strategy as we evolve our products and services and enter new markets, and the continuation of our existing relationships is critical to our ability to continue to deliver our products and services in a cost-effective manner. We view these arrangements as "strategic" due to the nature of the technology involved and/or because such agreements may include terms related to joint marketing efforts. We have strategic relationships with various technology companies including Contivo, Inc., iWay, and Actional Corporation.

RESEARCH AND DEVELOPMENT

Commerce One continues to invest in researching and developing new products and services, although our expenditures in this area have declined relative to prior years as the Company has become smaller and as the result of our overall efforts to reduce our operating expenses.   During 2003, our total product-development expenses were $27.1 million. In 2002 and 2001, product- development expenses were approximately $76.9 million and $118.2 million, respectively. Our product-development team employs the latest software design principles to guide the development of our products. Our methodology allows us to exploit the capabilities of the Java programming language and the J2EE standards to build reusable components and designs. Our design principles and development practices help reduce the risks inherent in developing complex systems, and help us design our solutions to meet the needs of our customers and trading partners.

Key strategic areas in product development in 2003 focused on the development of our web services-based platform, Commerce One Conductor™ , which was released for general availability in March 2003, and the development and release of our first Composite Process Templates. Our product development efforts in 2004 are focused on the continued refinement of our Conductor platform and the ongoing development and release of our Composite Process Templates and Solutions.

In January of 2003, we entered into a relationship with Satyam Computer Services Limited ("Satyam") whereby we outsource to Satyam certain development work relating to some of our enterprise applications.  Satyam performs much of this development work in India.  This relationship has helped us maintain our enterprise applications while reducing our operating expenses through headcount reductions. If necessary, we believe that we could find replacement outsourcing capabilities should our relationship with Satyam be terminated.

During 2004, we plan to continue our focus on our Commerce One Conductor™  platform product and to continue supporting industry standards and the adoption of xCBL™ technology, our open library of business documents.

SALES AND MARKETING

We market and sell our products and services to organizations through a combination of direct sales and sales through resellers. Our physical sales offices are located in the United States, although we also have sales employees in the United Kingdom and Germany. Because our products and services touch upon multiple departments within an organization, our sales efforts are directed at multiple decision makers, frequently including the chief financial officer, chief information officer, chief technology officer, chief procurement officer and the vice presidents of lines of business.  Our customer base at December 31, 2003 consisted of international Fortune 1000 companies, as well as electronic marketplace exchange operators. We target our sales efforts at large enterprise companies and their suppliers and are focusing our vertical sales strategies on the manufacturing, logistics, government, and financial services sectors.

Our indirect sales force consists of resellers and distributors, primarily in international locations. In addition, we have agreements with some third party integrators, which require us to pay referral fees to those integrators for their sale of our products and services.  Thus far, we have not generated substantial revenues from such referral arrangements.

INTELLECTUAL PROPERTY RIGHTS

Our future success depends in part on our proprietary rights and technology. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. To date, we own five U.S. patents and we have approximately 64 patent applications pending in the U.S.  We also pursue patents internationally. Four of our issued U.S. patents generally relate to electronic commerce transactions involving the receipt of data and storing of specifications for the input and output of documents electronically. These patents are effective until 2020 and 2021. The fifth patent relates generally to a computer system to compile source code and is effective until 2019.

We have fourteen trademark registrations in the United States.  Our registered and unregistered trademarks and service marks include:  Commerce One, Powering the Business Internet, Commerce One 6.0, Commerce One Conductor™ , Many Markets. One Source, Commerce One Source, Commerce One 5.0, Commerce One Buy, Commerce One Buy ASP Edition, Commerce One Collaborative Platform, Community Manager, Process Manager, Web Services Framework, Transaction Manager, Business Intelligence Framework, XML Common Business Library, Global Trading Web, GTW, Commerce One.net, xCBL MailBox, MarketSite, eLink, Net Market Maker, XML Development Kit, xDK, XML Commerce Connector, xCC, BuySite, xCBL, RoundTrip, Commerce Chain, and SupplyOrder. Enterprise Buyer and MarketSet are trademarks of Commerce One and SAP AG.  We also pursue trademark registrations internationally.

It may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. In addition, we have and continue to license the use of source code to certain of our applications to customers under limited conditions.  While our agreements with these customers contain various provisions designed to protect our intellectual property rights in such code, such access to source code subjects us further to risks of potential infringement.  In addition, some of our agreements with our customers and development partners contain residual clauses regarding confidentiality. These provisions may curtail our ability to limit access to our intellectual property rights in the future.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

We license and will continue to license certain products integral to our products and services from third parties, including products which are integrated with our software code and used with our products to provide key functionality.  We substantially rely upon our license agreements with WebGain, Progress Software Corporation and Baltimore Technologies Ltd. for intellectual property that is incorporated into our software products. While we believe these agreements are on commercially reasonable terms today, we cannot be assured that these third party product licenses will continue to be available to us on commercially reasonable terms or that we will be able to successfully integrate such third party products into our solutions. Such product licenses may expose us to increased risks, including risks associated with the assimilation of new products, claims of infringement resulting from the use of such third party products, the diversion of resources from the development of our products, the inability to generate revenues from new products sufficient to offset associated acquisition costs, and the maintenance of uniform, appealing products. The inability to maintain any of these licenses could result in delays in development or services until equivalent products can be identified, licensed and integrated. Any such delays could harm our business, operating results and financial condition.

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

Competitors to our SRM Products

  Current B2B enterprise software vendors (i2 Technologies, Ariba, Inc., BroadVision, Inc.) which offer software applications to automate specific business processes.  Many of these companies have announced that they have developed or will develop more connectivity features to allow cross-enterprise business processes.

Competitors to our Conductor Platform and/or Composite Applications
  Enterprise Applications Integrators (EAI) vendors such as Vitria Technology, Inc., Tibco Software, Inc., webMethods and SeeBeyond Technology Corporation. These companies have traditionally provided integration software to connect applications using proprietary adapters within and across enterprises and are now moving to add standard web services and business process management capabilities.
  Application Platform vendors, such as IBM/ Websphere, BEA Systems, Inc. and Microsoft. These vendors have traditionally provided application development platforms and are now adding integration and process management capabilities to their platforms.
  Enterprise Resource Planning (ERP) vendors, such as SAP AG and Oracle Corporation, which are providing platforms in addition to their application suites.
  Pure Business Process Management (BPM) vendors, which include vendors who traditionally provided workflow software, as well as relatively newer entrants into the area. Companies in this pure BPM group include Filenet, Staffware, Intalio, Savvion, HandySoft, Intellicorp, Metastorm, and Versata.

In addition, several industry analysts are promoting composite applications as a key technology trend.  As a result, several major vendors have begun promoting wide varieties of composite applications capabilities.

Commerce One will face competition from the above vendors, some of which have significantly greater resources, to establish itself in the web services and composite applications market and will need to overcome customers' reluctance to adopt new technology.

We believe that the principal competitive factors for web services and composite applications solutions are breadth and scope of solution, ease of interoperability with new and existing information technology systems, ease-of- implementation, and total cost of ownership. We believe we compete favorably with our competitors in these areas.

EMPLOYEES

As of December 31, 2003, we had 116 full-time employees, 33 of whom were engaged in product development, 15 in sales and marketing, 44 in professional services and 24 in general administration.  Our future success depends, in part, on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. We cannot guarantee that we will be able to recruit and retain sufficient qualified personnel. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We have not experienced any work stoppages and consider our relations with our employees to be good.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Securities Exchange Commission website (http://www.sec.gov) or at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. For information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330. You may also obtain copies of reports filed with the SEC, free of charge, on our website at www.commerceone.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

RISK FACTORS

You should carefully consider the risks described below before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones facing Commerce One. Additional risks and uncertainties not presently known to us or that we do not currently believe are important to an investor may also harm our business operations. If any of the events, contingencies, circumstances or conditions described in the following risks actually occur, our business, financial condition or our results of operations could be seriously harmed. If that occurs, the trading price of our common stock could decline, and you may lose part or all of your investment.

If we are not able to raise additional capital, we encounter larger than anticipated expenses, or our revenues do not meet our expectations, our cash position may not be sufficient to sustain our business operations through 2004.

As of December 31, 2003, we had approximately $10.1 million in cash and cash equivalents, restricted cash and investments. Of this amount, approximately $7.0 million represented unrestricted cash and short-term investments that we can use to fund operations. The final cash balance for 2003 did not include $7.7 million of cash payments received on January 2, 2004. Because our business operations currently use more cash than is generated, the cash used each quarter substantially reduces the cash available to fund our continuing operations and future capital requirements. Although we expect that our cash outflows will decrease as a result of our continuing expense reduction efforts, we will continue to have significant negative cash flows from operations.

In October 2003, we announced that our license revenues for the quarter ended September 30, 2003 were approximately 70% less than our initial forecasts. In response to this revenue shortfall, we took additional steps to reduce our operational expenses, including further reductions in force. We believe that these actions, along with our planned cash collections and other expected cash inflows, will allow us to fund our operations through 2004. However, if we encounter unexpected expenses, we do not receive our expected cash collections or other cash inflows, or our revenues do not meet our expectations, we may not have sufficient funds to sustain our operations through the 2004 calendar year.

We believe that we will need to increase our revenues and/or raise additional capital to meet our liquidity and capital needs beyond 2004. We may seek to raise additional capital through, among other things, potential asset sales, additional equity or debt financings, or some combination of these. The current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding. In addition, the rights of our Series B Preferred Stock holder, BayStar, may discourage other potential investors and diminish our ability to obtain additional financing. If our revenues do not meet our expectations, we are unable to obtain additional financing, or we encounter expenses or cash outlays that are larger than expected, our remaining cash reserves may not be sufficient to sustain our operations through 2004 or beyond. In addition, our Series B Preferred Stock will become redeemable on July 5, 2004 unless we are able to have declared effective and maintain the effectiveness of a registration statement covering the resale of underlying common stock. If BayStar chooses to exercise such redemption right at such time, we will not have sufficient cash to cover such redemption. If we do not have sufficient cash to fund our operations, we will need to pursue other alternatives such as the sale of some or all of our assets, dramatically reducing or discontinuing some or all of our operations or filing for bankruptcy protection. If we do file for bankruptcy protection, there can be no assurance that we can effectively reorganize under Chapter 11 of the Bankruptcy Code or that we would be able to earn sufficient proceeds from a liquidation under Chapter 7 of the Bankruptcy Code to pay all of our creditors or provide any proceeds to our stockholders.

We may not be able to raise capital by selling corporate assets and such sale, if it occurs, may negatively impact our operating results in the short term.

In October 2003, we announced that we were evaluating various options for raising additional capital, including the possible sale of some or all of our business or assets. Toward that end, we have retained investment bank Broadview International LLC to assist in exploring our strategic alternatives. We are currently evaluating offers to purchase our SRM applications in order to provide necessary additional working capital, and are in discussions with a number of potential buyers. However, there are significant uncertainties surrounding our ability to raise money by selling corporate assets. We may not find a buyer willing to purchase assets on reasonable terms, if at all. Further, selling some or all of our business could be a lengthy process. An asset sale may also require shareholder approval, which may delay the process and which might not be granted. Even if we are able to obtain any necessary shareholder approval and close a sale quickly enough to sustain our ongoing operations, we cannot assure you that we will be able to obtain a sufficient cash payment from such sale(s) to sustain our operations on an ongoing basis. For example, we have in the past licensed source code to some of our customers of our products, primarily our SRM products, on a limited basis. While these license agreements provide for limited use of such code and have provided us with short-term revenue, such licenses may diminish the potential value of such products in a potential asset sale. If it becomes necessary to raise money through the sale of corporate assets, and we cannot do so quickly enough or obtain any required shareholder approval and/or cannot obtain sufficient funds as a result of such sales, our ability to fund our operations on an ongoing basis could be severely damaged.

In addition, even if we are able to close a sale of our SRM applications, the sale may have a negative impact on our operating results in the short term. Thus far, the substantial majority of our license revenue and support revenues in 2003 related to our SRM products. As a result, although the sale of the SRM assets could generate cash for us and result in some cost savings in the future, it would significantly diminish our revenues for the remainder of 2004. If we are unable to replace these revenues with new license and support revenues relating to our Commerce One Conductor platform, our operating results and financial condition would be severely harmed.

Our continued viability largely depends upon the success of our new Commerce One Conductor™  platform.

As our business model has moved toward enterprise software solutions (i.e., sales to companies for their own internal use) and away from our historical focus on electronic marketplaces, we have developed a new composite application platform, called Commerce One Conductor. The Commerce One Conductor platform was released for general availability in March of 2003. The Commerce One Conductor platform and related solutions are the primary focus of Commerce One's development and sales efforts, and our continued viability as a company depends upon our ability to release and deliver the products in a timely fashion and to establish a market for this relatively new category of products which may be perceived to depart from Commerce One's historical focus. Given the ongoing downturn in enterprise technology spending, the complexity and youth of our new technology, and the intense competition among enterprise software providers, our ability to generate a significant and sustainable market demand for our new solutions is uncertain. We also face concern from existing and potential customers as to our ongoing viability and our ability to provide long-term product support, which further inhibits our ability to sell our products. During 2003, revenues from sales of the Commerce One Conductor platform represented a relatively small percentage of our license revenues, and we have continued to experience long sales cycles. In addition, we announced that our license revenues for the quarter ended September 30, 2003 were approximately 70% less than our initial forecasts, largely due to lower than anticipated sales of the Commerce One Conductor platform, and in the quarter ended December 30, 2003, license revenue related to the Commerce One Conductor platform represented a relatively small percentage of our overall revenues. If we do not sell a significant number of licenses for our new Commerce One Conductor platform in the future, our revenues, and hence our business, will be significantly harmed.

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

If we breach certain covenants we have made to BayStar in connection with their purchase of Series B Preferred Stock, including without limitation having our registration statement on Form S-3 declared effective on or before July 4, 2004, or upon a change of control, we may be required to redeem the Series B Preferred Stock they have purchased which we may not have the cash or liquidity to do.

If we do not timely convert shares of Series B Preferred Stock into common stock when requested, timely file, have declared effective and maintain the effectiveness of the registration statement on Form S-3 filed on August 22, 2003 covering the resale of the common stock underlying the Series B Preferred Stock, maintain the listing of our common stock on the Nasdaq National Market or the Nasdaq SmallCap Market, or if we consummate a change of control (including a merger, acquisition or sale of all or substantially all of our assets), then BayStar may be able to require us to redeem all of the Series B Preferred Stock at a redemption price equal to the greater of 120% of the original purchase price plus any accrued and unpaid dividends or the value of the Series B Preferred Stock on an as-converted-to-common stock basis based on the closing bid price of our common stock on the day prior to the default or change of control. We initially filed our registration statement on Form S-3 on August 22, 2003, have since amended the filing in response to various comments from the SEC, and the registration statement has not yet been declared effective as of the time of this filing. The registration statement is subject to additional comments from the SEC and ensuring that it becomes effective is not entirely within our control. If the registration statement does not become effective on or prior to July 4, 2004, then Baystar may exercise the redemption right described above. If Baystar chooses to exercise such right at such time, we will not have the cash or liquidity to redeem such stock and our ability to fund our ongoing operations could be severely damaged. Further, in the event we were to consummate a transaction that constitutes a change of control, BayStar may choose to require us to redeem its shares at a premium as described above. If we do not have sufficient cash to fund our operations due to BayStar's exercise of its redemption right, we will need to pursue other alternatives such as the sale of some or all of our assets, dramatically reducing or discontinuing some or all of our operations or filing for bankruptcy protection. If we do file for bankruptcy protection, there can be no assurance that we can effectively reorganize under Chapter 11 of the Bankruptcy Code or that we would be able to earn sufficient proceeds from a liquidation under Chapter 7 of the Bankruptcy Code to pay all of our creditors or provide any proceeds to our stockholders.

Our executive officers and certain key personnel are critical to our business and if one or more of these officers and key personnel leave us, we may not be able to compete effectively and meet our operating goals.

Our future success depends upon the continued service of our executive officers and other key personnel, and none of these individuals is bound by an employment agreement for any specific term. In addition, our ability to retain key personnel could be impacted by our various cost-cutting measures and continued workforce reductions. Any of these officers or employees may leave our organization in the future. In particular, the services of Mark Hoffman, our Chairman of the Board, Chief Executive Officer and President would be difficult to replace. In addition, our Chief Financial Officer, Charles Boynton, will be resigning from his position effective March 31, 2004. Locating and educating a new CFO will require management time and resources and may disrupt our operations. We may also have difficulty executing our CFO transition plan successfully as a result of new regulatory requirements mandated by the Sarbanes Oxley Act. In particular, the SEC's new rules related to internal controls over financial reporting and management's assessment of the effectiveness of these controls may be more difficult to comply with. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition may be seriously harmed.

Our limited operating history and a history of losses may limit our ability to raise additional capital, sell our products and services and fund continued operations.

We have not been profitable in our recent history and as of December 31, 2003, we had an accumulated deficit of $3.7 billion. We will need to generate significant additional revenues to avoid losses in the future. If we do not decrease our losses in the future, our business may suffer in a number of ways, including increased difficulties in obtaining additional capital, selling our products and services (since nearly all customers require future support) and funding our continued operations.

The current downturn in general economic conditions and current global unrest may decrease our revenues.

The current recession and uncertainty in global economic and market conditions have decreased and may continue to decrease demand for our products and services. If the current economic downturn continues or worsens, our business, financial condition and results of operations could be seriously harmed. In addition, the September 11, 2001 terrorist attacks in the United States, the subsequent U.S. military operations abroad, and potential future related events may adversely affect our business. Primarily as a result of economic conditions, spending on enterprise software has been dramatically reduced across industries. As a result, we have experienced decreased demand and may continue to experience decreased demand for our products and services. In addition, the economic downturn has made it increasingly difficult for companies, in particular technology companies, to raise capital. If general economic conditions do not improve, we may not be able sufficiently increase revenues or raise capital to continue operations, regardless of our operating expense reductions and the introduction of new products.

Fluctuations in our quarterly results may cause our stock price to decline and make it difficult for us to forecast quarterly revenue and operating results.

Our quarterly results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. It is likely that our results in one or more future quarters may be below the expectations of securities analysts and investors. In that event, the trading price of our common stock almost certainly would decline.

We are required by generally accepted accounting principles to adjust the warrant liability reflected in our balance sheet at December 31, 2003, to fair value at the end of each quarter and record a charge or a benefit in our statement of operations for the amount of the adjustment. The fair value of our warrant liability could fluctuate significantly based on changes in the value of our common stock and other factors which our outside of our control, which could result in significant fluctuations to our quarterly results.

Additional factors that may affect our quarterly results include the following:

    the timing of introductions or enhancements of our products and services or our competitors;

    the demand for and the price that customers are willing to pay for our new and unproven products and related services, particularly the Commerce One Conductor platform and related product offerings that are the primary focus of our future sales efforts;

    market acceptance of our new products;

    the mix of products sold by us;

    changes in our pricing policies or our competitors;

    changes in our sales incentive plans;

    our sales cycles are relatively long, often six months or longer, and may result from delays in the budgeting cycles of our customers that are difficult to predict;

    nonrenewal of our maintenance agreements, which generally automatically renew for one-year terms unless earlier terminated by either party upon 90-days notice;

    product life cycles;

    changes in strategy, such as our change in focus from our SRM and electronic marketplace products to our new Commerce One Conductor platform;

    seasonal trends;

    the mix of distribution channels through which our products are sold;

    the mix of international and domestic sales;

    the rate at which new sales people become productive; and

    changes in the level of operating expenses to support projected growth.

Due to these and other factors, it is difficult to accurately forecast our quarterly revenues and operating results. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely upon them as any indication of our future performance.

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

Workforce reductions, strategy changes and divestitures also can affect our ability to close revenue transactions with our customers and prospects. For example, as we have shifted our focus to our new Commerce One Conductor™ platform, we face concerns from current and potential customers of our SRM solutions about our ongoing support and maintenance of those products, which can hinder sales opportunities for such products. Failure to achieve the desired results of our restructuring initiatives and divestitures could harm our business, operating results and financial condition.

Sales of a substantial number of shares of our common stock by certain of our stockholders could cause the market price of our common stock to decline and make it more difficult for us to raise financing.

A substantial percentage of our outstanding common stock is held by SAP AG and Ford Motor Company. SAP beneficially owns approximately 20% of our outstanding common stock and is currently subject to only limited restrictions on its ability to sell its shares. As of December 7, 2003, Ford Motor Company owned 1,440,000 shares of our common stock, or approximately 4.9% of our outstanding common stock. The contractual restrictions on the ability of Ford to sell its shares terminated on December 8, 2003. The contractual restrictions on SAP's ability to sell its shares effectively prohibit SAP from transferring more than 50% of its shares in open market transactions prior to June 28, 2004, and any transfers it may make are subject to certain other limitations on open market sales and transfers to persons who after the transfer will hold in excess of 10% of our voting power. In addition, these stockholders possess certain registration rights that will, in certain circumstances, require us to register these stockholders' resale of their shares.

In July 2003, we issued 100,000 shares of Series B Preferred Stock to BayStar that are initially convertible into approximately 4,297,748 shares of our common stock. The number of shares of common stock issuable upon conversion of the Series B Preferred Stock may increase over time pursuant to the dividend payments. We also issued to BayStar warrants to purchase an additional 2,209,945 shares of our common stock. We filed a registration statement on Form S-3 with the SEC on August 22, 2003 to register the resale of the common stock issuable upon conversion and exercise of these securities. Once this registration statement is declared effective by the SEC, BayStar may decide to convert some or all of the Series B Preferred Stock into common stock, and such common stock would be freely tradable in the public market. In addition, in December, we issued secured promissory notes to ComVest Investment Partners II LLC and DCC Ventures, LLC that are potentially convertible into a maximum of 4,085,346 shares of our common stock. In connection with this transaction, we also issued warrants to purchase an aggregate of 2,568,494 shares of our common stock to ComVest and DCC Ventures which they have fully exercised. ComVest and DCC Ventures possess certain registration rights that will require us to register the resale of these shares of common stock underlying the notes and warrants. Furthermore, SAP has exercised its right to have the resale of 5,254,431 shares of our common stock included in this registration statement, which SAP could sell subject to the contractual limitations described above. As a result, these stockholders may be able to sell a significant number of shares of our common stock on the open market in a short period of time. These sales, or the perception that these sales may occur, could cause the market price of our common stock to decline and could make it more difficult for us to raise equity financing in the future.

If we ever liquidate Commerce One, outstanding shares of Series B Preferred Stock will receive a liquidation preference over our common stock and, if proceeds are not sufficient to pay the entire liquidation preference, holders of common stock may not receive anything.

If we ever liquidate Commerce One, the outstanding shares of Series B Preferred Stock will receive a liquidation preference over our common stock. The Series B Preferred Stock liquidation preference per share is equal to the greater of the initial purchase price plus any accrued and unpaid dividends (or an aggregate of $10 million plus any accrued and unpaid dividends based on the current outstanding shares of Series B Preferred Stock) or the value of the Series B Preferred Stock on an as converted to common stock basis plus any accrued and unpaid dividends. The liquidation preference reduces the amount of proceeds available to the holders of our common stock in a liquidation of the company's assets and, if the proceeds are not sufficient to pay the entire liquidation preference, there may not be any proceeds available for the holders of common stock following such liquidation.

Certain of our assets used to secure our recently issued promissory notes to ComVest and DCC could be jeopardized if we are unable to pay the notes in accordance with their terms.

On December 31, 2003 we issued secured promissory notes in the aggregate principal amount of $5 million to ComVest Investment Partners II LLC and DCC Ventures, LLC in a private placement with a maturity date of March 31, 2005. The notes are secured by certain assets related to our SRM business and certain promissory notes issued to us by eScout LLC in the aggregate principal amount of $2,000,182. We may prepay the notes at any time without penalty or premium. The notes must be prepaid in the event that we sell our SRM business, the assets related to our SRM business and/or the promissory notes issued to us by eScout or raise additional debt or equity financing. The notes will mature early if we are acquired, sell all or substantially all of our assets, undergo a change of control, or one business day prior to the date on which we pay all or substantially all amounts outstanding under a promissory note payable to PeopleSoft. In the event we fail to pay the notes in accordance with their terms upon maturity or upon an event of default, ComVest and DCC Ventures may convert their notes into shares of our common stock equal to the number obtained by dividing the then-outstanding principal amount of such notes, together with all accrued but unpaid interest thereon, by the conversion price, subject to adjustment for stock splits, stock dividends, reclassifications and the like. The conversion price per share is equal to 90% of the average closing bid price for the 5 trading days immediately following the later of the date of such default and the date of issuance of any press release announcing such default.

Managing operations in a changing environment could strain our management and cause our operations to suffer.

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

Some of our customers are small emerging growth companies with limited credit operating histories that are operating at a loss and have limited access to capital. With the significant downturn in the economy and uncertainty relating to the prospects for near-term economic growth, some of these customers represent a credit risk. In addition, a small number of our customers historically have accounted for a significant amount of our accounts receivable. At December 31, 2003, two customers, Exostar and Covisint, accounted for 13% and 76% of our net accounts receivable balance, respectively. On December 30, 2003, we entered into a Settlement Agreement with Covisint relating to such payment dispute pursuant to which Covisint paid us the sum of $4,650,000 on January 2, 2004. If our other customers experience financial difficulties or are otherwise unable to pay us amounts owed, we may have difficulty collecting on our accounts receivable and may need to institute similar litigation in an attempt to collect such amounts. Even if we instituted such litigation, we cannot be assured that we would collect such amounts. If we are unable to collect our accounts receivable, our cash position would suffer materially.

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

Our success depends upon the acceptance and successful implementation and integration by our customers of our products. We have implemented reductions in our workforce throughout 2001, 2002 and 2003, which included significant reductions in our professional services headcount. While we believe that these actions were necessary in order to reduce operating expenses and to realign our organization to focus on our core products, these reductions may be perceived negatively by potential customers who require integration services in connection with the purchase of a product license and may therefore hinder our ability to sell our products. As a result of these downsizings, and/or due to existing relationships between our customers and third party systems integrators, our current and potential customers often rely on third-party systems integrators such as Accenture, EDS, Computer Sciences Corporation, IBM and others to develop, deploy and manage their composite management platforms and solutions. We, and our customers, will need to continue to rely on these systems integrators, particularly in light of the recent downsizings of our Global Services division, which competes with these systems integrators to some extent. Thus far, systems integrators are largely unfamiliar with our Commerce One Conductor™ platform, as it is a new product that was released in March 2003. If we are unable to generate support of our new solutions from large systems integrators, particularly our Commerce One Conductor™ platform, or if any of our customers or suppliers are unable to successfully integrate our solutions, our business, operating results and financial condition could suffer.

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

The rates we are able to charge for our professional services and the utilization, or chargeability, of our professional services organization are a large component of our overall gross margin, and therefore our operating results. Accordingly, if we are not able to maintain the rates we charge for our professional services or an appropriate utilization rate for our professionals, we will not be able to sustain our gross margin and our operating results will suffer. When we introduced our new Commerce One Conductor™ platform, we entered into arrangements with a limited number of "early adopter" customers (customers who agreed to use the beta form of the product) where certain of our services are offered without charge or at significantly reduced fees, reducing our overall gross margins. If we are unable to replace those limited offerings with substantial services projects at our normal rates, then our services revenues, utilization rates and gross margins from services will suffer. The rates we are able to charge for our professional services are affected by a number of factors, including our customers' perceptions of our ability to add value through our professional services, competition, the introduction of new services or products by us or our competitors, the pricing policies of our competitors, and general economic conditions. Our utilization rates are also affected by a number of factors, including seasonal trends, primarily as a result of our hiring cycle and holiday and summer vacations, our ability to transition employees from completed projects to new engagements, our ability to forecast demand for our professional services and thereby maintain an appropriate headcount, and our ability to manage attrition. If we are unable to maintain our prices and utilization rates for our professional services, our margins and our operating results will be harmed.

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

In addition, maintenance and support services represent a significant component of our services revenues. As we have shifted our focus from our prior SRM and marketsite-focused products, certain of our maintenance and support customers have reduced, cancelled or otherwise renegotiated terms for the provision of our support and maintenance services for such products. As a result, some of these customers have reduced these services-which has reduced our overall support and maintenance revenues-and/or migrated to shorter-term payments, which affects the stability of those revenues. If we are unable to replace this revenue with support and maintenance revenue from our Commerce One Conductor™ platform product on our standard maintenance payment terms, our services revenue and operating results may suffer.

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

Our stock price has fallen substantially during each of the past three years, and traded below one dollar per share on a number of trading days during the last two months of 2003. It is possible that our stock price will continue to decline and trade below one dollar per share in the future. If our stock were to trade below one dollar for thirty consecutive trading days, and did not trade at or above one dollar per share for ten consecutive trading days during the following 180 calendar days, our stock could be de-listed by the Nasdaq Stock Market's National Market (the Nasdaq National Market). In addition, we may be de-listed if we do not maintain the other minimum continued listing requirements of the Nasdaq National Market including if, for example, we do not maintain stockholders equity of at least $10 million or in the alternative, maintain a minimum market value of $50 million of our securities listed on the Nasdaq National Market. At December 31, 2003, we had a stockholders' deficit of $3.0 million and the market value of our common stock was $42.6 million. If we cannot maintain our listing on the Nasdaq National Market, we will consider other alternatives, including applying for listing on the Nasdaq SmallCap Market, the NASD's OTC Bulletin Board or the "pink sheets." If we were to be de-listed from the Nasdaq National Market and could not transfer to the Nasdaq SmallCap Market, it could make our stock more difficult to trade, reduce its trading volume, and further depress our stock price. De- listing of our common stock from the Nasdaq National Market or failure to meet the requirements for transferring to the Nasdaq SmallCap Market also could weaken our ability to secure financing in the capital markets, which could materially impact our business operations and financial condition. In addition, if we implement another reverse split, the volatility of our stock could increase significantly because a second reverse split would severely reduce the number of our shares in the market and magnify the effect of large sales or purchases of our stock.

If we are unable to increase revenues generated from license fees, our gross margins will decline.

In most cases, our license revenues have a higher gross margin percent than our services revenues. Our services revenues represented a significant percentage of total revenues in 2003, constituting 80% of total revenues. To the extent that services revenues continue to increase as a percentage of our total revenues, our overall gross margin will continue to decline. If we are not successful in increasing revenues from license fees, or we are not successful in increasing the gross margin of our services fees, our overall gross margins will suffer. For example, we had expected that most of our license revenues in 2003 would be derived from the sale of our new Commerce One Conductor™ platform, which was released for general availability in March of 2003 and remains largely untested in the market. As it turned out, we did not generate significant license fees from the sale of the Conductor product in 2003. For example, we announced in October 2003 that our expected license revenues for the third quarter were 70% lower than we had previously forecasted in July 2003. If we are not able to generate significant license fees from our new solutions, our gross margins will suffer. Our expenses related to the cost of licenses sold are relatively fixed in the near term, and if our license revenues continue to decline any further, such a decline would have a disproportionately adverse impact on our gross margins reported in the near term.

Our industry is highly competitive and has low barriers to entry, and we cannot assure you that we will be able to compete effectively.

Because the market for composite process management solutions is extremely competitive, we may suffer a loss of business and a reduction in the prices we can charge for our products and services. We have experienced competitive price pressure over the last two years and the average license fee for our products has decreased substantially over time due to the economic downturn and the shift of our focus to the highly competitive market of enterprise software applications. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. There are relatively low barriers to entry in the composite process management market, and competition from other established and emerging companies may develop in the future. In addition, our customers and partners may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could harm our business, operating results or financial condition. Our competitors include webMethods, Inc., BEA, See Beyond, and other enterprise application integration (EAI) vendors, as well as other companies with web services offerings such as IBM, Microsoft, SAP AG, and Oracle Corporation, among others. Our Global Services division competes against many consulting companies, including many of our integration partners. Certain of these competitors jointly offer composite process management and web services solutions to potential customers. These joint efforts could intensify the competitive pressure in our market. Many of our competitors, and new potential competitors, may have a longer operating history, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than we have. In addition, competitors may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance, or that have significantly improved functionality as compared to our existing and future products and services. The solutions offered by competitors may be perceived by buyers and suppliers as superior to ours.

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

Our efforts to reduce expenses by closing foreign operations have been hindered by employment laws in some of those locations.

As part of our ongoing effort to manage our expenses and improve our financial condition, we have chosen to reduce and/or cease operations in a number of foreign locations. While those reductions and closures may be advantageous in the long run, the short-term costs have been significant in some of those locations due to restrictive employment laws and the relatively high cost of severance payments. Given the high cost of scaling back our international operations, we cannot assure you that we will ever realize the financial benefit of taking those steps, which have had, and may continue to have, negative consequences on our near-term financial condition through at least the first half of 2004.

Because our business remains partially international, we continue to face numerous obstacles in other countries that increase our costs to do business.

A portion of our sales are made to customers in foreign countries. International business involves inherent difficulties and costs that may affect us or adversely affect our business or results of operations, including:

  longer payment cycles and greater difficulty in collecting accounts receivable;
  difficulties in servicing foreign customers after closing all of our foreign offices;
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

Product liability claims or other claims regarding the performance of our products or the nature of our services may harm our reputation, increase our costs, or decrease our revenues.

We may be subject to product liability claims or other claims regarding the performance of our products, even though our license agreements typically seek to limit our exposure to such claims, because the contract provisions of our license agreements may not be sufficient to preclude all potential claims. Similarly, we design, develop, implement and manage solutions that are often crucial to the operation of our customers' businesses. Customers who are not satisfied with these services could bring claims against us for substantial damages. Additionally, our general liability insurance may be inadequate to protect us from all liabilities that we may face. The successful assertion of one or more large claims that are uninsured, exceed insurance coverage, or result in changes to insurance policies, including premium increases, could have a material adverse effect on our business, financial condition or results of operations. We could be required to spend significant time and money litigating these claims, or, where necessary, pay significant damages. Such claims could also result in lost revenues, adverse publicity and negative customer reaction. As a result, any claim, whether successful or not, could harm our reputation, operating results, financial condition and ultimately our business.

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

Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have five issued patents to date. We may not be able to protect our intellectual property rights adequately in the United States or abroad. In particular, we sometimes license the use of the source code to certain of our applications to our customers on a limited basis. We also have an outsourcing agreement with Satyam Computer Services Limited, an offshore entity, which allows Satyam entity broad access to certain of our applications. While we have included many contractual provisions in our agreements designed to limit the use of such code and to protect our intellectual property rights, we cannot assure you that such protections are sufficient to prevent infringement. In addition, some countries outside the United States have less stringent protections on intellectual property and our rights may be difficult to enforce in such jurisdictions. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition.

Our participation in organizations creating web services standards may increase the chance that our intellectual property rights are infringed, which could increase our competition and reduce our revenues.

We participate in a number of organizations for the purpose of establishing standards in the evolving Web Services area. While we believe our participation benefits Commerce One by allowing us to influence standards in a way that is favorable for our technology, our participation also presents certain risks to the intellectual property rights in our technology. These risks include, but are not limited to, the fact that these organizations generally require participating companies to reveal certain aspects of their intellectual property and to provide a limited grant of intellectual property rights to other participating companies. Such requirements can increase the risk that our intellectual property rights will be infringed.

We may not have adequate back-up systems, and a disaster could damage our operations, reduce our revenues and lead to a loss of customers.

We do not have fully redundant systems for service at an alternate site. A disaster could severely harm our business because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems at our facility in Santa Clara, California, which reside on or near known earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, acts of terrorism, telecommunications failures and similar events. In addition, our facilities in California could be subject to electrical blackouts if California faces another power shortage similar to that of 2001. Although we do have a backup generator, which would maintain critical operations, this generator could fail. We also have significantly reduced our workforce in a short period of time, which has placed different requirements on our systems and has caused us to lose personnel knowledgeable about our systems and which may make it more difficult to quickly resolve potential system disruptions. Disruptions in our internal business operations could harm our business by resulting in delays, disruption of our customers' business, loss of data, and loss of customer confidence.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease office space in four locations in the United States. Our corporate headquarters is located in San Francisco, California, where we currently lease approximately 16,000 square feet of office space.  We currently have contractual commitments to lease approximately 43,000 square feet of office space in North America. We believe our current facilities will be more than adequate to address our space needs through at least the end of 2004.  These leases expire at varying dates through June 2008.

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

On April 19, 2002, plaintiffs' lawyers for the coordinated lawsuits filed an amended complaint consisting of a set of "Master Allegations" and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants. The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) as a result of alleged conduct of the underwriters of the IPO to engage in a scheme to under price the IPO and then artificially inflate our stock price in the aftermarket. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001. On July 15, 2002, the issuer defendants and individual defendants filed an omnibus motion to dismiss addressing issues generally applicable to the defendants as a group.  On October 9, 2002, the district court entered an order dismissing all of the living individual Commerce One officers and directors from the case without prejudice. On February 16, 2003, the district court entered an order denying most of the defenses asserted by the defendants in the omnibus motion to dismiss and allowing most of the case to proceed. A proposal has been made for the settlement and release of claims against the issuer defendants, including Commerce One. Under the settlement proposal, the plaintiffs would dismiss the issuer defendants from the lawsuit (including Commerce One and named individual defendants) and continue to pursue their case against the underwriter defendants. In exchange for this dismissal, the D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1.0 billion. Our Board of Directors has approved Commerce One's participation in the settlement. The settlement remains subject to a number of conditions, including approval of the proposed settling parties and the court.  If the settlement does not occur, and litigation against Commerce One continues, we believe we have meritorious defenses and intend to defend the case vigorously.

In February 2003, Commerce One, along with its Chief Executive Officer and former Chief Financial Officer, were named as defendants in a similar class-action matter in Florida, Liu v. Credit Suisse First Boston et al., United States District Court, Southern District of Florida. In that case, the plaintiff alleges that various investment banks, issuer companies, and individuals violated securities laws by engaging in a scheme to under-price initial public offerings and then artificially inflate prices of those stocks in the aftermarket. The Commerce One defendants have been dismissed from the case. By court order dated July 16, 2003, the court declined to grant the plaintiff's motion to vacate its order of dismissal, finding that plaintiff lacked good cause for failing to effect service on the dismissed defendants, including Commerce One. This case also has been coordinated with the other similar class-action securities cases pending in New York, including the Cameron matter described above, and it remains unclear whether the proposed settlement of those other cases will apply to the claims in the Liu matter.

Other Litigation

In December 2003, Commerce One entered into a settlement agreement with Covisint pursuant to which Covisint paid the Company $4,650,000. In connection with this agreement, the parties agreed that, as long as no bankruptcy event occurs prior to the expiration of a 92-day period (which began on January 2, 2004), Covisint's future payment obligations to the Company will terminate and the Company's existing technology agreement with Covisint will be cancelled. See the section below entitled "Settlement with Covisint".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART III

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Stock Market's National Market under the symbol "CMRC." The price per share reflected in the table below represents the range of low and high sale prices for our common stock as reported on the Nasdaq Stock Market's National Market commencing January 1, 2002 for the quarters indicated.

	High	Low
Fiscal 2002:
Quarter Ended March 31, 2002	$41.90	$15.60
Quarter Ended June 30, 2002	$15.80	$3.80
Quarter Ended September 30, 2002	$7.40	$2.08
Quarter Ended December 31, 2002	$5.47	$2.59
Fiscal 2003:
Quarter Ended March 31, 2003	$3.31	$1.37
Quarter Ended June 30, 2003	$3.38	$1.68
Quarter Ended September 30, 2003	$3.15	$1.99
Quarter Ended December 31, 2003	$2.51	$0.69

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

The closing price of Commerce One's common stock as reported on the Nasdaq Stock Market's National Market on February 20, 2004 was $1.84.  As of February 20, 2004, we had 898 stockholders of record of our common stock and a substantially greater number of beneficial owners of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

In November 2003, we issued 1,561,321 shares of our common stock to the landlord of our former Pleasanton, California headquarters pursuant to an agreement to pre-pay the total remaining $5.6 million rent obligation with a combination of cash, stock and a future note payable. The foregoing issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

On December 31, 2003 we issued secured promissory notes in the aggregate principal amount of $5 million and warrants to purchase an aggregate of 2,568,494 shares of our common stock (Warrant Shares) to ComVest Investment Partners II LLC and DCC Ventures, LLC for an aggregate purchase price of $5,000,100. The exercise price of the warrants is $.0001 per share. The conversion of the notes is limited to the extent that the number of Warrant Shares and shares issuable upon conversion of the notes to ComVest and DCC Ventures shall not exceed an aggregate of 6,653,840 shares of our common stock. The foregoing issuances were not registered under the Securities Act of 1933, as amended, on the basis of the exemptions provided by Section 4(2) thereof and Rule 506 of Regulation D thereunder for a transaction not involving a public offering and with accredited purchasers.

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENT OF OPERATIONS DATA: (In thousands, except per share data)

                                                                       Years Ended December 31,
                                                       --------------------------------------------------------
                                                         2003       2002        2001         2000       1999
                                                       ---------  ---------  -----------  ----------  ---------
Revenues:
License fees......................................... $   7,071  $  28,597  $   130,917  $  223,277  $  24,571
Services.............................................    29,167     76,932      277,652     178,519      8,986
                                                       ---------  ---------  -----------  ----------  ---------
Total revenues (1)...................................    36,238    105,529      408,569     401,796     33,557
                                                       ---------  ---------  -----------  ----------  ---------
Costs and expenses:
Cost of license fees (2).............................    14,934    192,406      662,315      14,910        484
Cost of services.....................................    21,563     68,233      228,023     139,746     15,586
Sales and marketing..................................    18,388     78,945      183,412     168,647     31,546
Product development..................................    27,120     76,922      118,159     102,676     20,496
General and administrative (3).......................     8,239     25,615      116,621      43,236      5,050
Purchased in-process research and development........        --         --        4,548       5,142      9,374
Stock compensation...................................     3,395      8,728       98,302      39,820      2,324
Restructuring costs and other........................     7,085     22,947      126,605          --         --
Amortization of goodwill and other
   intangible assets.................................       612     11,867      332,789     233,183     11,133
Impairment of intangible assets
   and fixed assets..................................        --    214,082    1,120,464          --         --
                                                       ---------  ---------  -----------  ----------  ---------
Total costs and expenses.............................   101,336    699,745    2,991,238     747,360     95,993
                                                       ---------  ---------  -----------  ----------  ---------
Loss from operations.................................   (65,098)  (594,216)  (2,582,669)   (345,564)   (62,436)
Interest income and other, net.......................     4,940      4,681        7,571       7,017      3,302
                                                       ---------  ---------  -----------  ----------  ---------
Net loss before income taxes.........................   (60,158)  (589,535)  (2,575,098)   (338,547)   (59,134)
Provision for income taxes...........................    (2,388)       301        9,001       6,400      4,188
                                                       ---------  ---------  -----------  ----------  ---------
Net loss.............................................   (57,770)  (589,836)  (2,584,099)   (344,947)   (63,322)
                                                       ---------  ---------  -----------  ----------  ---------
Deemed dividend related to beneficial conversion
   feature on Series B Preferred Stock...............     3,327         --           --          --         --
Accretion of Series B Preferred Stock to
   redemption value..................................     5,895         --           --          --         --
Series B Preferred Stock dividends...................       400         --           --          --         --
                                                       ---------  ---------  -----------  ----------  ---------
Net loss attributable to common stockholders......... $ (67,392) $(589,836) $(2,584,099) $ (344,947) $ (63,322)
                                                       =========  =========  ===========  ==========  =========
Basic and diluted net loss per share
  attributable to common stockholders ............... $   (2.19) $  (20.33) $   (103.02) $   (20.52) $   (7.36)

Weighted average shares - basic and diluted..........    30,735     29,011       25,084      16,807      8,605
                                                       =========  =========  ===========  ==========  =========

(1)  Revenues from related parties................... $   7,392  $  32,022  $    97,741  $   52,512  $   2,078
                                                       =========  =========  ===========  ==========  =========
(2) Includes charges for the
     impairment and amortization
     of the Technology Agreement with
     Covisint (see  Notes 4 and 10 of
     Notes to Consolidated Financial
     Statements) .................................... $  15,943  $ 190,396  $   647,500  $    5,700  $      --
                                                       =========  =========  ===========  ==========  =========
(3)  Includes charges to (reversals of)
     bad debt expense................................ $  (2,723) $  (5,454) $    32,924  $    2,657  $     195
                                                       =========  =========  ===========  ==========  =========

(a) Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

(b) We implemented SFAS 142 on January 1, 2002, which requires that goodwill (including assembled workforce) no longer be amortized, but tested for impairment on at least an annual basis.    For a further discussion of SFAS 142, see Note 4 to the Consolidated Financial Statements, "Goodwill, Long Lived Asset and Other Intangible Assets," Part II, Item 8, incorporated here by reference.

BALANCE SHEET DATA: (In thousands)

                                                                             December 31,
                                                       --------------------------------------------------------
                                                         2003       2002        2001         2000       1999
                                                       ---------  ---------  -----------  ----------  ---------

Cash and cash equivalents............................ $   6,943  $  73,753  $   192,547  $  215,189  $  51,792
Working capital......................................     9,148     24,574      180,411     245,963     77,480
Total assets.........................................    29,248    159,422      828,941   3,070,555    384,610
Long term liabilities................................     8,394     46,947       56,005       4,339        262
Redeemable convertible preferred stock...............    12,480         --           --          --         --
Total stockholder's equity (deficit).................    (3,028)    47,490      623,815   2,799,411    316,721

(a) Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Background

Commerce One is a technology company that specializes in software and services that allow companies to conduct business more efficiently through composite process management. The goal of composite process management is to make business processes and interactions more efficient and to automate business functions. Composite process management allows organizations to create new applications with new features and capabilities from their existing software applications. The resulting applications (called "composite applications") combine the different functionality of stand-alone software applications into a unified business process, allowing the customer to automate relationships both inside and outside the company. The Commerce One Conductor™ platform is designed to allow companies to collaborate more effectively with their partners, customers and suppliers by automating their critical business processes. The platform has broad applicability in a wide variety of industries. Examples of business functions that can be automated using the Commerce One Conductor™ platform include inventory management, spend analysis and payment and supply chain processes across industries such as automotive, manufacturing, health care and consumer goods.

Our newest product offerings-the Commerce One Conductor™ platform, and existing and planned Process Accelerators- represent our next generation of collaborative solutions designed to help our customers optimize their technology investments and improve the functionality of their existing software applications.

We were founded as Distrivision in 1994, changed our name to Commerce One in 1997, and re-incorporated in Delaware in 1999.  On July 11, 2001, we reorganized into a holding company structure.  As part of the reorganization, the stockholders of the "old" Commerce One (now our wholly-owned subsidiary Commerce One Operations, Inc.) became stockholders of the "new" Commerce One.  The financial results reported in this Annual Report on Form 10-K include, as applicable, the historical financial results of new Commerce One after the reorganization and the historical financial results of old Commerce One prior to the reorganization.  The reorganization is described more fully in Note 11 of Notes to Consolidated Financial Statements.  Our worldwide headquarters are located at One Market, Steuart Tower, Suite 1300, San Francisco, CA 94105. We can be reached at 415.644.8700 and info@commerceone.com.

Source of Revenues

We generate revenues from multiple sources. License fees are generated from licensing our software solutions primarily to end-user organizations through our direct sales force, and, to a lesser extent, to certain third-party product distributors and resellers (primarily in international locations).  Services revenues are generated from professional consulting, software maintenance, revenue-sharing arrangements with customers, and other related services. Revenues from revenue-sharing arrangements have not been a significant portion of our total services revenues to date and are not expected to be significant in the future.

The portion of our license and service revenues attributable to sales outside the United States continues to be a substantial portion of our overall revenues. In 2003, approximately 47% of our license and service revenues were derived from sales outside United States, compared to 35% in 2002 and 34% in 2001.

In 2003, 2002 and 2001, transactions with SAP accounted for approximately 11%, 25% and 19% of our total revenues, respectively. In 2002, transactions with UCCnet accounted for approximately 11% of our total revenues. For 2003, 2002 and 2001, no other customers accounted for more than 10% of our total revenues.

Significant Trends Affecting Our Business

Liquidity and Cash Flows from Operations. We had cash and cash equivalents and short-term investments of approximately $10.1 million at December 31, 2003, of which $7.0 million was unrestricted cash and short-term investments that can be used to fund operations. In 2003, we used cash in operating activities of approximately $91.2 million . We have taken significant steps to reduce our ongoing operating expenditures through personnel reductions, renegotiating and settling real estate obligations and other cost reduction measures. While these efforts have significantly reduced our operating expenditures, our operations are still drawing down our cash reserves. Our current cash position and expectations for 2004 are discussed in more detail in the section below entitled "Liquidity and Capital Resources."

New Product Introduction. We launched the Commerce One Conductor TM platform, our new product, in March of 2003 and we are currently focused primarily on developing and selling this product line. Thus far, however, license revenue from sales of the Conductor platform has not been significant. Among the issues hampering our efforts to sell the Conductor platform are ongoing concerns of existing and potential customers regarding our viability, the lack of an established market for our new products, the length of sales cycles, particularly for a new and unproven technology, and a depressed technology market. Moreover, these same issues make it difficult to sell our SRM applications while we try to establish a market for the Conductor platform. We believe that these trends, particularly with respect to our SRM products, have affected us more than many of our competitors.

In addition, we do not expect that sales of the Commerce One Conductor TM platform will generate significant license revenue in the immediate future. In particular, in an effort to gain visibility of the product with our customers, we have provided the product to several "early adopter" customers under a program where the customer tests the product at significantly reduced rates. We may continue to offer the product at reduced rates or pursuant to other similar programs in order to gain market acceptance. As a result, we do not anticipate that our average selling prices for our products will increase in the near future, and we believe that we will continue to experience downward pricing pressure over the next year.

Industry Dynamics-Decline in Enterprise Spending. The enterprise software industry is characterized by several trends that may have a material impact on our strategic planning, results of operations and financial condition. One key trend has been the decline in spending on enterprise software as a result of the weakened global economy and uncertainty due to recent international events. This decline in enterprise spending has had a direct and significant adverse impact on our ability to generate license revenues from new and existing customers. The decline in spending has also been coupled with increased competition in our industry resulting in significant downward pricing pressure on our products. Taken together, these trends have resulted in a significant reduction in new sales and declining average selling prices for the products we do sell. In addition, we have only recently introduced our new product, and we expect that sales of such product will not generate significant license revenue in the immediate future. In particular, in an effort to gain visibility of the product with our customers, we have provided the product to several "early adopter" customers under a program where the customer tests the product at significantly reduced rates. We may continue to offer the product at reduced rates or pursuant to other similar programs in order to gain market acceptance. As a result, we do not anticipate that our average selling prices for our products will increase in the near future, and we believe that we will continue to experience downward pricing pressure over the next year.

Potential Sale of SRM Assets. We are currently considering the sale of our SRM assets to generate additional necessary working capital and in discussions with potential buyers. The substantial majority of our license revenues and maintenance revenues in 2003 related to our SRM products. While a sale of the SRM assets could generate cash for us and result in some cost savings in the future, it would significantly diminish our revenues for the remainder of 2004. We cannot assure you, however, that we will be able to sell our SRM assets on reasonable terms, if at all.

Loss of Future Covisint Revenues. We have historically received significant license, professional services and software maintenance revenues from Covisint. These amounts became a more substantial portion of our revenues over time as our overall revenues have declined. As discussed in the section below entitled "Settlement with Covisint," we recently entered into a settlement agreement with Covisint pursuant to which Covisint paid us $4,650,000. Under the terms of that agreement, if neither party files for bankruptcy after a 92-day period (which began on January 2, 2004), Covisint's future payment obligations to us will terminate and our existing technology agreement with Covisint will be cancelled. As a result of this settlement, we do not expect to derive any significant revenues from Covisint in the future.

SPECIFIC EVENTS IN 2003

Relationship with SAP

Termination of Commercial Relationship

We entered into a strategic relationship with SAP in 2000 to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications.  This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party.  These products were primarily targeted at electronic marketplace customers. Historically, SAP was instrumental in assisting us with selling the jointly developed products to SAP's customer base.  From 2000 to 2002, SAP accounted for a significant portion of our license revenue.  However, these royalty payments declined in the past two years with the decline of the market for electronic marketplace solutions.  In 2003, 2002 and 2001, SAP reported royalties to us of approximately $4.1 million, $26.1 million and $79.1 million, respectively, of which license revenues were approximately $0.4 million, $19.7 million and $68.3 million, respectively.

Over time, the relationship with SAP has changed and each company has phased out the jointly developed Enterprise Buyer procurement products and replaced such products with its own successor procurement products.  In addition, the market for the Marketset suite of products has declined substantially over the past two years with the decline in the electronic marketplace sector. In November 2003, SAP and Commerce One terminated the commercial relationship. As a result, we received only $0.4 million in license revenue from SAP in 2003 and do not expect to receive any license revenue in 2004 or thereafter.

Historically, we have also generated revenue from our relationship with SAP by providing technical customer support and maintenance services to joint customers. This revenue represented approximately 4% of our services revenues in 2001, 11% in 2002 and 13% in 2003. As a result of the termination of the SAP relationship in November 2003, we do not expect to receive revenues, if any, from SAP for technical support and maintenance in 2004 or thereafter.

Equity Relationship

At the time we entered into the strategic alliance agreement with SAP in 2000, we sold 505,955 shares of our common stock to SAP for an aggregate purchase price of approximately $250 million.

Subsequently, in 2001, we sold an additional 4,748,477 shares of our common stock to SAP for an aggregate purchase price of approximately $225 million.

In connection with our issuance of common stock to SAP, we entered into various agreements that restrict SAP's ability to acquire more than 23% of our outstanding common stock or otherwise attempt to acquire control of Commerce One, limit its transfer of the shares of common stock that it purchased from us and, in very limited ways, affect SAP's ability to vote its shares of our common stock.  We also granted SAP certain rights to require us to register the resale of its shares of our common stock, certain pro rata rights to acquire additional shares of our common stock and the right to have a designee appointed to our board of directors or to send an observer to our board of directors meetings. As of December 31, 2003, SAP has not exercised its right to have such a designee appointed, but has exercised its right to send an observer to our board of directors meetings.

Certain of the transfer restrictions imposed upon SAP's ability to sell our common stock expired upon the termination of the SAP relationship in November 2003 and most of the remaining transfer restrictions will terminate on June 28, 2004. The standstill restrictions imposed upon SAP, as well as their pro rata rights, will also terminate on June 28, 2004.

As of December 31, 2003, through its purchases from us and on the open market, we believe that SAP beneficially owned approximately 20% of our outstanding common stock.

Settlement with Covisint

On December 8, 2000, Commerce One, Ford Motor Company, General Motors Corporation, Daimler Chrysler AG, Renault S.A. and Nissan Motor Co., Ltd. entered into several agreements relating to the formation of Covisint, LLC, a Delaware limited liability company. Covisint is a business-to-business e- marketplace for the procurement of goods and services by automakers, their suppliers and others. Pursuant to a "Technology Agreement," we licensed software and provided software maintenance to Covisint. In exchange, Covisint agreed to pay to us certain license and support fees and a share of Covisint's electronic marketplace revenue over a ten-year period. We also own approximately 2% of Covisint.

In June 2003, we initiated an arbitration proceeding in Michigan against Covisint to compel Covisint's payment to us of approximately $2.8 million in accounts receivable as of the time of filing of the demand. On December 30, 2003, we entered into a settlement agreement with Covisint pursuant to which Covisint paid us $4,650,000. As part of the agreement, the parties agreed to resolve the arbitration and a related state court action that had been pending between the parties, and we granted a fully paid software license to Covisint for certain Commerce One software that Covisint has used in its operations. We previously had licensed that software to Covisint under the Technology Agreement, which the parties agreed to terminate under certain conditions as part of the settlement. Covisint paid us in full by January 2, 2004. Following a 92-day period (which commenced on January 2, 2004), and provided that certain bankruptcy events do not occur with respect to either party during that 92-day period, all litigation between the parties will be permanently dismissed, and the Technology Agreement that previously governed the relationship between us and Covisint will terminate. As a result of the settlement, we recognized previously deferred services revenues of $2.0 million and collections of approximately $2.6 million of our fully reserved receivable due from Covisint. This resulted in a bad debt recovery of $2.6 million, creating a benefit to general and administrative expense in 2003. We recognized a charge to "Cost of license fees" of $6.0 million in the fourth quarter of 2003 due to the write down of the intangible asset related to the Technology Agreement. In addition, we recognized a charge of $5.0 million for the write down of our 2% equity investment in Covisint. This charge was included in the "Interest income and other, net" line item on the Statement of Operations.

Renegotiation and Settlement of Certain Real Estate Obligations

Pleasanton Lease

In April 2003, we entered into an agreement to sublease the facility we formerly occupied as our main corporate office in Pleasanton, California in an effort to decrease our rent expense. The sublease had a term from January 2004 through February 2005, which also was the remaining term of the lease. The amount of income provided for under the sublease was less than the lease payments due and thus left us with a total remaining rent obligation of approximately $5.6 million.

Subsequently, in the fourth quarter of 2003, in order to conserve cash, we entered into an agreement with the Pleasanton landlord (PeopleSoft) to pre-pay the total remaining $5.6 million rent obligation. Pursuant to this agreement, we gave PeopleSoft the following: 1) an initial cash payment of $1.5 million, 2) an interest-free promissory note in the principal amount of approximately $2 million, payable in February 2005, and 3) shares of restricted common stock with a market value of approximately $2.1 million based upon the issuance price. As the result of this transaction, we have no further rental payment obligations for our former headquarters.

Pre-payment of Settlement Obligation

As part of a June 2003 settlement with a former landlord, we agreed to make two cash payments of $375,000 each in September 2004 and September 2005, respectively. These payments were included in our restructuring liability at December 31, 2003. The 2004 payment was secured by a lien against our accounts receivable until January 2005 (unless we defaulted on the 2004 payment in which case the lien would extend to both the 2004 and 2005 payments). In January 2004, we reached a further agreement with that landlord under which we paid $500,000 in satisfaction of both the 2004 and 2005 cash payments. This pre- payment satisfies all of our remaining obligations to that landlord, although the underlying settlement agreement provides that the landlord will have a liquidated claim of $6 million against us if-as the result of a bankruptcy of Commerce One or as the result of a fraudulent conveyance action-the landlord is disgorged of any payments it has received from us. That liquidated claim would be offset by any settlement payments that the landlord retains.

Austin Lease

In January 2004, we signed an agreement with the landlord of the office space we occupy in Austin, Texas. Under the agreement, we reduced our monthly base rent obligation, retroactive to November 1, 2003, and also assigned to the landlord our sublease with a subtenant who had occupied some of our subleased space. In exchange, the landlord was permitted to draw down an existing letter of credit in the amount of approximately $500,000 and reclaimed a significant portion of the space under lease. The net result of the transaction was to reduce our overall monthly lease obligation by approximately 40% through the term of the lease. However, the landlord also has the right to extend the lease for an additional 30 months upon its expiration in January 2006, subject to certain buyout rights of the Company.

Investment from BayStar

On July 10, 2003, we received a $10 million investment from BayStar. Under the terms of our investment agreement with BayStar, we issued 100,000 shares of Series B Preferred Stock, and five-year warrants to purchase 2,209,945 shares of our common stock. The Series B Preferred Stock is initially convertible into approximately 4,297,748 shares of the our common stock at a conversion price of $2.3268 per share. The exercise price for the warrants is $2.715 per share.

Pursuant to the terms of the Series B Preferred Stock issued to BayStar, we may upon the occurrence of certain events be required to redeem all of the outstanding shares of Series B Preferred Stock. The events that could lead to redemption include failure to timely convert shares of Series B Preferred Stock into common stock when requested, to timely file, have declared effective and maintain the effectiveness of the registration statement on Form S-3 covering the resale of the common stock underlying the Series B Preferred Stock or to maintain the listing of our common stock on the Nasdaq National Market or the Nasdaq SmallCap Market, or if we consummate a change of control (including a merger, acquisition or sale of all or substantially all of our assets) of Commerce One. As of the date of this Form 10-K, the Form S-3 covering the resale of the common stock underlying the Series B Preferred Stock had not yet been declared effective by the SEC. Beginning in January 2004, we began incurring penalties of $5,000 per day until the registration statement is declared effective. Under the initial agreement with BayStar, in the event that the Form S-3 was not declared effective on or prior to April 5, 2004, we could have been required to redeem the Series B Preferred Stock for approximately $12 million or the fair market value of the common stock underlying the Series B Preferred Stock, whichever is greater, plus any accrued and unpaid dividends and other penalties which were estimated, as of December 31, 2003, to be approximately $1.2 million on April 5, 2004. On March 14, 2004, we entered into a Consent and Amendment Agreement with BayStar to amend certain provisions of our Registration Rights Agreement covering the registration of the Common Stock issuable upon conversion of our Series B Preferred Stock and the Common Stock issuable upon exercise of BayStar's warrants (collectively the "Registrable Securities"). Under this agreement, in exchange for a cash payment of $200,000 on or before April 1, 2004 and issuance of approximately 500,000 shares of our common stock, BayStar agreed to extend the deadline by which our Registration Statement must be declared effective by the Securities and Exchange Commission by 90 days (to July 4, 2004). In addition, in exchange for such consideration, Baystar has agreed to waive the $5,000 per day penalties accrued thus far and up to and including July 4, 2004. If the Registration Statement is not declared effective on or before July 4, 2004, BayStar would have the right to redeem the Series B Preferred Stock for a price equal to the greater of 120% of the original purchase price of $10 million plus any accrued and unpaid dividends or the then current market value of the Series B Preferred Stock on an as-converted-to- Common Stock basis.

Notes and Warrants Issuances to ComVest Investment Partners II and DCC Ventures

On December 31, 2003, we issued secured promissory notes in the aggregate principal amount of $5 million (the Notes) and warrants to purchase our common stock (the Warrants) to ComVest Investment Partners II, LLC and DCC Ventures, LLC for an aggregate purchase price of $5,000,100. The Notes bear interest at a rate varying from 6% to 10% over the term of the Notes, are due on March 31, 2005 or sooner upon the occurrence of certain events of default or other events, and are secured by certain of our assets. The Warrants to purchase an aggregate of 2,568,494 shares (the Warrant Shares) of our common stock, at an exercise price of $0.0001 per share, were fully exercised subsequent to December 31, 2003. We may repurchase up to 513,699 of these shares if we repay the Notes on or before April 30, 2004 and other conditions are met. Upon an event of default, the Notes become convertible, subject to certain limitations, into shares of our common stock at a conversion price based on the market value of the common stock at the time of the default.

Following is a summary of the terms of the securities we issued to ComVest Investment Partners II and DCC Ventures and the related agreements. Our summary is not intended to describe the material terms of these securities but our summary is qualified by reference to the Note and Warrant Purchase Agreement, the Notes, the Warrants, the Security Agreement, the Pledge Agreement, the Guaranty, and the Registration Rights Agreement, each of which is filed as an exhibit to our Current Report on Form 8-K, filed on January 8, 2004, and incorporated by reference herein.

Terms of the Notes

Interest
    The Notes bear interest at a rate per annum as follows:

Months 1-3 of the Note	6% per annum
Months 4-6 of the Note	7% per annum
Months 7-9 of the Note	8% per annum
Months 10-12 of the Note	9% per annum
Months 13-15 of the Note	10% per annum

    Interest is payable quarterly in cash.
    If an event of default occurs and is continuing, the Notes bear interest of 12% per annum until such event of default has been cured.

Maturity
    The Notes are due on the earliest to occur of (i) March 31, 2005, (ii) such date that we merge or combine with another company or sell all or substantially all of our assets, (iii) the acquisition by a single entity, person or a "group" within the meaning of Rule 13d-1 of the Exchange Act, of more than fifty percent of our voting power or capital stock (on a fully-diluted basis), or (iv) one (1) business day before the date on which we repay all or substantially all amounts outstanding under a promissory note due February 22, 2005, payable to PeopleSoft.

Event of Default
    The Notes become due and payable upon an event of default which includes the following events:
      Our failure to pay amounts due under the Notes on time;
      A material breach by us of our representations and warranties or obligations under the agreements and documents governing the Notes;
      Our liquidation or bankruptcy;
      Our default on another instrument for borrowed money that (i) exceeds $50,000 if the lender declares the default and accelerates our payments or (ii) exceeds $300,000 if the lender declares the default and we are not actively disputing the default in good faith;
      Our agreement to pay in settlement of a legal proceeding $500,000 in a single instance or $1,110,000 in the aggregate, which payment is not covered by our insurance policies.

Conversion

    The Notes are not convertible unless we fail to pay such Notes in accordance with their terms upon maturity or upon an event of default.
    In such event, the holders of the Notes may convert their Notes into shares of our common stock equal to the number obtained by dividing the then- outstanding principal amount of such Notes, together with all accrued but unpaid interest thereon, by the conversion price (the "Conversion Shares"), subject to adjustment for stock splits, stock dividends, reclassifications and the like.
    The conversion price per share is equal to 90% of the average closing bid price for the 5 trading days immediately following the later of (i) the date of such default and (ii) the date of issuance of any press release announcing such default.
    Such conversion upon default is limited to the extent that the number of Warrant Shares and Conversion Shares issued to the holders of the Notes shall not exceed an aggregate of 6,653,840 shares of our common stock.

Prepayment
    The Notes may be prepaid, in whole or in part, at any time without penalty or premium, upon 10 days' prior written notice to each of the holders of the Notes.
    The Notes must be prepaid, in whole or in part, in the event that we sell the assets used as collateral for the Notes or we raise additional debt or equity financing.

Security Interest
    The Notes are secured by a lien in certain assets related to our SRM business and certain promissory notes issued to us by eScout LLC in the aggregate principal amount of $2,000,182.

Recent Personnel Changes

On March 1, 2004 we announced several personnel changes at the Company. On February 16, 2004, Wain Beard, formerly a sales executive at Sybase, Inc., joined Commerce One as Senior Vice President of Worldwide Sales. Mr. Beard replaces Kip Quackenbush, who will assume the position of Senior Vice President, Channels. We also hired Ed Mueller as Senior Vice President of Marketing, effective March 1, 2004. Mr. Mueller replaces Narender Singh in this role, who has left Commerce One to pursue other opportunities. Prior to joining Commerce One, Mr. Mueller was an independent consultant and former executive and co-founder of ShortCycles, Inc. and db-Centric.

In addition, our Chief Financial Officer, Charles Boynton, recently notified us of his intention to resign his position to accept employment in Colorado. Mr. Boynton's expected departure date is March 31, 2004, and Mr. Boynton will remain in a consulting capacity with Commerce One for a transition period after his departure. We are currently engaged in a search to find a replacement for Mr. Boynton.

Registration of Shares of Common Stock for Resale

The Notes and the Warrants were issued in a private placement without registration under the Securities Act of 1933, as amended. We have agreed to file with the SEC a registration statement to register the resale of the common stock issuable upon conversion of the Notes and the common stock issuable upon exercise of the Warrants. We are required to use reasonable best efforts to cause the registration statement to be declared effective by the SEC no later than April 30, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an on-going basis, we evaluate estimates, including those related to revenue recognition, accounts receivable allowances, long-lived assets and restructuring.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amount and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change.

We believe that these significant judgments affect the following critical accounting policies used in the preparation of our consolidated financial statements.

Revenue recognition and related accounting policies

Our revenue recognition policies are consistent with Statement of Position 97-2 "Software Revenue Recognition," and Staff Accounting Bulletin No. 104, "Revenue Recognition".

Revenues from license agreements for our software products are recognized upon transfer of title and risk of loss which generally occurs upon shipment of the software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable. In the limited circumstances where our software is licensed to third parties through indirect sales channels (primarily in international locations), license fees are recognized as revenue, under the sell-through method, when the criteria described above have been met and the reseller has sold the software to an end user customer. While generally we do not license software under barter or concurrent arrangements, whenever software has been licensed under such arrangements, we have recognized revenue equal to the net monetary amounts to be received by us.

We assess whether fees are fixed or determinable when products or services have been delivered. Payment terms offered by us vary based on customer requirements and standard practice in the customer's country of domicile, and are typically within 90 days of delivery of the underlying products or services. Payment terms that extend beyond 90 days are not considered fixed or determinable, and are not recognized as revenue until the contractual payment due date, provided we then determine collection is probable and all other revenue recognition criteria have been met.

We reduce license revenue to reflect estimated product returns. While as a matter of contract and general practice, we do not accept the return of software products after the expiration of any acceptance periods, unforeseen contractual disputes with customers may require us to accept the return of a product. Management uses a percentage of trailing license revenue in order to calculate the required reserve balance. The appropriate percentage is determined by analyzing information pertaining to past customer issues or disputes for particular products. Our reserves have decreased significantly over the past twelve months due to lower license revenue. Should our actual product returns be greater than our estimates, or if we experience higher returns due to the introduction of our new Commerce One Conductor™ platform product, revisions to the product return allowance would be required which may lead to a decrease in license revenue.

Revenues from professional services contracts are generally recognized on a time and material basis. However, when we perform work on a fixed price basis, revenue is recognized on the percentage-of- completion method, with costs and estimated profits recorded as work is performed. We use labor hours as the input measure to determine progress under the percentage-of completion-method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability, including final contract settlements, may result in revisions to costs and revenues, which are recognized in the period in which the revisions are determined.

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

We recognize revenue from royalty agreements upon receipt of the royalty report when there is a signed agreement and collection is probable. Prepaid royalties are recorded as deferred revenue until the royalty report is received. For limited term fixed fee royalty agreements, we recognize the total fee ratably over the term of the royalty agreement.

Software maintenance revenues, subscription fees and hosting fees are recognized ratably over the term of the related contract, typically one year, upon cash receipt.

Subscription fees and hosting fees have not been significant and are not expected to be significant in the future. Revenues related to revenue sharing are recognized as earned based on customer transactions. Revenues related to hosting fees generally are recognized ratably over the term of the related contracts, typically one year. In January 2003, we divested to eScout LLC our CommerceOne.net division, which offered hosting, software subscription services, transaction-based marketplace services and content services. During 2002, we recognized service revenues totaling approximately $11.8 million from CommerceOne.net related services. During 2003, we recognized a total of approximately $3.2 million in services revenue from CommerceOne.net related services. Due to this divestiture, we will no longer offer these services. As a result of this divestiture, we received no transaction fees in 2003 and will no longer receive these fees in the future. In addition, our hosting revenue has declined substantially and will be limited solely to the recognition of revenue that previously had been deferred.

Deferred revenue consists of prepaid licenses fees as well as prepaid fees for royalties, services and maintenance and support agreements.

Revenue by type for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

                                              Years Ended December 31,
                                         -------------------------------
                                           2003       2002       2001
                                         ---------  ---------  ---------
License fees........................... $   7,071  $  28,597  $ 130,917
Professional services..................     6,475     34,303    200,816
Maintenance............................    15,649     24,725     34,185
Other..................................     7,043     17,904     42,651
                                         ---------  ---------  ---------
                                        $  36,238  $ 105,529  $ 408,569
                                         =========  =========  =========

Included in Other above are revenues generated through hosting, content, auction, education, training and subscription services.

Accounts receivable allowances

We maintain accounts receivable allowances for doubtful accounts, estimated product and service returns and for certain performance related claims.

A summary of our accounts receivable allowances and related activity is as follows:

Allowance for Doubtful Accounts:               Charged
                                              (Released)                Balances
                                 Balances at   to Costs                    at
                                  Beginning      and      (Deductions)   End of
                                  of Period    Expenses   Recoveries     Period
                                 -----------  ----------  -----------  ----------
Year ended December 31, 2001... $     2,740  $   32,924  $   (21,880) $   13,784
                                 ===========  ==========  ===========  ==========
Year ended December 31, 2002... $    13,784  $   (5,454) $    (5,862) $    2,468
                                 ===========  ==========  ===========  ==========
Year ended December 31, 2003... $     2,468  $   (2,723) $     1,103  $      848
                                 ===========  ==========  ===========  ==========

Allowance for Product and Service Returns:
                                                                        Balances
                                 Balances at   Charged                     at
                                  Beginning   (Released)  (Deductions)   End of
                                  of Period   to Revenues Recoveries     Period
                                 -----------  ----------  -----------  ----------
Year ended December 31, 2001... $       500  $    7,807  $    (5,014) $    3,293
                                 ===========  ==========  ===========  ==========
Year ended December 31, 2002... $     3,293  $      222  $    (2,479) $    1,036
                                 ===========  ==========  ===========  ==========
Year ended December 31, 2003... $     1,036  $   (1,162) $       304  $      178
                                 ===========  ==========  ===========  ==========

Allowance for License Performance Claims:
                                               Charged                  Balances
                                 Balances at  (Released)                   at
                                  Beginning    to Costs                  End of
                                  of Period   of Revenues Deductions     Period
                                 -----------  ----------  -----------  ----------
Year ended December 31, 2001... $       --   $    7,000  $       --   $    7,000
                                 ===========  ==========  ===========  ==========
Year ended December 31, 2002... $     7,000  $     (701) $    (3,802) $    2,497
                                 ===========  ==========  ===========  ==========
Year ended December 31, 2003... $     2,497  $      --   $    (2,497) $      --
                                 ===========  ==========  ===========  ==========

Our allowance for doubtful accounts reflects our estimate of losses resulting from the inability of our customers to make required payments based on our analysis of the current credit worthiness of the customer, prior payment history and the age of the receivables. We will periodically assess whether our actual collection results differ substantially from our estimates and adjust our assumptions if necessary. Periodic provisions to our allowance for doubtful accounts are recorded as a component of our general and administrative expense. We write-off specific customer accounts receivable balances against the allowance after our normal collection efforts have been unsuccessful.

In the year ended December 31, 2001 we experienced a rapid decline in revenue and the financial condition of our customer base deteriorated with the overall decline of the U.S. financial markets. We increased our reserves based on several factors, including without limitation the aging of our outstanding accounts receivable, the financial condition of our customer base, and the overall decline in the economy. During 2002 and 2003, we decreased the balance of our allowance for doubtful accounts primarily due to a decrease in our accounts receivable balance related to an overall revenue decline and collection on or write-off of accounts that were previously reserved. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make such payments, increases in the allowance may be required.

Our allowance for product and services revenue returns was established through reductions in license and service revenues and relates to performance issues raised by certain customers with outstanding receivable balances. We believe the rapid deterioration in economic circumstances, especially during 2001, was a significant factor for these claims. We write-off specific customer accounts receivable balances against the allowance after our efforts to resolve the performance issues have been unsuccessful, or upon determination that the receivable balance is otherwise uncollectible. The performance matters raised in 2001 were substantially resolved in 2002.

Our allowance for license performance claims was established in 2001 by charges to cost of license fees as a result of performance issues raised by certain license customers with outstanding receivable balances. This allowance has been reflected as a reduction to our accounts receivable balance since it relates to certain outstanding receivable balances. The performance matters raised in 2001 were resolved and at December 31, 2003, no allowance for performance claims was deemed necessary.

Long-lived Assets and Goodwill

In accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," and SFAS 142, "Goodwill and Other Intangible Assets," we periodically assess the carrying value of our long-lived assets including property and equipment, goodwill, our Technology Agreement with Covisint and other identified intangible assets for impairment.  An impairment assessment is performed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Impairment indicators include, but are not limited to, our net book value as compared to market capitalization, significant negative industry and economic trends, a significant decline in our stock price for a sustained period and significant under performance relative to historical and projected future operating results.  In assessing the recoverability of the current carrying value of goodwill and other intangible assets, we must make assumptions regarding the estimated future cash flows attributable to these assets.  In addition we must make assumptions regarding discount rates to determine the fair value of the respective assets. We have typically relied on valuation experts to assist in the analysis of these factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded which could have a significant impact on our operating results.

Restructuring Accrual

We have undergone multiple restructuring transactions during 2001, 2002 and 2003. In accordance with Emerging Issues Task Force Issue (EITF) 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", the cost associated with transactions initiated in 2001 and 2002 have been charged to restructuring expense in the period in which we committed to the restructuring plan. The charges relating to the consolidation and closing of facilities and asset dispositions required significant estimates to determine the amount of future payments to be accrued as a part of the restructuring activity. A change in the circumstances related to the plan for closure of the facilities could result in additional charges or the reversal of prior charges taken.

In June 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities."  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan, as required under EITF 94-3.   The provisions of SFAS 146 were effective for exit or disposal activities initiated after December 31, 2002.  During the year ended December 31, 2003, we recorded restructuring costs of $20.7 million under the provisions of SFAS 146. The adoption of SFAS 146 may affect the timing of recognizing future restructuring costs and the amounts recognized under such costs.

Our restructuring charges and accrual have been based on our estimates of future headcount and facility requirements. If we determine that our actual requirements are less than our estimated requirements, we may be required to record additional charges to further reduce our headcount and to close additional facilities. In addition, our restructuring accrual is based on other estimates including estimates of future sublease income and estimates of benefits to be paid to terminated employees. At December 31, 2003, our restructuring liabilities were primarily comprised of estimated payments to terminated employees. We do not expect actual payments to differ significantly from our estimates.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents and investments of approximately $10.1 million at December 31, 2003 compared to approximately $112.9 million at December 31, 2002 and $288.2 million at December 31, 2001. Of the amount at December 31, 2003, approximately $7.0 million represented unrestricted cash and short-term investments that we can use to fund operations. The final cash balance for 2003 did not include $7.7 million of cash payments received on January 2, 2004.

The amounts as of December 31, 2003 included approximately $3.2 million that collateralized certain of our obligations related to operating lease agreements for computer equipment and office facilities and potential workers compensation claims.  The amounts as of December 31, 2002 included approximately $35.6 million that collateralized certain of our obligations related to operating lease agreements for office facilities, potential workers compensation claims and an outstanding note payable. The amounts as of December 31, 2001 included approximately $14.3 million that collateralized certain of our obligations related to operating lease agreements for office facilities, potential workers compensation claims and the guarantee of a personal home mortgage of an executive officer.

Discussion of Cash Flows

As described in more detail below, we used a significant amount of cash to support our operations in 2003. This cash came from our existing cash, cash equivalents and short-term investments, as well as from our financing in July 2003. While the amount of cash we used in operations generally declined during the year due to our efforts to reduce our expenses, we nonetheless ended 2003 with far less cash than we began the year.

Net Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $91.3 million for 2003, as compared to net cash used in operating activities of approximately $217.5 million and $267.0 million for 2002 and 2001, respectively.  Cash used in operating activities for 2003 resulted primarily from the net loss in 2003, excluding non-cash charges for amortization, depreciation, loss on disposal of fixed assets and impairment charges for intangible assets. The payment of outstanding accounts payable, accrued compensation and other current liabilities, along with a decrease in deferred revenue contributed to additional cash used in operations. Similarly, cash used in operating activities for 2002 resulted primarily from the net loss in that year, excluding non-cash charges for amortization, depreciation, and impairment charges for fixed assets, the equity investment held in Covisint, goodwill and other intangible assets. The payment of outstanding accounts payable, accrued compensation and other current liabilities, along with a decrease in deferred revenue also contributed to cash used in operations. Cash used in operating activities for 2001 resulted primarily from the net loss in that year, excluding non-cash charges for amortization, depreciation, and impairment charges for fixed assets and a $1.1 billion impairment charge for goodwill and other intangibles. The payment of outstanding accounts payable, accrued compensation and other current liabilities, along with a $57.1 million decrease in deferred revenue also contributed to cash used in operations.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities totaled approximately $37.8 million for 2003, as compared to cash provided by investing activities of $92.3 million in 2002 and cash used in investing activities of $10.9 million in 2001.  Cash provided by investing activities in 2003 related to the maturities of short-term investments in the amount of $37.7 million. This was partially offset by the purchase of short-term investments in the amount of $1.7 million and purchases of property and equipment in the amount of $0.5 million.  Cash provided by investing activities in 2002 related to the maturities of short-term investments in the amount of $130.5 million and proceeds from divestitures in the amount of $10.7 million. This was partially offset by the purchase of short- term investments in the amount of $43.9 million and purchases of property and equipment in the amount of $6.5 million.  Cash used in investing activities in 2001 related to the purchase of short-term investments in the amount of $173.9 million and the purchase of property and equipment of $39.5 million. This was partially offset by the maturities of short-term investments in the amount of $204.7 million.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities totaled approximately $13.5 million for 2003, compared to net cash provided by financing activities of $7.3 million in 2002 and $255.1 million in 2001.  The cash used in 2003 resulted from the repayment of the note payable to Silicon Valley Bank in the amount of $25 million, partially offset by the exercise of employee stock options and stock purchased through the employee stock purchase plan in the amount of $0.7 million and the $9.8 million of net proceeds from the issuance of preferred stock and warrants to BayStar. The cash provided in 2002 resulted from the exercise of employee stock options and stock purchased through the employee stock purchase plan in the amount of $4.9 million and cash proceeds drawn from a credit facility with Silicon Valley Bank in the amount of $25 million, offset by the payment of the outstanding balance of our loan from Microsoft in the amount of $19 million and the payment of a loan to a former officer that we assumed upon his termination in the amount of $4 million. The cash provided in 2001 resulted from the sale of common stock to SAP for approximately $219.3 million, proceeds from the exercise of employee stock options and the sale of stock through the employee stock purchase plan in the aggregate amount of $18.6 million and cash proceeds drawn from a loan from Microsoft in the amount of $19 million, offset by $1.9 million in payments on notes payable and capital lease obligations.

Future Obligations

The following summarizes our contractual obligations as of December 31, 2003, and the effects such obligations are expected to have on our liquidity and cash flows in certain future periods after December 31, 2003 (in thousands):

                                                                                            5 years
                                                          Less than   1 to 3     4 to 5       and
                                                 Total    one year     years      years    thereafter
                                               ---------  ---------  ---------  ---------  ---------
Non-cancelable operating lease obligations... $   6,527  $   2,110  $   4,230  $     187  $      --
Peoplesoft note payable......................     2,039         --      2,039         --         --
Accrued restructuring costs..................     2,568      2,262        306         --         --
Redemption of Series B Preferred Stock.......    13,190     13,190         --         --         --
ComVest/DCC notes payable....................     5,507         --      5,507         --         --
Warrant liability............................     5,229         --         --         --      5,229
                                               ---------  ---------  ---------  ---------  ---------
Total........................................ $  35,060  $  17,562  $  12,082  $     187  $   5,229
                                               =========  =========  =========  =========  =========

We presently occupy office space in four locations in the United States.  Collectively, as of December 31, 2003, our long-term non- cancelable obligations for future rents payable through June 2008 were approximately $6.5 million.

The approximately $2.0 million promissory note issued to PeopleSoft is due and payable in February 2005, or sooner upon the occurrence of any of the following customary events of default, which generally include the following: (a) we fail to pay any amounts owed on the note on or before the maturity date; (b) we fail to perform or observe any other material agreement, covenant or obligation arising under the Note; (c) we are in default under any other collateral obligation for repayment of borrowed money from a bank or other financial institution; or (d) we file for bankruptcy, an involuntary bankruptcy proceeding is brought against us which is not dismissed within thirty days,or other form of relief of debt, insolvency or liquidation is sought by us or brought against us.

Accrued restructuring costs of $2.6 million includes approximately $0.9 million in lease termination liabilities not included in non-cancelable operating lease obligations above, approximately $1.4 million in termination payments to employees and approximately $0.2 million in liquidation fees in connection with the closure of our offices in France.

Pursuant to the terms of the Series B Preferred Stock issued to BayStar, we may upon the occurrence of certain events be required to redeem all of the outstanding shares of Series B Preferred Stock. The events that could lead to redemption include failure to timely convert shares of Series B Preferred Stock into common stock when requested, to timely file, have declared effective and maintain the effectiveness of the registration statement on Form S-3 covering the resale of the common stock underlying the Series B Preferred Stock or to maintain the listing of our common stock on the Nasdaq National Market or the Nasdaq SmallCap Market, or if we consummate a change of control (including a merger, acquisition or sale of all or substantially all of our assets) of Commerce One.

As of the date of this Form 10-K, the Form S-3 covering the resale of the common stock underlying the Series B Preferred Stock had not yet been declared effective by the SEC. We are diligently working to complete the SEC review process and to have the Form S-3 declared effective but cannot predict when this will occur. Beginning in January 2004, under the original contract, we began incurring penalties of $5,000 per day until the registration statement is declared effective. Under the initial agreement with BayStar, in the event that the Form S-3 was not declared effective on or prior to April 5, 2004, we could have been required to redeem the Series B Preferred Stock for approximately $12 million or the fair market value of the common stock underlying the Series B Preferred Stock, whichever is greater, plus any accrued and unpaid dividends and other penalties which were estimated, as of December 31, 2003, to be approximately $1.2 million on April 5, 2004. On March 14, 2004, we entered into a Consent and Amendment Agreement with BayStar to amend certain provisions of our Registration Rights Agreement covering the registration of the Common Stock issuable upon conversion of our Series B Preferred Stock and the Common Stock issuable upon exercise of BayStar's warrants (collectively the "Registrable Securities"). Under this agreement, in exchange for a cash payment of $200,000 on or before April 1, 2004 and issuance of approximately 500,000 shares of our common stock, BayStar agreed to extend the deadline by which our Registration Statement must be declared effective by the Securities and Exchange Commission by 90 days (to July 4, 2004). In addition, in exchange for such consideration, Baystar has agreed to waive the $5,000 per day penalties accrued thus far and up to and including July 4, 2004. If the Registration Statement is not declared effective on or before July 4, 2004, BayStar would have the right to redeem the Series B Preferred Stock for a price equal to the greater of 120% of the original purchase price of $10 million plus any accrued and unpaid dividends or the then current market value of the Series B Preferred Stock on an as-converted-to- Common Stock basis.

The approximate $5 million in secured promissory notes issued to ComVest and DCC Ventures on December 31, 2003 become due and payable on March 31, 2005 along with accrued interest of $0.5 million, or sooner upon the occurrence of certain events. These events include a merger, a sale or change of control of Commerce One, the sale, transfer or disposition of all or substantially all of our assets, the sale of our SRM assets, our repayment of certain other indebtedness, and certain events of default.

Under EITF 00-19, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial fair value of the warrants issued to Baystar on July 10, 2003 of $3.6 million was recorded as an accrued warrant liability in the consolidated balance sheet, and will be marked to market at the end of each quarter. At December 31, 2003, the warrant liability was adjusted to its new fair value of $1.9 million as determined by us, resulting in a gain of $1.8 million which has been reflected in the interest income and other, net, on the consolidated statement of operations. In addition, the fair values of the warrants issued to Comvest and DCC Ventures on December 31, 2003 of $3.3 million have been recorded as an accrued warrant liability in the consolidated balance sheet at December 31, 2003, and will be marked to market at the end of each quarter. We have reflected our warrant liability in the "5 years and thereafter" column in the above table since there is no contractually specified settlement provision or settlement date for these warrants.

We have no significant capital commitments or obligations other than those described above.  We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, we have not guaranteed any obligations of unconsolidated entities nor have we any commitment or intent to provide additional funding to any such entity.

Sources of Liquidity and Capital

We have historically satisfied our cash requirements primarily through the issuances of equity securities and, to a significantly lesser extent, through debt financing.

Financings and Other Events in 2003

On December 31, 2003, we issued secured promissory notes in the aggregate principal amount of $5.0 million and warrants to purchase our common stock to ComVest and DCC Ventures for an aggregate purchase price of $5.0 million. Of this amount, $1.0 million was received on December 31, 2003. The remaining $4.0 million, recorded at December 31, 2003 as a short-term note receivable, was received on January 3, 2004.

On December 30, 2003, we entered into a Settlement Agreement with Covisint, LLC (Covisint) pursuant to which Covisint paid us $4,650,000. As part of the agreement, the parties resolved an arbitration and a separate Michigan state court action that had been pending between the parties, and we granted a fully paid software license to Covisint for certain Commerce One software that Covisint has used in its operations. The $4,650,000 from Covisint was received on January 2, 2004 and was not included in the cash balance as of December 31, 2003.

In July 2003, we raised $10 million in connection with our sale of Series B Preferred Stock and warrants to purchase our common stock to Baystar Capital II, L.P.

In July 2003, we repaid our $25 million credit facility with Silicon Valley Bank.  All amounts drawn under the facility were fully secured by a cash collateral account with Silicon Valley Bank and, as a result, the loan did not result in any net additional unencumbered cash to us. The loan was repaid with the amounts in the cash collateral account.

Current Cash Position and Outlook for 2004

We had cash and cash equivalents and short-term investments of approximately $10.1 million at December 31, 2003, of which $6.9 million was unrestricted cash and short-term investments that can be used to fund operations. In 2003, we used on a net basis approximately $32.4 million and $66.9 million of our total restricted and unrestricted cash reserves, respectively. This cash was used primarily to fund our operations. We have taken significant steps to reduce our ongoing operating expenditures, including a recent personnel reduction in October 2003 that reduced our headcount to approximately 116 employees at the end of 2003, employee furloughs and multiple real estate settlements. While these efforts have significantly reduced our operating expenditures, our operations are still drawing down our cash reserves.

Based upon our current plans and expectations, we believe that we will have sufficient cash to fund our operations through 2004. However, plans and expectations are inherently uncertain and if our revenues do not meet our expectations or we encounter expenses or cash outlays that are greater than anticipated, we may not have sufficient cash to sustain our operations through 2004. In addition, we believe that we will need to increase our revenues and/or raise additional capital to meet our liquidity and capital needs beyond 2004. We may seek to raise additional capital through, among other things, potential asset sales, additional equity or debt financings, or some combination of these.As announced previously, the Company has retained Broadview International LLC to evaluate various strategic alternatives. Currently, the Company is evaluating offers to purchase its Supplier Relationship Management (SRM) applications. The Company's debt financing is secured by the SRM applications. If the Company completes a sale of the SRM applications, the Company plans to use the first $5.0 million in proceeds to repay existing secured debt. The Company believes that estimated proceeds from a sale of the SRM applications, after debt repayment, would provide additional liquidity to the Company necessary to fund its operations.

The Company is building the market opportunity for its Commerce One Conductor platform and composite process management solutions (Conductor Platform). The Company's continued viability is dependent on its ability to generate revenues through sales of its Conductor Platform. However the Company has not yet generated significant revenues from the Conductor Platform.

The current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding. In addition, the rights of our Series B Preferred Stock holder, BayStar, or our secured lenders, ComVest and DCC Ventures, may discourage other potential investors and diminish our ability to obtain additional financing. If our revenues do not meet our expectations, we are unable to obtain additional financing, or we encounter expenses or cash outlays that are larger than expected, our remaining cash reserves may not be sufficient to sustain our operations through 2004 or beyond. In addition, our Series B Preferred Stock will become redeemable on July 5, 2004 unless we are able to have declared effective and maintain the effectiveness of a registration statement covering the resale of underlying common stock by July 4, 2004. If BayStar chooses to exercise its redemption right at that time, we would not have sufficient cash to cover such redemption and our ability to fund our operations would be severely damaged. If we do not have sufficient cash to fund our operations, we will need to pursue other alternatives such as the sale of some or all of our assets, dramatically reducing or discontinuing some or all of our operations or filing for bankruptcy protection. If we do file for bankruptcy protection, there can be no assurance that we can effectively reorganize under Chapter 11 of the Bankruptcy Code or that we would be able to earn sufficient proceeds from a liquidation under Chapter 7 of the Bankruptcy Code to pay all of our creditors or provide any proceeds to our stockholders.

The forecasts of the periods of time through which our financial resources will be adequate to support our operations and all related statements are forward-looking statements that involves risks and uncertainties, and actual results could vary materially as a result of the factors described in this paragraph and in the section entitled "Risk Factors."

RESULTS OF OPERATIONS

The following table sets forth the results of operations for Commerce One expressed as a percentage of total revenues for the years ended December 31, 2003, 2002 and 2001. These historical operating results are not necessarily indicative of the results for any future period.

COMMERCE ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Years Ended December 31,
                                                       ---------------------------------
                                                         2003       2002        2001
                                                       ---------  ---------  -----------
Revenues:
License fees.........................................        20%       27%         32%
Services.............................................        80%       73%         68%
                                                       ---------  ---------  -----------
Total revenues ......................................       100        100          100
                                                       ---------  ---------  -----------
Costs and expenses:
Cost of license fees ................................        41%      182%        162%
Cost of services.....................................        60%       65%         56%
Sales and marketing..................................        50%       75%         45%
Product development..................................        75%       73%         29%
General and administrative...........................        23%       24%         29%
Purchased in-process research and development........        -- %       -- %          1%
Stock compensation...................................         9%        8%         24%
Restructuring costs and other........................        20%       22%         31%
Amortization of goodwill and other
   intangible assets.................................         2%       11%         81%
Impairment of intangible assets,
   fixed assets......................................        -- %      203%        274%
                                                       ---------  ---------  -----------
Total costs and expenses.............................       280%      663%        732%
                                                       ---------  ---------  -----------
Loss from operations.................................      (180)%     (563)%       (632)%
Interest income and other, net.......................        14%        4%          2%
                                                       ---------  ---------  -----------
Net loss before income taxes.........................      (166)%     (559)%       (630)%
Provision for income taxes...........................        (7)%       -- %          2%
                                                       ---------  ---------  -----------
Net loss.............................................      (159)%     (559)%       (632)%
                                                       ---------  ---------  -----------
Deemed dividend related to beneficial conversion
   feature on Series B Preferred Stock...............         9%       -- %         -- %
Accretion of Series B Preferred Stock to
   redemption value..................................        16%       -- %         -- %
Series B Preferred Stock dividends...................         1%       -- %         -- %
                                                       ---------  ---------  -----------
Net loss attributable to common stockholders.........      (186)%     (559)%       (632)
                                                       =========  =========  ===========

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001.

Revenue

Total revenues for 2003 decreased to approximately $36.2 million compared to $105.5 million for 2002 and $408.6 million for 2001.

License Revenue

License revenues for 2003 decreased to approximately $7.1 million compared to $28.6 million for 2002 and $130.9 million in 2001. In 2003, a significant portion of the $21.5 million decrease in license revenue was due to a significant drop in SAP license royalties. SAP royalties in 2003 were $0.4 million, a decrease of $19.3 million from 2002. The remaining $2.2 million reduction in license revenue is due to a drop in average recognized license revenue per customer. The average license revenue per customer was $125,000 in 2003, a 38% decrease from 2002. Excluding SAP, we recognized license revenues relating to 53 specific customers in 2003, a 20% increase from the prior year. In 2003, the decrease in license revenues relative to prior years primarily resulted from the change in focus from our previous generation of products; a significant slowdown in technology spending coupled with the continued general economic downturn; and intense competition in the market for packaged SRM applications, to which we were a relatively new entrant in 2001and 2002. In November 2003, we terminated our relationship with SAP and as a result, we do not expect to receive any revenues from SAP for technical support and maintenance in 2004 or thereafter.

In 2002, the decrease in license revenues primarily resulted from a significant slowdown in technology spending coupled with a general economic downturn, and significantly fewer opportunities to license marketplaces resulting in fewer and lower priced customer orders. The SRM-related portion of our business overall declined from 2001 to 2002. In addition to the decrease in the SRM average sales price due to the overall decline in technology spending, the sales and market share in the SRM area also shifted to software providers that provide a full suite of enterprise products, such as SAP, Oracle and PeopleSoft. We experienced a more significant decline than most during this period due to an intentional change in our focus from SRM and emarketplace software applications to Composite Process Management (CPM) and the development of our Commerce One Conductor platform in 2002. While we believe that our SRM products are generally equal to those of our competitors from a feature and function standpoint, we have lost market share in the SRM business and have not been as competitive as we were historically due to this change in our focus and strategy.

As a result of the above factors, we experienced a decrease in the total number of new customers from approximately 141 customers in 2001 to approximately 68 customers in 2002 and approximately 17 customers in 2003. These numbers reflect the decrease in total number of customer license sales, as well as a decrease in customers resulting from the divestiture of various lines of our services business in 2003.

In 2002, license revenue decreased $102.3 million while SAP license revenue royalties decreased $48.6 million from 2001. Excluding SAP, license revenue was $53.7 million lower in 2002 due to a drop in average recognized license revenue per customer and the number of license revenue generating customers. In 2002, excluding SAP, the Company recognized license revenues on 44 specific customers, a 44% decrease from 2001. The average license revenue per customer was $200,000 in 2002, a 75% decrease from 2001. In 2002, 69% of the decrease in direct license business is due to the drop in selling price while 31% was due to a lower deal volume.

Approximately $0.4 million of our total $7.1 million in license fees in 2003 was recorded as revenue from SAP pursuant to the fixed fee arrangement with SAP during the twelve months ended December 31, 2003. These fees were credited against prior prepayments to Commerce One, which previously were recorded as deferred revenue. As a result, such fees did not provide us with any net additional cash at the time the revenue was recognized.

Direct license sales of our SRM applications in both object code and source code form represented the substantial majority of our license revenues in 2003. We introduced our Commerce One Conductor™ platform in 2003, and license fees from this platform have not represented a substantial portion of our license revenues to date. We plan to focus our sales efforts on our Commerce One Conductor platform going forward. As a result, we expect that our license revenues will decrease in 2004 as we focus on building the market for this new product. In addition, we are currently considering the sale of our SRM applications. Although no assurance can be provided that such sale would occur, if such sale does take place, we expect that our license revenues will decrease substantially in the short term as a result of such sale.

Service Revenue

Services revenues for 2003 decreased to $29.2 million compared to $76.9 million in 2002 and $277.7 million in 2001. The percentage of our revenues attributable to professional services in 2003 increased again compared to 2002 and 2001, and professional services remained the largest portion of our overall revenue.  The services revenue decrease in 2003 as compared to 2002 and 2001 resulted primarily from the downsizing of the Global services division through reductions in force and divestitures of various Global Services divisions amounting to approximately $166.5 million, an approximate $2.8 million reduction in the amounts received from various historical revenue- sharing arrangements (primarily Covisint, with whom we were engaged in a payment dispute throughout 2003 - See "Settlement with Covisint" in Management's Discussion and Analysis), continued termination and reduction of support and maintenance agreements by existing customers amounting to approximately $9.5 million, particularly our electronic marketplace customers, and an approximate$22.0 million decrease in revenues from maintenance, hosting services and other revenue services commensurate with the overall decline in license revenues.  We expect that services revenues will decrease in 2004 as compared to 2003 primarily due to the decrease in the number of employees in our professional service division.  Our services revenues may also decline if we are unable to maintain our prices and utilization rates. In addition, we are currently considering the sale of our SRM applications. Although no assurance can be provided that such sale would occur, if such sale does take place, it likely would include the transfer of most of our current maintenance and support revenues, and as a result, we expect that our services revenues would decrease substantially until such revenues are replaced by maintenance revenues relating to our new Commerce One Conductor™ platform product. Our new Commerce One Conductor™ platform product was released for general availability in March 2003, and has not generated, nor do we expect it to generate, significant services engagements or maintenance revenues in the short term until the product is more broadly used by our customers.

In January 2003, we closed the sale of CommerceOne.net, our marketplace services business, consisting of auction services, subscription services, content services and hosting services, to eScout.  During 2003, we recognized a total of approximately $3.2 million in services revenue from CommerceOne.net related services.  Subsequent to this sale, Commerce One no longer offers these services and therefore will not receive any future additional revenues related to these services.

The percentage of our revenues attributable to professional services increased from 68% in 2001 to 73% in 2002 to 72% in 2003. The decrease of $200.7 million of services revenue in 2002 compared to 2001 was due primarily to the downsizing of the Global Services division through reductions in force and divestitures of various Global Services divisions, a reduction in the amounts received from various historical revenue-sharing arrangements, continued termination and reduction of support and maintenance agreements by existing customers, particularly our electronic marketplace customers, and a decrease in revenues from maintenance and hosting services commensurate with the overall decline in license revenues. Maintenance revenue also decreased significantly again in 2003 to $15.6 million from $24.7 million in 2002 and $34.2 million in 2001. The decrease is primarily due to customers canceling maintenance in 2003 and 2002.

Payments received from our strategic alliance with SAP constituted a substantial portion of our total revenues during the years 2003, 2002 and 2001.  Total revenues received from SAP were approximately $4.1 million, $26.1 million and $79.1 million for the years 2003, 2002 and 2001, respectively, of which license revenues were approximately $0.4 million, $19.7 million and $68.3 million.  Due to the termination of our relationship with SAP, we do not expect to receive revenues from SAP in 2004 or thereafter.

Cost and Expenses

Cost of revenues consisting of cost of services and cost of licenses were approximately $36.5 million, or 101% of total revenues, in 2003; $260.6 million, or 247% of total revenues, in 2002; and $890.3 million, or 218% of total revenues, in 2001.

Cost of License Fees

Cost of license fees were $14.9 million in 2003, compared to $192.4 million in 2002 and $662.3 million in 2001. The cost of license fees includes the amortization and the impairment of the Technology Agreement with Covisint plus the cost of royalties for third party licenses which are either embedded in or bundled with Commerce One software. It also includes the maintenance owed on third party licenses for second tier support and upgrades. Other costs include a license performance claim reserve and in 2001 we incurred referral fees.

In 2003, cost of license fees was composed of charges related to the impairment of the Technology Agreement with Covisint of approximately $14.4 million and the amortization of the cost of the Technology Agreement with Covisint of approximately $1.5 million.  This impairment and amortization in 2003 is partially offset by a $1.2 million deduction to cost of license as a result of our reduction in our license performance claim reserve to zero at December 31, 2003. Of the $177.5 million decrease in cost of license fees between 2003 and 2002, $165.6 million was due to a lower impairment of the Technology Agreement with Covisint, and related amortization was lower by $8.9 million. In addition, third party software royalties were $2.3 million lower, third party maintenance royalties were $0.2 million lower and the license performance claim reserve requirement was lower by $0.5 million.

In 2002, cost of license fees were primarily composed of charges related to the impairment of the Technology Agreement with Covisint of approximately $180.0 million and the amortization of the cost of the Technology Agreement with Covisint of approximately $10.4 million and approximately $2.0 million in other license costs.  In 2001, cost of license fees included charges related to the impairment of the Technology Agreement with Covisint of approximately $592.3 million, amortization of the cost of Technology Agreement with Covisint of approximately $55.2 million, a charge to establish the license performance claim reserve of approximately $8.5 million and approximately $6.3 million in other license costs. Of the $469.9 million decrease in cost of license fees between 2002 and 2001, $412.3 million was due to a lower impairment of the Technology Agreement with Covisint, and related amortization was lower by $44.8 million. In addition, third party software royalties were $2.6 million lower and third party maintenance royalties were $0.2 million lower. In addition, there were referral fees of $0.8 million in 2001 and none in 2002. The remaining $9.2 million reduction in expense results from the establishment of the license performance claim reserve of $8.5 million in 2001 compared to a reserve release adjustment of $0.7 million in 2002 .

Cost of Services

Cost of services, which primarily consists of consulting, personnel and related cost, software maintenance and training costs, was $21.6 million for 2003, $68.2 million for 2002 and $228.0 million for 2001. The decrease in cost of services in 2003 resulted primarily from an approximate $25.1 million decrease in salaries and wages resulting from the downsizing of the Global Services division through reductions in force and divestitures of certain business segments, an approximate $8.0 million decrease in depreciation expense, an approximate $6.3 million decrease in outside consulting expenses, an approximate $2.7 million decrease in IT spending, an approximate $2.7 million decrease in travel and meals expenses and a decrease of approximately $1.8 million of other expenses, primarily reduced facilities and associated costs. The decrease in cost of services in 2002 resulted primarily from the elimination of the AppNet business unit which was consolidated into the Commerce One Global Services division. The total expense reduction of the former AppNet division, which was primarily direct labor, was $89.2 million. The remaining decrease in cost of services in 2002 from 2001 was primarily related to the legacy Commerce One business unit downsizing consisting of $46.7 million of personnel-related expenses, $11.5 million in outside consulting and services expenses, $5.5 million in travel related expenses, $2.0 million in IT spending, and $4.9 million in other charges, primarily facilities and telephone charges.

As of December 31, 2003, the overall number of employees working in our Global Services division was 44, a significant decrease from 234 as of December 31, 2002 and 640 as of December 31, 2001. Consistent with the decrease in the size of our professional services organization, we expect a further decline in professional services costs over the next few quarters.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related cost and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $18.4 million for 2003, $78.9 million for 2002 and $183.4 million for 2001. The decrease in 2003 was primarily attributable to an approximate $29.2 million decrease in salaries and wages due to an overall decrease in the average number of sales and marketing personnel during the year, an approximate $9.1 million decrease in depreciation expense, an approximate $8.5 million decrease in travel and entertainment expenses, an approximate $6.3 million decrease in marketing-related activity related to product user conferences held during the year, and an approximate $2.1 million decrease in outside services and consulting expenses and an approximate $5.3 million decrease in other charges, primarily rent and telephone charges as a result of the reduced workforce. The decrease in 2002 was primarily attributable to an overall decrease in the average number of sales and marketing personnel during the year, resulting in a decrease of approximately $50.0 million in salaries, wages and commissions, as well as an approximate $10.0 million decrease in travel expenses, $19.6 million in marketing- related activities, $9.2 million in connection with expenses incurred in 2001 for the acquisition of AppNet, a $3.4 million decrease in depreciation, an approximate decrease in facilities and telephone charges of $4.4 million, an approximate decrease of $2.3 million in IT charges, and a decrease of approximately $5.6 million due to a reduction in allocated and other charges. In 2002 the accounting for the AppNet business was integrated into the main accounting system making it difficult to isolate the specific expenses and thereby difficult to compare this segment year on year. In 2001 the total Sales and Marketing expenses for the AppNet segment were $9.2 million. The number of employees engaged in sales and marketing was approximately 15 at December 31, 2003 compared to approximately 149 at December 31, 2002 and 395 at December 31, 2001.  We expect that sales and marketing expenses will decrease over the next year primarily as a result of a decrease in the number of employees in this area as part of our corporate restructuring efforts.

Product Development Expenses

Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $27.1 million for 2003, $76.9 million for 2002 and $118.2 million for 2001. In 2003, these expenses related primarily to the development of our new Commerce One Conductor™ platform product, as well as certain expenses pertaining to ongoing development of our SRM applications. The decrease in 2003 in product development expenses was primarily attributable to an approximate $41.2 million decrease in salaries and wages due to an overall decrease in the average number of product development personnel employed during the year, an approximate $2.9 million decrease in consulting-related expenses to support development of our products, and an approximate $5.2 million decrease in depreciation expense and a decrease of approximately $0.5 million of other charges primarily travel related. The decrease in 2002 in product-development expenses was primarily attributable to an overall decrease in the average number of product development personnel employed during the year resulting in a decrease in salaries and wages of approximately $25.5 million. There was an approximate $3.6 million decrease in consulting-related expenses to support development of our products, an approximate $5.3 million decrease in depreciation expense, an approximate $2.0 million decrease in rent expense, an approximate $1.4 decrease in IT charges, an approximate $0.9 million decrease in travel and meals expenses and a decrease of $2.6 million of other charges.

The overall number of employees engaged in product development decreased to 33 at December 31, 2003, compared to 302 at December 31, 2002 and 588 at December 31, 2001.

In January 2003, we entered into an outsourcing arrangement with Satyam Computer Services Limited.  Pursuant to this agreement, Satyam provides certain support, maintenance and product development services with respect to our SRM applications, including our Commerce One Buy and Commerce One Source products.

Despite additional costs associated with our outsourcing agreement with Satyam, we expect total product development expenses to decrease in 2004 due to the significant reduction in the number of employees engaged in product development.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses were approximately $8.2 million for 2003, $25.6 million for 2002 and $116.6 million for 2001. The decrease in 2003 was primarily attributable to approximately $15.1 million in salary and wages savings resulting from an overall decrease in the average number of general and administrative personnel employed during the year, an approximate $2.6 million decrease in depreciation expense, an approximate $1.4 million decrease in facilities and telephone charges and an approximate decrease of $3.6 million of other expenses, primarily travel, legal and consultant expenses. The savings were offset by increased IT charges of $3.8. In 2003 the bad debt reserve requirement went down primarily as a result of customer collections and lower sales. The resulting release of the reserve in 2003 was less favorable than the 2002 release by approximately $1.5 million.. The decrease in 2002 was primarily attributable to approximately $14.1 million in savings resulting from an overall decrease in the average number of general and administrative personnel employed during the year and an approximate $7.1 million decrease in legal costs associated with operating our business in 2001. In 2002 the accounting for the AppNet business was integrated into the main accounting system making it difficult to isolate the specific expenses and thereby difficult to compare this segment year on year. In 2001 the total G&A expenses for the AppNet segment were $29.4 million. These charges related primarily to direct labor. In 2001 the provision for bad debt was approximately $33.0 million. In 2002 the bad debt reserve requirement went down and the reserve was released primarily as a result of customer collections and reduced sales. The result is a net favorable change of approximately $37.2 million in the provision for bad debts when comparing 2002 to 2001. Other reductions include a decrease of approximately $1.9 million of outside services, a decrease in travel expenses of $1.7 million, a reduction in facilities and telephone charges of $2.7 million, a reduction in depreciation charges of $1.1 million and a reduction in other expenses of $1.6 million. Offsetting these savings were increased IT charges of approximately $4.3 million and a loss on disposition of assets of $1.5 million. The number of employees engaged in general and administrative functions was 24 at December 31, 2003, compared to 94 at December 31, 2002 and 273 at December 31, 2001. We expect general and administrative expenses will decrease over the next year due primarily to the decrease in the average number of employees in this area as a result of these restructuring efforts.

Stock Compensation

Stock compensation expenses result from the grant of stock options, grant of restricted common stock and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock. Stock compensation expense was approximately $3.4 million in 2003, $8.7 million in 2002 and $98.3 million in 2001.

In September 2003, our Board of Directors approved the acceleration of vesting of certain "out-of-the-money" employee stock options related to the prior acquisitions of Exterprise, Mergent and AppNet. This accelerated vesting created an additional $1.0 million charge in stock compensation expense. As a result of the full vesting of these stock options, we do not expect any future additional charge to stock compensation expense for deferred compensation related to these acquisitions.

On January 30, 2003, we announced that we had discovered we had overstated stock compensation expense for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, resulting in a net loss for those periods that was slightly better than previously reported.  The stock compensation expense for these periods was less than previously reported by approximately $10.6 million in the third quarter of 2002, $8.8 million in the second quarter of 2002 and $8.9 million in the first quarter of 2002.  This overstatement related to non-cash stock compensation expenses for certain employees from prior acquisitions no longer employed with us, but for whom we continued to amortize the expense.  After adjusting the results in these quarters to correctly reflect the lower expense, the adjusted net loss on a GAAP basis for the third quarter of 2002 was reduced to $36.3 million or $1.25 per share, for the second quarter of 2002 was reduced to $62.3 million, or $2.15 per share, and for the first quarter of 2002 was reduced to $211.7 million, or $7.36 per share.  We also discovered that we had overstated our deferred stock compensation expense for the fiscal years ended 2000 and 2001 by amounts that were immaterial to the financial results for those periods.

Restructuring Costs and Other

In January 2003, we adopted SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" for all restructuring plans initiated after December 31, 2002.  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized at fair value when the liability is incurred, not at the date of an entity's commitment to an exit plan as required under EITF Issue 94-3. Subsequent to initial recognition at fair value, restructuring liabilities are accreted to their estimated settlement amounts. Prior to January 1, 2003, we accounted for restructuring activities under EITF 94-3 and, as permitted under SFAS 146, continues to use EITF 94-3 to account for liabilities related to restructuring plans initiated prior to January 1, 2003. All restructuring charges have been reflected in "Restructuring costs and other" in the consolidated statement of operations.

2003 Restructuring Plans

The following table summarizes the activity related to restructuring plans initiated in 2003, and accounted for in accordance with FAS 146, for the twelve months ended December 31, 2003 (in thousands):

                                            Amounts       Amounts                    Accrued
                                           charged to   reversed to     Amounts   restructuring
                                         restructuring restructuring    paid or      costs at
                                           costs and     costs and      written    December 31,
                                             other         other          off          2003
                                          ------------  ------------  ------------  -----------
January 2003 Plan:
  Lease cancellations and commitments... $      5,588  $       (458) $     (4,316) $       814
  Termination payments to employees
   and related costs....................       12,189            --       (12,189)          --
                                          ------------  ------------  ------------  -----------
                                               17,777          (458)      (16,505)         814
                                          ------------  ------------  ------------  -----------
July 2003 Plan:
  Termination payments to employees
   and related costs....................          995            --          (995)          --
                                          ------------  ------------  ------------  -----------
                                                  995            --          (995)          --
                                          ------------  ------------  ------------  -----------
October 2003 Plan:
  Termination payments to employees
   and related costs....................        1,609            --          (197)       1,412
  Write-off on disposal of assets
   and related costs....................          348            --          (144)         204
                                          ------------  ------------  ------------  -----------
                                                1,957            --          (341)       1,616
                                          ------------  ------------  ------------  -----------
Total accrued restructuring charges..... $     20,729  $       (458) $    (17,841)       2,430
                                          ============  ============  ============
Less non-current accrued
  restructuring charges.................                                                  (306)
                                                                                    -----------
Accrued restructuring charges
  included within other accrued
  liabilities...........................                                           $     2,124
                                                                                    ===========

January 2003 Plan

In January 2003, management approved and began to implement a restructuring plan aimed at further reducing its operating expenses while continuing to align Commerce One's resources around its core product initiatives. This first quarter activity was intended to reduce our headcount by approximately 430 employees and payroll related expenses by $53 million annually. As a result, approximately $12.2 million was accrued as a restructuring liability for the payments due to the 430 terminated employees. In addition, approximately $0.1 million was accrued in connection with the closure of our offices in the UK during the first quarter of 2003. All employee termination activities and payments under this plan were completed by December 31, 2003.

In April 2003, in connection with the headcount reductions made under the January 2003 Plan, we ceased using and entered into an agreement to sublease a portion of our former corporate office facility in Pleasanton, California in an effort to decrease our rent expense. The sublease had a term from January 2004 through February 2005. The amount of projected income provided for under the sublease was less than the lease payments due by us, and we recorded a $3.5 million charge to establish a liability for the fair value of this shortfall. This was subsequently accreted to $3.8 million during 2003. We also entered into an agreement to terminate our Cambridge, Massachusetts office lease agreement by paying $750,000 cash, and agreeing to make two additional cash payments of $375,000 each to be paid in September 2004 and September 2005, respectively. As a result, we recorded a $1.5 million charge to restructuring and established a restructuring liability for the additional cash payments.

In December 2003, we completed an agreement with our landlord for our former Pleasanton, California headquarters to terminate our lease agreement for these facilities. Pursuant to this agreement, we provided our landlord the following: 1) an initial cash payment of $1.5 million, 2) an interest-free promissory note in the principal amount of $2 million (discounted to $1.3 million) payable in 2005 (see Note 7), and 3) 1.7 million shares of common stock with a market value of $2.1million. Upon completion of this transaction, we have no further rental payment obligations for our former headquarters. Upon termination of the Pleasanton lease agreement, we applied the aggregate termination consideration of $4.9 million as payment and reduction of $3.3 million of the previously established Pleasanton facilities restructuring liability, and $1.6 million as payment and reduction of accrued Pleasanton lease liabilities. Additionally, we recorded a $0.5 reversal of the remaining Pleasanton lease restructuring reserves. In November 2003, we moved our operations from the Pleasanton facility to other locations in San Francisco and Santa Clara, California previously leased by us with significantly less square footage.

July 2003 Plan

In July 2003, management implemented further restructuring plans aimed at reducing operating expenses. This plan was intended to ultimately reduce our headcount by 50 employees to approximately 250 employees by the fourth quarter of 2003 and reduce payroll related expenses by $6 million annually. We incurred approximately $1.0 million of additional restructuring charges in the third quarter related to these actions. Of this approximate $1.0 million accrual for payments due these approximate 50 terminated employees, approximately $0.7 million was attributable to employees in the US, approximately $70,000 was attributable to employees in the UK and approximately $0.2 million was attributable to employees in our Germany location. Additionally, an approximate $123,000 was accrued in relation to the closure of our French offices in the third quarter of 2003.

October 2003 Plan

In October 2003, we continued to rationalize our operating expenses by implementing additional restructuring initiatives. The initiatives mainly focused on reducing worldwide headcount to 116 employees by the end of the fourth quarter of 2003 and to reduce payroll related expenses by $10 million annually. As a result, we incurred additional restructuring charges in the fourth quarter of approximately $2.0 million related to these activities. Of this amount, approximately $1.6 million is attributable to payments due to the approximately 84 employees terminated under this October 2003 Plan. Approximately $1.2 million of the $1.6 million restructuring accrual for these terminated employees related to the liquidation of the French subsidiary. Approximately an additional $0.4 million related to an accrual for terminated employees in the US locations. The remaining French employee termination accrual as of December 31, 2003 primarily relates to payments to be made in 2004 in accordance with applicable French laws governing termination payments to employees.

In connection with the October 2003 Plan, we incurred approximately $0.3 million in other restructuring charges as a result of liquidator for the French subsidiary.

We expect that the remaining liability of $1.6 million at December 31, 2003 for the October 2003 Plan will be paid in full by December 31, 2004.

In January 2004, we signed an agreement with the landlord of the office space we occupy in Austin, Texas. Under the agreement, we reduced our monthly base rent obligation, retroactive to November 1, 2003, extended the lease term and also assigned to the landlord our sublease with a subtenant who had occupied some of our subleased space. In exchange, the landlord was permitted to draw down an existing letter of credit in the amount of approximately $500,000 and reclaimed a significant portion of the space under lease. The net result of the transaction was to reduce our miminum lease obligation to this landlord by $0.2 million. However, the landlord also has the right to extend the lease for an additional 30 months upon its expiration in January 2006, subject to certain buyout rights of the Company.

2002 and Prior Restructuring Plans

The following tables summarize the activity related to the restructuring plans initiated prior to January 1, 2003, and accounted for in accordance with EITF 94-3 (in thousands):

                                            Amounts       Amounts                   Accrued
                                           charged to   reversed to     Amounts  restructuring
                                        restructuring restructuring     paid or     costs at
                                           costs and     costs and      written    December 31,
                                             other         other          off         2001
                                          ------------  ------------  ------------  ---------
Lease cancellations and commitments..... $     68,860  $         --  $    (17,971) $  50,889
Termination payments to employees
   and related costs....................       30,790            --       (26,275)     4,515
Write-off on disposal of assets
   and related costs....................       30,418        (4,321)      (25,657)       440
Costs associated with divestiture
   of certain businesses................          858            --          (858)        --
                                          ------------  ------------  ------------  ---------
Total restructure accrual and other..... $    130,926  $     (4,321) $    (70,761) $  55,844
                                          ============  ============  ============  =========

                                         Accrued        Amounts       Amounts                  Accrued
                                       restructuring  charged to    reversed to    Amounts   restructuring
                                         costs at    restructuring  restructuring  paid or     costs at
                                       December 31,    costs and     costs and     written   December 31,
                                           2001          other         other         off         2002
                                       ------------  -------------  ------------  ---------  ------------
Lease cancellations and commitments.. $     50,889  $       4,600  $     (8,152) $ (12,593) $     34,744
Termination payments to employees
  and related costs..................        4,515         23,749          (193)   (26,558)        1,513
Write-off on disposal of assets
  and related costs..................          440          5,404          (161)    (5,570)          113
Reversal of restructuring cost in
  connection with sale of eGovernment           --             --        (2,300)     2,300            --
                                       ------------  -------------  ------------  ---------  ------------
Total restructure accrual and other.. $     55,844  $      33,753  $    (10,806) $ (42,421) $     36,370
                                       ============  =============  ============  =========  ============
Less non-current accrued
  restructuring charges..............                                                            (21,947)
                                                                                             ------------
Accrued restructuring charges
  included within other accrued
  liabilities........................                                                       $     14,423
                                                                                             ============

                                         Accrued        Amounts       Amounts                  Accrued
                                       restructuring  charged to    reversed to    Amounts   restructuring
                                         costs at    restructuring  restructuring  paid or     costs at
                                       December 31,    costs and     costs and     written   December 31,
                                           2002          other         other         off         2003
                                       ------------  -------------  ------------  ---------  ------------
Lease cancellations and commitments.. $     34,744  $          --  $    (13,788) $ (20,818) $        138
Termination payments to employees
  and related costs..................        1,513            800           (95)    (2,218)           --
Write-off on disposal of assets
  and related costs..................          113             --          (103)       (10)           --
                                       ------------  -------------  ------------  ---------  ------------
Total restructure accrual and other.. $     36,370  $         800  $    (13,986) $ (23,046) $        138
                                       ============  =============  ============  =========  ============

2001 Restructuring Activities

In 2001, we implemented restructuring plans to significantly reduce our annual operating expenses while realigning our resources around our core product initiatives. The restructuring costs in 2001 were estimated at $126.6 million. Collectively, the 2001 costs were associated with the termination of approximately 2,070 employees to cover costs such as separation pay, outplacement services and benefit continuation and also the termination of certain office leases, the divestiture of certain parts of our Global Services division, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by employees terminated. Facilities consolidated or closed were located in the United States, Europe and Asia. These offices were primarily responsible for the sale of our software products, professional services or customer support. These lease related restructuring charges reflected the remaining contractual obligations under facility leases, net of anticipated sublease income from the date of facility abandonment to the end of the lease term. We continued to use certain facilities during the completion of the restructuring and continued to record monthly rent expense until the facilities were available for sub-lease or were abandoned.

2002 Restructuring Activities

In 2002, we incurred restructuring charges of approximately $4.6 million for facilities consolidated or closed in the United States, Europe and Asia.  These offices were responsible for the sale of our software products, professional services or customer support.  These restructuring charges reflect the remaining contractual obligations under facility leases, net of anticipated sublease income from the date of facility abandonment to the end of the lease term.  In addition, the charges include $3.7 million of changes in management assumptions regarding sub-lease income.  Amounts reversed are mainly related to early lease settlement negotiations for certain leased properties resulting in a reversal of $5.7 million and changes in management assumptions regarding broker fees in connection with assumed sub-lease income resulting in a reversal of $1.3 million.  We continued to use certain facilities during the completion of the restructuring and continued to record monthly rent expense until the facilities were available for sub-lease or were abandoned.

In 2002, we incurred restructuring charges of approximately $23.7 million for the termination of approximately 900 employees to cover costs such as separation pay, outplacement services and benefit continuation.  The separation payments and termination benefits were accrued and charged to restructuring costs in the period that both the benefit amounts were determined and such amounts were communicated to the affected employees.  The employee reductions occurred in all areas of the Company. As of December 31, 2002, all of the employees had been notified and the majority of these terminations had been completed.

In 2002, we incurred restructuring charges of approximately $5.4 million related to the carrying values of equipment and leasehold improvements abandoned in connection with the restructuring.  Included in the assets disposed of and charged to restructuring costs are personal computers and equipment used by terminated employees, office equipment and leasehold improvements in connection with closure or consolidation of facilities and subsidiaries in the United States, Asia and Europe.

In 2002, we executed a stock purchase and sale agreement with Commerce One E- Government Solutions, Inc., a Delaware corporation and a wholly-owned subsidiary of Commerce One, and eGov Holdings, Inc., a Delaware corporation composed of former Company employees. In consideration for the sale of 100% of the outstanding common stock of Commerce One E-Government Solutions, Inc to eGov Holdings, Inc., we received cash consideration of approximately $8.4 million, and recorded a gain of approximately $2.3 million, which was recorded as a reversal of restructuring costs since Commerce One E-Government Solutions, Inc had been included in restructuring charges recorded in 2001.

2003 Restructuring Activities

In 2003, we incurred restructuring charges of approximately $0.8 million related to a change in management estimates related to employee termination benefits to be paid under restructuring plans adopted prior to January 1, 2003.

Restructuring charges reversed in the year ended December 31, 2003 resulted primarily from the settlement of various lease obligations as outlined below. In addition, there were minor reversals as a result of changes in management estimates relating to employee claims and the disposal price of equipment and other assets.

During the second quarter of 2003, we reached a number of settlement and restructuring agreements related to our real estate commitments in six U.S. locations. Pursuant to these agreements, we paid a total of approximately $9.8 million in cash and forfeited approximately $5.5 million under letters of credit in the second quarter. In addition, we issued a total of 2.3 million shares of restricted common stock valued at approximately $4.8 million to the landlords. These settlements were part of the restructuring plans initiated prior to January 1, 2003 accounted for in accordance with EITF 94-3, and resulted in reversals of the restructuring liability in the amount of approximately $13.8 million for the year ended December 31, 2003. The remaining approximate $0.1 million in restructuring liability related to restructuring plans initiated prior to January 1, 2003 are expected to be paid out during the year ended December 31, 2004.

Costs Associated with Divestiture of Certain Businesses

In October 2001, we executed an asset sale to Beaconfire Consulting Inc., a company composed of former Commerce One employees.  In consideration of the assets sold, we received a note receivable with a face value of approximately $0.4 million due on September 30, 2006, that bears an annual interest rate of 8%, receivable on a quarterly basis.  Subject to certain criteria, we also had the right to receive a 4% and 4.5% annual share of future revenues of Beaconfire Consulting for the two and succeeding three years, respectively, payable on a quarterly basis and beginning at the end of, and including payment for, the quarter ending December 31, 2001. On December 3, 2003, we restructured our outstanding note receivable with Beaconfire. We agreed with Beaconfire to accept a discount for early payment on the note from them and we agreed to forgive them any future rights to receive our annual share of future Beaconfire revenues for a total cash payment of $215,486, which was received in December 2003, in exchange for a full release of additional payment obligations.

In October 2001, we executed a stock transfer and asset sale with Edgar, Dunn & Company, Inc., a company composed of former Commerce One employees.  In connection with this agreement, we received a 10% minority interest in Edgar, Dunn & Company, Inc., and two notes receivable with face values totaling $1.3 million that are due by September 30, 2004.  The notes bear an annual interest rate of 7.5%, receivable on a quarterly basis.  Subject to certain criteria, we also had the rights to an annual revenue share of 6% of the future revenues of Edgar, Dunn & Company, Inc., for the four-year period following the closing in October 2001. In October 2003, we restructured our outstanding note receivable with EDC. The notes have been paid by EDC over time, and the remaining amount due as of September 30, 2003 was approximately $0.6 million. We agreed with EDC to accept a discount for early payment of the note and repurchase of the 10% minority interest in EDC for a total cash payment of $525,000, which we received in November 2003, in exchange for a full release of additional payment obligations.

On January 9, 2002, we executed an asset sale agreement with Connective Commerce Company LLC, a Massachusetts limited liability company composed of former Commerce One employees.  In connection with this agreement, we received cash of approximately $2.4 million and a note receivable with a face value of approximately $4.0 million due on December 31, 2004, that bears a quarterly interest rate of 1.75%, receivable on a quarterly basis commencing September 30, 2002.  In January 2002, in connection with this agreement, approximately $2.3 million was recorded as a reduction to the restructure liability due to Connective Commerce's agreement, in conjunction with this asset sale, to assume the remaining lease obligation for our Michigan facility. On October 15, 2002, we agreed to modify the note agreement with Connective Commerce to decrease the payments in 2003 and to forgive interest on the principal balance for 2003. In September 2003, the note, along with certain lease obligations of Connective Commerce to Commerce One, was renegotiated and a payment of approximately $0.6 million was received from Connective Commerce. As a result, we recognized approximately $0.3 million as other income in the Statement of Operations. Due to Connective Commerce's financial position, we have not recognized any asset in relation to the renegotiated payment schedule. Any future payments made by Connective Commerce, if any, will be recognized as other income when received.

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

On January 24, 2003, we executed the sale and license of certain assets and liabilities, including customer commitments, related to CommerceOne.net, the Company's marketplace services business consisting of auction services, subscription services, content services and hosting services, with eScout LLC, a privately held limited liability company.  In connection with the closing of this transaction, we received notes receivable with an aggregate face value of approximately $2.0 million, membership interests in eScout and the right to receive a portion of CommerceOne.net revenues over the next four years not to exceed $0.5 million in the aggregate.  The note receivable bears a quarterly interest rate of 1.5% with payments due each quarter with the final payment due on January 24, 2005.  Fifteen percent (15%) of the aggregate purchase price was held in escrow until January 2004 as security for any claims related to a breach of the Company's representations, warranties and covenants.

In September 2003, we sold the software application package known as Xpress Solutions, including intellectual property and related software license agreements, to Computer Horizons Corporation (CHC) pursuant to an Asset Purchase Agreement (the Purchase Agreement). Pursuant to the terms of the Purchase Agreement, CHC paid us $566,000 in cash and assumed certain of our liabilities, obligations and duties related to Xpress Solutions occurring on or after July 16, 2003. In addition, CHC agreed to pay us a royalty equal to twenty percent (20%) of all licensing fees received from third parties for rights to use Xpress Solutions, and intellectual property related thereto, until the aggregate amount of such royalty payments equals $500,000.

As a result of the business divestitures completed in the fourth quarter of 2001, we recorded a loss on divestiture of $0.8 million that was charged to restructuring costs and other in the fourth quarter of 2001.  As a result of the business divestitures completed in the first quarter of 2002, we recorded a gain of approximately $2.3 million based on the cash proceeds received from the sale of E-Government Solutions, Inc, which was applied to the restructuring accrual in the first quarter of 2002. This approximate $2.3 million gain was offset by an approximate $2.3 million note receivable recorded to the restructure accrual in the first quarter of 2002 in connection with portions of the Company's consulting business to Connective Commerce.  We recognized total revenues of approximately $98.7 million in 2001 from our professional services operations within our Global Services division which were disposed of in the fourth quarter of 2001 and the first quarter of 2002.  We recognized total revenues of approximately $11.8 million in 2002 from the CommerceOne.net operations, which were divested in January 2003. As a result of the transaction with CHC in September 2003, we recorded a gain of approximately $0.5 million as other income in the third quarter of 2003.

 While these actions were intended to focus the Company on its core strengths and the headcount reductions were targeted in areas with an attempt to minimize the impact to our customers, the impact to the business will be felt across the organization with a general decrease in capabilities and response times. The overall decrease in capabilities and response times may include delayed release schedules for new products, a decline in product quality in new releases, slower response times to customer requests, fewer sales opportunities identified and closed, and slower or delayed implementation for customization engagements.

Amortization of Intangible Assets

Amortization of intangible assets totaled approximately $612,000 in 2003, $11.9 million in 2002 and $332.8 million in 2001.  The amortization of intangible assets in 2003, 2002 and 2001 resulted from the acquisitions of Exterprise in 2001 and Mergent and AppNet during 2000. The approximate $320.9 million decrease in 2002 in amortization is a result of impairments of various intangible assets and also certain intangible assets being subsumed by goodwill as part of the adoption of SFAS 141 "Business Combinations".  Goodwill is no longer amortized in accordance with SFAS 142.  See Note 4 of the Consolidated Financial Statements.

Impairment of Long Lived and Other Intangible Assets

Under SFAS 142, intangible assets with finite lives that continue to be amortized should be reviewed for impairment in accordance with SFAS 144. An impairment assessment is required whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  During the quarter ended March 31, 2002, we identified indicators of possible impairment relating to the Technology Agreement with Covisint.  The impairment indicators included, but were not limited to, significant negative industry and economic trends, which resulted in a reduction of forecasted cash flows related to the Technology Agreement.

In accordance with SFAS 144 we performed an impairment test of the carrying value of the Technology Agreement to determine whether any impairment existed.  We determined that the sum of the expected undiscounted cash flows attributable to the Technology Agreement was less than its carrying value and that an impairment write-down was required.  Accordingly, we calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life.  The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment write-down of $145.8 million in relation to the Technology Agreement, which was charged to cost of license fees during the quarter ended March 31, 2002.

During the quarter ended December 31, 2002, we identified indicators of possible impairment relating to the Covisint equity investment, property and equipment and intangible assets other than goodwill.  These indicators included, but were not limited to, a history of negative cash flows and operating losses and significant negative industry and economic trends.  We performed an impairment test of the carrying value of these long-lived and intangible assets to determine whether any impairment existed.  We determined that the sum of the expected undiscounted cash flows attributable to the assets was less than the carrying value of the assets and that an impairment existed.  We determined fair value for long-lived assets by using market values when available.  If no market existed for the asset, we calculated fair value as the sum of the discounted cash flows attributable to the assets.  The impairment was calculated by deducting the established fair value from the carrying value.  This assessment resulted in an impairment write-down of $20.5 million for property, plant, and equipment, $9.5 million for intangible assets other than goodwill, and $34.2 million for the Covisint Technology agreement during the quarter ended December 31, 2002.

During the quarter ended September 30, 2003, we identified indicators of possible additional impairment relating to the Technology Agreement with Covisint.  The primary impairment indicator was the recent dispute and related negotiation with Covisint regarding Covisint's revenue sharing obligations. Because the projected undiscounted cash flows were below the current carrying value of the intangible asset, an impairment existed and we therefore performed a discounted cash flow analysis to value the asset. Based upon our analysis, we believed that the Technology Agreement with Covisint was valued at $6.0 million. As a result, in the quarter ended September 30, 2003, we recorded an impairment charge to Cost of license fees of $8.4 million related to the Technology Agreement with Covisint.

As a result of the settlement reached in December 2003 between us and Covisint, we recognized a charge to "Cost of license fees" of $6.0 million in the fourth quarter of 2003 due to the write down of the intangible asset related to our previous Technology Agreement with Covisint.

Impairment of Goodwill

Effective July 1, 2001, we adopted certain provisions of SFAS 141, and effective January 1, 2002, we adopted the full provisions of SFAS 141 and SFAS 142.  SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill.  We evaluated goodwill and other intangible assets acquired prior to June 30, 2001 using the transition criteria of SFAS 141, which resulted in $15.7 million of other intangible assets (comprised entirely of assembled workforce) being subsumed into goodwill as of January 1, 2002.  SFAS 142 requires that purchased goodwill and certain indefinite-lived intangible assets no longer be amortized, but instead be tested for impairment at least annually.

SFAS 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase, required to be completed by June 30, 2002, screens for impairment.  The second phase (if necessary), required to be completed by December 31, 2002, measures the impairment.  We completed the first phase impairment analysis of goodwill during the first quarter of 2002 and found no instance of impairment of recorded goodwill.

During the fourth quarter of 2002, we prepared our required SFAS 142 impairment test.  Our fair value, established using the market method, was below its carrying value as of December 31, 2002, indicating that a potential impairment to goodwill existed.  We were then required to calculate the potential impairment by establishing the fair value of goodwill and subtracting this fair value from the carrying value of goodwill.  In accordance with FAS No. 142, the fair value of goodwill is an implied value.  The fair value of goodwill is calculated by subtracting the fair value of the net assets of Commerce One (other than goodwill) from the fair value of Commerce One.   The fair value of net assets includes determining the fair value of any unrecognized intangible assets.  We established fair values for any unrecognized intangible assets.  The impairment was then calculated by deducting the fair value of goodwill from the carrying value of goodwill.  This calculation resulted in an impairment write-down of $179.8 million.

Interest Income and Other, net

Interest income and other, net in 2003 was comprised of a $6.2 million gain from the recognition of previously deferred amounts received from SAP due to our settlement with SAP, a $1.8 million gain from the mark-to-market adjustment of our warrant liability, a $0.8 million gain on the sale of equity investments, and $2.4 million of interest income, partially offset by a $5.0 million charge to write off our investment in Covisint, a $0.8 million loss on disposal of property and equipment and interest expense of $0.5 million. Interest income and other, net in 2002 was comprised of approximately $4.3 million in interest income, approximately $1.4 million in currency differences, partially offset by approximately $1.0 million in interest expense. The $0.6 million increase in 2001 from 2000 was due mainly to an increase in interest income due to higher average cash and investment balances during 2001 compared to 2000.

Provision for Income Taxes

We recognized a tax benefit of $2.4 million in 2003 as a result of ceasing to do business in certain foreign jurisdictions, the business retraction in other foreign jurisdictions and the favorable settlement of certain state tax issues. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from the ability to utilize net loss operating carryforwards that may be limited due to the ownership change rules provided by the Internal Revenue Code and similar state provisions. Due to the uncertainty of the amount and timing of future taxable income, we have provided a full valuation allowance against their net deferred tax assets.

Charges to Common Stockholders

We recognized charges to common stockholders totaling $9.6 million in 2003, all attributable to our Series B Preferred Stock issued in July 2003. A $3.3 million charge was recorded for the beneficial conversion right provided to the purchaser, since the issuance proceeds allocated to the series B preferred stock of $6.4 million were less than the common equivalent conversion value at date of issuance of $9.7 million, as determined by the market value of the Company's common stock on that date. In addition, we recognized charges of $0.4 million and $5.9 million, respectively, to accrete the carrying value of the preferred stock for dividends and to accrete the value of the preferred stock to its redemption value of $12.5 million at December 31, 2004. In addition, these charges offset $0.2 million in offering costs previously deducted from the value allocated to the preferred.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the EITF reached a consensus on Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More- Than-Incidental Software." The FASB ratified this consensus in August 2003. EITF Issue No. 03-5 affirms that AICPA Statement of Position 97-2 applies to non-software deliverables, such as hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. The adoption of EITF Issue No. 03-5 did not have a material impact on the Consolidated Financial Statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 went into effect during the second quarter of 2003. SFAS 150 is not expected to have a material impact on the Consolidated Financial Statements.

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

In November 2002, the FASB issued FASB Staff Position on Interpretation (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the interpretation.   In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing GAAP principles in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications.   For further discussion of FIN 45, see Note 1 to the Consolidated Financial Statements, "Other Recent Accounting Pronouncements," Part II, Item 8, incorporated here by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the "Risk Factors" section of this Form 10- K.

Interest Rate Risk

As of December 31, 2003, we had total restricted and unrestricted cash, highly liquid investments and short-term investments of approximately $10.1 million. These investments may be subject to interest rate risk and will decrease in value if market interest rates decrease. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at December 31, 2003 would cause the fair market value of these investments to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

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

Equity Price Risk

From time to time, we have made investments in private companies, particularly private companies that are our strategic partners or customers. As of December 31, 2003, our investment in private companies had an immaterial carrying value. These investments are illiquid and there is currently no market for these investments. If these companies do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to liquidate these investments. In addition, even if we are able to sell these investments we cannot assure you that we will recoup our investment.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of BDO Seidman, LLP, Independent Auditors
Report of Ernst and Young LLP, Independent Auditors
Consolidated Financial Statements;
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

REPORT OF BDO SEIDMAN, LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Commerce One, Inc.

We have audited the accompanying consolidated balance sheet of Commerce One, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) as of and for the year ended December 31, 2003.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce One, Inc. and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule as of and for the year ended December 31, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1, the Company is evaluating offers to purchase its Supplier Relationship Management applications in order to provide additional necessary liquidity to fund its operations.

As discussed in Notes 1 and 4 to the consolidated financial statements, in 2002 Commerce One, Inc. changed its method of accounting for goodwill and certain other purchased intangible assets.
/s/ BDO Seidman, LLP

San Francisco, California

February 5, 2004,
except for the 4th paragraph of Note 1 and Note 16,
which are as of March 14, 2004

REPORT OF ERNST AND YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Commerce One, Inc.

We have audited the accompanying consolidated balance sheets of Commerce One, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce One, Inc. at December 31, 2002 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 4 to the consolidated financial statements, in 2002 Commerce One, Inc. changed its method of accounting for goodwill and certain other purchased intangible assets.
/s/ Ernst & Young LLP

Walnut Creek, California

January 27, 2003

COMMERCE ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                         December 31,
                                                                    ------------------------
                                                                       2003         2002
                                                                    -----------  -----------
                              ASSETS
Current assets:
  Cash and cash equivalents....................................... $     6,943  $    73,753
  Restricted cash.................................................       1,547           --
  Short-term investments..........................................          76        3,510
  Note receivable.................................................       4,009           --
  Accounts receivable, net of allowances
    of $1.0 million at December 31, 2003 and
    $6.0 million at December 31, 2002 (1).........................       4,984        7,373
  Prepaid expenses and other current assets.......................       2,991        4,923
                                                                    -----------  -----------
Total current assets..............................................      20,550       89,559
Restricted cash, cash equivalents and short-term investments......       1,569       35,630
Property and equipment, net.......................................         511        9,761
Other intangible assets, net......................................       2,262       18,449
Investments and other assets......................................       4,356        6,023
                                                                    -----------  -----------
Total assets...................................................... $    29,248  $   159,422
                                                                    ===========  ===========
       LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
            STOCK  AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ............................................... $     1,064  $     3,104
  Accrued compensation and related expenses.......................       1,041        8,338
  Deferred revenue (2)............................................       4,098       23,546
  Other current liabilities (3)...................................       5,199       29,997
                                                                    -----------  -----------
Total current liabilities.........................................      11,402       64,985
Notes payable.....................................................       2,777       25,000
Non-current accrued restructuring charges and other...............         388       21,947
Warrant liability.................................................       5,229           --

Commitment and Contingencies
Redeemable convertible preferred stock............................      12,480           --

Stockholders' equity (deficit) :
  Common stock, par value $0.0001, 950,000,000 shares authorized;
    33,558,063 and 29,276,716 issued and outstanding at
    December 31, 2003 and 2002, respectively .....................   3,686,044    3,674,645
  Deferred stock compensation.....................................          --       (4,385)
  Note receivable from stockholder................................        (129)        (129)
  Accumulated other comprehensive loss............................        (113)      (1,203)
  Accumulated deficit.............................................  (3,688,830)  (3,621,438)
                                                                    -----------  -----------
Total stockholders' equity (deficit)..............................      (3,028)      47,490
                                                                    -----------  -----------
Total liabilities, redeemable convertible preferred
   stock and stockholders' equity (deficit)....................... $    29,248  $   159,422
                                                                    ===========  ===========

___________

Amounts included above from related parties (Note 10):
  (1) Accounts receivable, net.................................... $     3,740  $     1,747
  (2) Deferred revenue............................................ $       850  $    11,138
  (3) Other current liabilities................................... $        --  $       418

See accompanying notes.

COMMERCE ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                   Years Ended December 31,
                                                              -----------------------------------
                                                                 2003        2002        2001
                                                              ----------  ----------  -----------
Revenues:
  License fees.............................................. $    7,071  $   28,597  $   130,917
  Services..................................................     29,167      76,932      277,652
                                                              ----------  ----------  -----------
Total revenues (1) .........................................     36,238     105,529      408,569
                                                              ----------  ----------  -----------
Costs and expenses:
  Cost of license fees (2)..................................     14,934     192,406      662,315
  Cost of services..........................................     21,563      68,233      228,023
  Sales and marketing.......................................     18,388      78,945      183,412
  Product development.......................................     27,120      76,922      118,159
  General and administrative (includes ($2.7) million,
      ($5.5) million and $32.9 million in bad debt
      (recovery) expense, respectively).....................      8,239      25,615      116,621
  Purchased in-process research and development.............         --          --        4,548
  Stock compensation........................................      3,395       8,728       98,302
  Restructuring costs and other.............................      7,085      22,947      126,605
  Amortization of goodwill and
     other intangible assets................................        612      11,867      332,789
  Impairment of intangible assets
     and fixed assets.......................................         --     214,082    1,120,464
                                                              ----------  ----------  -----------
Total costs and expenses....................................    101,336     699,745    2,991,238
                                                              ----------  ----------  -----------
Loss from operations........................................    (65,098)   (594,216)  (2,582,669)
Interest income and other, net..............................      5,461       5,627        8,049
Interest expense............................................       (521)       (946)        (478)
                                                              ----------  ----------  -----------
Net loss before income taxes................................    (60,158)   (589,535)  (2,575,098)
(Benefit) Provision for income taxes........................     (2,388)        301        9,001
                                                              ----------  ----------  -----------
Net loss....................................................    (57,770)   (589,836)  (2,584,099)
                                                              ----------  ----------  -----------

Deemed dividend related to beneficial conversion
   feature on Series B Preferred Stock......................      3,327          --           --
Accretion of Series B Preferred Stock to
   redemption value.........................................      5,895          --           --
Series B Preferred Stock dividends..........................        400          --           --
                                                              ----------  ----------  -----------
Net loss attributable to common stockholders................ $  (67,392) $ (589,836) $(2,584,099)
                                                              ==========  ==========  ===========
Basic and diluted net loss per share
  attributable to common stockholders....................... $    (2.19) $   (20.33) $   (103.02)
                                                              ==========  ==========  ===========
Weighted average shares - basic and diluted.................     30,735      29,011       25,084
                                                              ==========  ==========  ===========

___________

(1)  Revenue from related parties (Note 10) ................ $    7,392  $   32,022  $    97,741

(2)  Includes charges for the impairment
     and amortization of the Technology
     Agreement with Covisint (Notes 4 and 11)............... $   15,943  $  190,396  $   647,500

See accompanying notes.

COMMERCE ONE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

                                                                                            Note      Accumulated
                                                        Common Stock         Deferred    Receivable      Other
                                                   -----------------------     Stock        from      ComprehensiveAccumulated
                                                     Shares       Amount    Compensation Shareholder     Loss        Deficit       Total
                                                   -----------  ----------  -----------  -----------  -----------  -----------  -----------
BALANCES AT DECEMBER 31, 2000..................... 22,370,411  $3,401,487  $  (153,630) $      (129) $      (814) $  (447,503) $ 2,799,411
Issuance of common stock upon
  exercise of stock options.......................    429,331       6,961           --           --           --           --        6,961
Repurchase of common stock
  from terminated employees.......................    (17,416)        (59)          --           --           --           --          (59)
Issuance of common stock under
  employee stock purchase plan....................    291,330      11,664           --           --           --           --       11,664
Issuance of common stock and
  assumption of stock options in
  connection with business combinations...........    807,858      74,768       (2,181)          --           --           --       72,587
Issuance of restricted
  common stock to employees.......................    187,915      14,099      (14,099)          --           --           --           --
Forfeiture of restricted common
  stock by employees upon termination.............    (65,885)     (4,836)       4,836           --           --           --           --
Sale of common stock to SAP, net of issuance cost.  4,748,477     219,335           --           --           --           --      219,335
Amortization of deferred stock compensation.......         --          --       98,302           --           --           --       98,302
Net Loss..........................................         --          --           --           --           --   (2,584,099)  (2,584,099)
Foreign currency translation adjustment...........         --          --           --           --          120           --          120
Unrealized loss on investments....................         --          --           --           --         (407)          --         (407)
                                                                                                                                -----------
Comprehensive loss................................                                                                              (2,584,386)
                                                   -----------  ----------  -----------  -----------  -----------  -----------  -----------
BALANCES AT DECEMBER 31, 2001..................... 28,752,021   3,723,419      (66,772)        (129)      (1,101)  (3,031,602)     623,815
Issuance of common stock upon
  exercise of stock options.......................    215,382       3,163           --           --           --           --        3,163
Repurchase of common stock
  from terminated employees.......................     (9,661)        (53)          --           --           --           --          (53)
Issuance of common stock under
  employee stock purchase plan....................    358,760       2,275           --           --           --           --        2,275
Forfeiture of restricted common
  stock by employees upon termination.............    (39,786)     (2,958)       2,958           --           --           --           --
Additional issuance cost
  on sale of common stock to SAP..................         --        (500)          --           --           --           --         (500)
Deferred compensation forfeited...................         --     (50,701)      50,701           --           --           --
Amortization of deferred stock compensation.......         --          --        8,728           --           --           --        8,728
Net loss..........................................         --          --           --           --           --     (589,836)    (589,836)
Foreign currency translation adjustment...........         --          --           --           --         (490)          --         (490)
Unrealized gain on investments....................         --          --           --           --          388           --          388
                                                                                                                                -----------
Comprehensive loss................................                                                                                (589,938)
                                                   -----------  ----------  -----------  -----------  -----------  -----------  -----------
BALANCES AT DECEMBER 31, 2002..................... 29,276,716   3,674,645       (4,385)        (129)      (1,203)  (3,621,438)      47,490
Issuance of common stock upon
  exercise of stock options.......................    140,791         275           --           --           --           --          275
Issuance of common stock under
  employee stock purchase plan....................    186,352         402           --           --           --           --          402
Forfeiture of restricted common
  stock by employees upon termination.............     (7,117)       (544)         544           --           --           --           --
Issuance of common stock in connection
  with real estate settlements....................  3,961,321       8,385           --           --           --           --        8,385
Beneficial conversion feature of Series
  B Preferred Stock...............................         --       3,327           --           --           --       (3,327)          --
Accretion of Series B Preferred Stock to
  redemption value................................         --          --           --           --           --       (5,895)      (5,895)
Series B Preferred Stock dividends................         --          --           --           --           --         (400)        (400)
Deferred compensation forfeited...................         --        (446)         446           --           --           --           --
Amortization of deferred stock compensation.......         --          --        3,395           --           --           --        3,395
Net loss..........................................         --          --           --           --           --      (57,770)     (57,770)
Foreign currency translation adjustment...........         --          --           --           --        1,015           --        1,015
Unrealized gain on investments....................         --          --           --           --           75           --           75
                                                                                                                                -----------
Comprehensive loss................................                                                                                 (56,680)
                                                   -----------  ----------  -----------  -----------  -----------  -----------  -----------
BALANCES AT DECEMBER 31, 2003..................... 33,558,063  $3,686,044  $        --  $      (129) $      (113) $(3,688,830) $    (3,028)
                                                   ===========  ==========  ===========  ===========  ===========  ===========  ===========

See accompanying notes.

COMMERCE ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                           Years Ended December 31,
                                                                      -------------------------------------
                                                                         2003         2002         2001
                                                                      -----------  -----------  -----------
Operating activities:
Net loss............................................................ $   (57,770) $  (589,836) $(2,584,099)
Adjustments to reconcile net loss to net cash
   used in operating activities:
Depreciation and amortization.......................................       5,873       30,733       45,375
Purchased in-process research and development.......................          --           --        4,548
Amortization of Technology Agreement with Covisint..................       1,495       10,428       55,188
Amortization of deferred stock compensation.........................       3,395        8,728       98,302
Amortization of goodwill and other intangible assets................         612       11,867      332,789
Impairment of goodwill and other intangible assets..................          --      189,344    1,098,869
Impairment of Technology Agreement with Covisint....................      14,448      179,968      592,334
Write down of investment in Covisint................................       5,000        4,255       21,595
Mark to market - warrant liability..................................      (1,834)          --           --
Loss on other investments and accumulated translation
   adjustment of liquidated foreign subsidiaries....................         819          248        2,958
Loss on disposal and impairment of property and equipment...........       2,576       20,483       26,914
Other...............................................................          --          977           --
  Changes in operating assets and liabilities:
  Restricted cash and investments...................................          50      (30,184)          --
  Accounts receivable, net..........................................       1,415       29,972      111,366
  Prepaid and other current assets..................................      (1,760)       7,980        8,221
  Accounts payable..................................................      (2,038)     (20,014)      (5,075)
  Accrued compensation and related expenses.........................      (7,297)      (9,622)     (27,390)
  Other liabilities.................................................     (37,987)     (28,981)     (28,780)
  Deferred revenue..................................................     (18,328)     (33,821)     (57,078)
  Non-current accrued restructuring charges.........................          --           --       37,005
                                                                      -----------  -----------  -----------
Net cash used in operating activities...............................     (91,331)    (217,475)    (266,958)
                                                                      -----------  -----------  -----------
Investing activities:
Purchase of property and equipment, net.............................        (458)      (6,503)     (39,491)
Proceeds from sale of assets........................................       1,486           --           --
Proceeds from maturities of short-term investments..................      37,723      130,550      204,709
Purchase of short-term investments..................................      (1,699)     (43,964)    (173,954)
Business combinations, net of cash acquired.........................          --           --       (2,499)
Additional costs of Technology Agreement with Covisint, net.........          --           --       (2,815)
Proceed from divestitures...........................................         740       10,734           --
Other investments...................................................          --        1,569        3,191
                                                                      -----------  -----------  -----------
Net cash provided by (used in) investing activities.................      37,792       92,386      (10,859)
                                                                      -----------  -----------  -----------
Financing activities:
Proceeds from issuance of common stock, net.........................         676        4,885      237,901
Proceeds from issuance of preferred stock and warrants, net.........       9,797           --           --
Proceeds from borrowings on notes payable and issuance of warrants..       1,000       25,423       19,000
Payments on notes payable and capital lease obligations.............     (25,000)     (23,053)      (1,846)
                                                                      -----------  -----------  -----------
Net cash (used in) provided by financing activities.................     (13,527)       7,255      255,055
                                                                      -----------  -----------  -----------
Effect of foreign currency translation on cash and cash equivalents.         257         (960)         120
                                                                      -----------  -----------  -----------
Net decrease in cash................................................     (66,809)    (118,794)     (22,642)
Cash balance at beginning of period.................................      73,753      192,547      215,189
                                                                      -----------  -----------  -----------
Cash balance at end of period....................................... $     6,944  $    73,753  $   192,547
                                                                      ===========  ===========  ===========
Supplemental disclosures:
Interest paid....................................................... $       521  $       946  $       351
Cash paid for income taxes.......................................... $     1,057  $     2,620  $     4,307
Non-cash investing and financing activities:
Deferred stock compensation......................................... $        --  $        --  $     9,263
Unrealized loss on investments...................................... $        75  $       388  $       407
Issuance of preferred stock, common stock and assumption of
   stock options in connection with business combinations........... $        --  $        --  $    74,768
Issuance of common stock in connection with real estate settlements. $     8,385  $        --  $        --
Deferred stock compensation related to stock
  option grants and options assumed in business combinations........ $        --  $        --  $     2,181
Non-cash note receivable due from ComVest........................... $     4,000           --           --

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

The Company was founded as Distrivision in 1994, changed its name to Commerce One in 1997, and re-incorporated in Delaware in 1999.  On July 11, 2001, the Company completed its reorganization into a holding company structure.  Commerce One is a technology company that specializes in software and services that allow companies to conduct business more efficiently through business process automation and web service solutions.  The Company's software provides the technology and infrastructure that enable companies to conduct business processes via the Internet or Intranets and to manage their supplier, partner and customer relationships more effectively.  Commerce One's services operations support these software solutions and help companies take maximum advantage of the efficiencies that these solutions can offer.  Together, the Company's software and services allow companies to automate business functions that traditionally involved costly and time-consuming phone calls and paperwork.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has an accumulated deficit of $3.7 billion as of December 31, 2003 and recurring losses of $67.4 million, $590 million, and $2.6 billion for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company is subject to a number of risks common to technology-based companies, including limited operating history, dependence on key individuals, rapid technological changes, the need for adequate financing to fund future operations and the successful development and marketing of its products and services. The Company's ability to continue as a going concern is contingent upon its ability to continue to meet its obligations, and, ultimately, attain profitable operations. Management intends to continue to service its existing customers and increase revenue from new and existing customers. The Company has funded its recent losses primary through sales of redeemable convertible preferred stock, convertible notes payable and warrants. In July and December 2003, the Company issued an aggregate of $10 million in redeemable convertible preferred stock and $5 million in convertible notes payable to investors, respectively (Note 7). Of the $5.0 million in debt financing, $1.0 million was received on December 31, 2003 and the remaining $4.0 million was received on January 2, 2004. There is no assurance that the Company will be able to obtain additional loans or equity, or will be able to generate sufficient revenue and cash to support its operations.

Pursuant to the terms of the redeemable convertible preferred stock, the Company may, upon the occurrence of certain events, be required to redeem all of the outstanding shares of Series B Preferred Stock. The events that could lead to redemption include failure to timely file, have declared effective and maintain the effectiveness of the registration statement on Form S-3 covering the resale of the common stock underlying the Series B Preferred Stock, or to maintain the listing of the Company's common stock on the Nasdaq National Market or the Nasdaq SmallCap Market, or upon a change of control (including a merger, acquisition or sale of all or substantially all of our assets) of Commerce One. As of the date of this Form 10-K, the Form S-3 covering the resale of the common stock underlying the Series B Preferred Stock had not yet been declared effective by the SEC. In the event that the Form S-3 is not declared effective on or prior to July 4, 2004, the Company may be required to redeem the Series B Preferred Stock for approximately $12.0 million or the fair market value of the common stock underlying the Series B Preferred Stock, whichever is greater, plus any accrued and unpaid dividends and other penalties. (See Notes 11 and 16).

At December 31, 2003, the Company has $10.1 million cash and cash equivalents and investments, of which $6.9 million is unrestricted and available to fund operations, and $9.1 million in working capital. Additionally, the Company received proceeds in January 2004 of $4.0 million from the above described notes payable and $4.6 million from the settlement as discussed below.

On December 30, 2003, the Company entered into a Settlement Agreement with Covisint, LLC (Covisint) pursuant to which Covisint paid the Company $4,650,000. As part of the agreement, the parties resolved an arbitration and a separate Michigan state court action that had been pending between the parties, and the Company granted a fully paid software license to Covisint for certain Commerce One software that Covisint has used in its operations. The $4,650,000 from Covisint was received in full on January 2, 2004 and was not included in the cash balance as of December 31, 2003.

The Company has taken significant steps to reduce its expenses through personnel reductions and other cost reduction measures, including a personnel reduction in October 2003 that reduced headcount to 116 by December 31, 2003, multiple real estate settlement agreements intended to significantly reduce its rental expenses, and employee furloughs. While these efforts have significantly reduced the Company's expense levels, its operations are still drawing upon its cash reserves.

As announced previously, the Company has retained Broadview International LLC to evaluate various strategic alternatives. Currently, the Company is evaluating offers to purchase its Supplier Relationship Management (SRM) applications. The SRM applications are secured by the Company's debt financing. If the Company completes a sale of the SRM applications, the Company plans to use the first $5.0 million in proceeds to repay existing secured debt. The Company believes that estimated proceeds from a sale of the SRM applications, after debt repayment, would provide additional liquidity to the Company necessary to fund its operations.

The Company is building the market opportunity for its Commerce One Conductor platform and composite process management solutions (Conductor Platform). The Company's continued viability is dependent on its ability to generate revenues through sales of its Conductor Platform, however the Company has not yet generated significant revenues from the Conductor Platform.

The Company believes that based on its current plans and expectations, it will have sufficient resources to meet its operating, working capital, investing and financing requirements for the 2004 fiscal year. The Company has not made any adjustment to its consolidated financial statements as a result of the outcome of the uncertainty described above.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.  Certain previously reported amounts have been reclassified to conform to the current presentation format.

 The functional currency of the Company's foreign subsidiaries is the local currency. The Company translates all assets and liabilities to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated using the average exchange rate for the period. Gains and losses resulting from the translation of the foreign subsidiaries' financial statements are reported as a separate component of accumulated comprehensive other income (loss) in stockholders' equity (deficit). Accumulated translation gains or losses relating to foreign subsidiaries to be closed are recognized in Interest income and other, net, when a determination has been made to discontinue the subsidiary's operations. Net gains and losses resulting from foreign exchange transactions, which are recorded in the statement of operations, were not significant during any of the periods presented.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates and assumptions made by management involve revenue recognition, the establishment of provisions for bad debts and other receivable allowances, the determination of the fair value of stock-based compensation awards to employees for purposes of the pro forma disclosures, the valuation of intangible assets, fixed assets, and equity investments, depreciation and amortization estimates of fixed assets and other long-lived assets including intangible assets, the restructuring accruals related to office closures, and estimates of liability for legal proceedings against the Company.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of 90 days or less at the date of purchase and are stated at amounts that approximate fair value. Cash equivalents consist principally of investments in short-term money market instruments and certificates of deposit.

RESTRICTED CASH AND SHORT-TERM INVESTMENTS

Short-term investments consist principally of commercial paper, corporate notes and bonds, government notes and bonds and certificates of deposit with maturities greater than 90 days at date of purchase and are stated at amounts that approximate fair value.

The Company accounts for its short term investments in accordance with Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities."  Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

The Company has classified its short-term investments as available-for-sale. Available-for-sale investments are recorded at fair value based on quoted market prices at December 31, 2003 and 2002, with unrealized gains and losses reported as other comprehensive income (loss) and included within accumulated other comprehensive income (loss) in the statement of stockholders' equity (deficit). Realized gains and losses, which have been immaterial to date, are included in interest and other income and are derived using the specific identification method for determining the cost of investments sold. Dividend and interest income is recognized when earned.

As of December 31, 2003, all of the Company's short-term investments, which totaled approximately $1.6 million, have a contractual maturity date that is less than one year from December 31, 2003. These short-term investments consist of government notes and bonds which collateralize certain of the Company's obligations related to operating lease agreements for office facilities and potential workers compensation claims.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments at December 31, 2003, consist of cash and cash equivalents, restricted cash, short term investments, accounts receivable, notes receivable, accounts payable, notes payable and warrants. The Company believes the reported carrying amounts of its cash and cash equivalents, restricted cash, short term investments, accounts receivable, notes receivable and accounts payable approximates fair value, based upon the maturities and short term nature of those instruments. The Company's notes payable to ComVest and DCC Ventures, issued in December 2003 (see Note 7) with stated values totaling $5.0 million, were recorded net of the $3.5 million fair value of warrants that were also issued to the noteholders. The Company's note payable to PeopleSoft issued in December 2003 (see Note 7) was recorded net of effective interest of $0.8 million. The Company believes the combined carrying value of its notes payable of $2.8 million at December 31, 2003 is less than the combined fair value, estimated to be approximately $4.0 million at December 31, 2003. The difference is attributable to the requirement to record the full fair value of the warrants as a liabililty and resulting dicount to the carrying value of the related notess. The Company accounts for warrants issued to purchase shares of its common stock as derivitive instruments and reflects their full fair values as a liability in accordance with Emerging Issues Task Force (EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Accordingly, warrants are carried as a liability at fair value, and marked to market at the end of each reporting period.

NON-CURRENT RESTRICTED CASH, CASH EQUIVALENTS, AND SHORT TERM INVESTMENTS

Non-current restricted cash, cash equivalents, and short-term investments totaled $1.6 million and $35.6 million as of December 31, 2003 and 2002, respectively.  In 2003, these amounts collateralize the Company's obligations related to operating lease agreements for office facilities and potential workers compensation claims.  In 2002, these amounts collateralize the Company's obligations related to operating lease agreements for office facilities, potential workers compensation claims and a bank note payable.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. At December 31, 2002, an impairment of property and equipment was determined to exist. As a result, the Company recorded impairment charges of $20.5 million for property and equipment at December 31, 2002. The remaining net property and equipment balances at December 31, 2002 were scheduled to be depreciated over a period of 18 months using the straight-line method. As a result, all property and equipment asset balances remaining at December 31, 2002 will be fully depreciated as of June 30, 2004. Depreciation on assets acquired after December 31, 2002 is computed using the straight-line method over the estimated useful lives of the related assets as follows: computer equipment, office equipment, furniture and fixtures are depreciated over three years, and leasehold improvements are depreciated over the shorter of the remaining term of the related lease or the estimated economic useful life of the improvement. Equipment acquired under capital leases is depreciated over the shorter of the expected useful life or the related lease term. During 2003, a significant amount of property and equipment was sold or disposed of in connection with the move from the Company's principal location in Pleasanton, California, to its existing locations in San Francisco and Santa Clara, California. Accordingly, during the year ended December 31, 2003, approximately $1.5 million was recorded as proceeds from the sale of assets and approximately $2.7 million was recorded as a loss on the sale and disposal of property and equipment.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets result from business combinations accounted for under the purchase method and intellectual property that is comprised of the cost incurred filing for original patents. Intangible assets related to acquired technology, trademarks, patents and other intangible assets acquired through business combinations are being amortized on a straight-line method over the estimated useful life of the related asset, generally one to five years, and intellectual property related to original patents is being amortized over an estimated useful life of ten years.  Effective July 1, 2001 the Company adopted certain provisions of SFAS 141, "Business Combinations", and on January 1, 2002, the Company adopted the full provisions of SFAS 141 and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill is no longer amortized but is subject to an impairment test at least annually. SFAS 141 specifically identified assembled workforce as an intangible asset that is not to be recognized apart from goodwill, and it was subsumed into goodwill on January 1, 2002. Other intangible assets that meet the new criteria continue to be amortized over their useful lives.  In 2002, goodwill was evaluated for impairment and deemed to be fully impaired as of December 31, 2002. The Company also periodically evaluates potential impairments of its long-lived assets, including intangibles.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company evaluates the expected undiscounted cash flows related to the assets.  If these cash flows are less than the carrying value of the assets, the Company measures the impairment using discounted cash flows.

LONG-LIVED ASSETS

The Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002. Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

SOFTWARE DEVELOPMENT COSTS

The Company accounts for software development costs in accordance with the SFAS  86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Development costs, other than purchased technology (see Note 4), incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to product development expense in the accompanying consolidated statements of operations.

CONCENTRATION OF CREDIT RISK AND CREDIT EVALUATIONS

Financial instruments that potentially subject the Company to concentrations of risk include cash, cash equivalents, short-term investments and accounts receivable. The Company's investment policies limit cash equivalents and short- term investments to short-term, low risk investments.  Cash and cash equivalents, short-term investments are held with a domestic financial institution with high credit standing. For the year ended December 31, 2003, transactions with SAP AG (SAP) accounted for approximately 11% of the Company's total revenues. For the year ended December 31, 2002, transactions with SAP accounted for approximately 25% of the Company's total revenues. For the year ended December 31, 2002, one other customer, UCCnet, accounted for 11% of the Company's total revenues. For the year ended December 31, 2001, transactions with SAP accounted for approximately 19% of the Company's total revenues. For the years ended December 31, 2003 and 2001, no other customer accounted for more than 10% of the Company's total revenues.  At December 31, 2003, two customers, Covisint and Exostar, accounted for 76% and 13% of the Company's net accounts receivable balance, respectively. At December 31, 2002, no customers accounted for more than 10% of the Company's gross accounts receivable balance.  At December 31, 2001, two customers accounted for 13% and 12% of the Company's gross accounts receivable balance. The Company performs ongoing credit evaluations of its customers and does not typically require collateral or guarantees. Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments.  If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make such payments, increases in the allowance may be required.

REVENUE RECOGNITION

The Company's revenue recognition policies are consistent with Statement of Position 97-2 "Software Revenue Recognition," and Staff Accounting Bulletin No. 104, "Revenue Recognition".

Revenues from license agreements for software products are recognized upon transfer of title and risk of loss which generally occurs upon shipment of the software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable. When software is licensed to third parties through indirect sales channels, license fees are recognized as revenue under the sell-through method, when the criteria described above have been met and the reseller has sold the software to an end-user customer. While the Company generally does not license software under barter or concurrent arrangements, whenever software has been licensed under such arrangements the Company has recognized revenue equal to the net monetary amounts to be received by the Company.

The Company assesses whether fees are fixed or determinable when products or services have been delivered. Payment terms offered by the Company vary based on customer requirements and standard practice in the customer's country of domicile, and are typically within 90 days of delivery of the underlying products or services. Payment terms that extend beyond 90 days are not considered fixed or determinable, and are not recognized as revenue until the contractual payment due date, provided the Company then determines collection is probable and all other revenue recognition criteria have been met.

The Company reduces license revenue to reflect estimated product returns.  While as a matter of contract and general practice, the Company does not accept the return of software products after the expiration of any acceptance period, unforeseen contractual disputes with customers may require the Company to accept the return of a product.  Should actual product returns differ from estimates, revisions to the product return allowance would be required.

Revenues from professional services contracts are generally recognized on a time and material basis.  However, when contracts have a fixed price, revenue is recognized on the percentage-of-completion method, with costs and estimated profits recorded as work is performed.  The Company uses labor hours as the input measure to determine progress under the percentage of completion method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability, including final contract settlements, may result in revisions to costs and revenues, which are recognized in the period in which the revisions are determined.

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

Revenue is recognized using contract accounting for arrangements involving significant customization or modifications of the software or where professional services are considered necessary to the functionality of the software. Revenue from these software and services arrangements is recognized using the percentage of completion method by utilizing specific milestones in order to assess the progress achieved.

The Company recognizes revenue from royalty agreements upon receipt of the royalty report when there is a signed agreement and collection is probable. Prepaid royalties are recorded as deferred revenue until the royalty report is received. For limited term fixed fee royalty agreements, the Company recognizes the total fee ratably over the term of the royalty agreement.

Software maintenance revenues, subscription and hosting fees are recognized ratably over the term of the related contract, typically one year, in accordance with revenue recognition criteria.

Deferred revenue consists of license fees for which revenue recognition criteria have not been met and prepaid fees for royalties, services, subscription fees, and maintenance and support agreements.

Revenues by type for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

                                              Years Ended December 31,
                                         -------------------------------
                                           2003       2002       2001
                                         ---------  ---------  ---------
License fees........................... $   7,071  $  28,597  $ 130,917
Professional services..................     6,475     34,303    200,816
Maintenance............................    15,649     24,725     34,185
Other..................................     7,043     17,904     42,651
                                         ---------  ---------  ---------
                                        $  36,238  $ 105,529  $ 408,569
                                         =========  =========  =========

Included in Other above are revenues generated through hosting, content, auction, education, training and subscription services.

STOCK-BASED COMPENSATION

The Company generally has three categories of employee stock-based awards: restricted stock, stock options and a stock purchase plan, which are more fully described in "Note 11 - Stockholders' Equity." The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and has adopted the disclosure-only alternative of SFAS 123, "Accounting for Stock-Based Compensation" as amended. Under the intrinsic value method, the Company has only recorded stock-based compensation resulting from restricted stock issued and options assumed in various prior period acquisitions.

Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or restricted stock units are forfeited prior to vesting, any corresponding previously recognized expense is reversed as an offset to "Stock-based compensation." Stock-based compensation associated with restricted stock was $0 and $2.7 million during 2003 and 2002, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands except per share data):

                                                Years Ended December 31,
                                           --------------------------------------
                                              2003         2002          2001
                                           ----------  -------------  -----------
Net loss - as reported................... $  (57,770) $    (589,836) $(2,584,099)
Add:  Stock-based compensation cost,
  included in the determination of
  net loss as reported...................      3,395          8,728       98,302
Deduct: Total stock-based employee
  compensation expense (benefit) determined
  under the fair value based
  method for all awards..................       (495)       (42,344)     120,723
                                           ----------  -------------  -----------
Proforma net loss........................ $  (54,870) $    (623,452) $(2,365,074)
                                           ==========  =============  ===========
Loss per share:
  Basic and diluted - as reported........ $    (2.19) $      (20.33) $   (103.02)
                                           ==========  =============  ===========
  Basic and diluted - pro forma.......... $    (1.79) $      (21.49) $    (94.29)
                                           ==========  =============  ===========

The weighted average fair value of stock options granted during 2003, 2002 and 2001 was $2.02, $4.33 and $40.80, respectively. The weighted-average fair values for stock options granted were calculated using the Black-Scholes option- pricing model based on the following assumptions:

                                              2003         2002          2001
                                           ----------  -------------  -----------
Volatility...............................        104%          148%        146%
Weighted-average estimated life..........   3 years       3 years       3 years
Weighted-average risk-free interest rate.        2.5%          4.6%        5.0%
Dividend yield...........................         --             --           --

The weighted average fair value of shares issued under the employee stock purchase plan during 2003, 2002, and 2001 was $2.55, $5.26, and $68.06, respectively. The weighted-average fair value of shares issued under the employee stock purchase plan was calculated using the Black-Scholes option- pricing model based on the following assumptions:

                                              2003         2002          2001
                                           ----------  -------------  -----------
Volatility...............................        104%          148%        146%
Weighted-average estimated life..........   6 months     6 months      6 months
Weighted-average risk-free interest rate.        2.5%          4.6%        5.0%
Dividend yield...........................         --             --           --

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense was approximately $(0.3) million, $0.8 million and $6.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, advertising expense was a net negative amount due to reversals of 2002 advertising accruals primarily in the UK for estimated advertising costs in excess of actual final amounts.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS 128, "Earnings per Share." Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase and forfeiture, and excludes any dilutive effects of options, warrants, and convertible securities. Potentially dilutive securities have also been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The calculation of basic and diluted net loss per share is as follows (in thousands, expect per share data):

                                                     Years Ended December 31,
                                                --------------------------------------
                                                   2003         2002          2001
                                                ----------  -------------  -----------
Net loss attributable to common stockholders.. $  (67,392) $    (589,836) $(2,584,099)
                                                ----------  -------------  -----------
Weighted average shares of common
  stock outstanding...........................     30,756         29,074       25,250
Less: weighted average shares subject
  to repurchase and forfeiture................        (21)           (63)        (166)
                                                ----------  -------------  -----------
Weighted average shares of common
  stock outstanding used in computing
  basic and diluted net loss per share........     30,735         29,011       25,084
                                                ==========  =============  ===========
Basic and diluted net loss per share
  attributable to common stockholders......... $    (2.19) $      (20.33) $   (103.02)
                                                ==========  =============  ===========

If the Company had reported net income, the calculation of diluted earnings per share would have included approximately an additional 445,000, 584,000, and 2,327,300 common equivalent shares related to outstanding stock options and warrants not included above (determined using the treasury stock method) for the years ended December 31, 2003, 2002 and 2001, respectively.

COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders' equity that are excluded from net loss. Other comprehensive income (loss) includes unrealized gains and losses on marketable securities and currency translation adjustments. In 2003, other comprehensive loss includes a reclassification adjustment of $0.7 million for accumulated foreign currency translation losses that were reported in net income in 2003 because the related foreign subsidiaries' operations were terminated. At December 31, 2003 and 2002, cumulative unrealized losses on marketable securities totaled $0.1 million and $0.1 million, respectively, and cumulative currency translation adjustments totaled $0 and $1.1 million, respectively. Comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001 has been reflected in the Consolidated Statements of Stockholders' Equity.

EFFECTS OF NEW ACCOUNTING STANDARDS

In May 2003, the EITF reached a consensus on Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More- Than-Incidental Software." The FASB ratified this consensus in August 2003. EITF Issue No. 03-5 affirms that AICPA Statement of Position 97-2 applies to non-software deliverables, such as hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. The adoption of EITF Issue No. 03-5 did not have a material impact on the Consolidated Financial Statements.

 In May 2003, the Financial Accounting Standards Board issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 went into effect during the second quarter of 2003. Adoption of SFAS 150 did not have a material impact on the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 deals with off-balance sheet assets, liabilities, and obligations and gives companies guidance for determining which assets and liabilities associated with the obligations are required to be included in the company's financial statements. Adoption of FIN 46 did not have a material impact on the Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify licensees of the Company's software from damages and costs resulting from claims alleging that the Company's software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these indemnification provisions.

REVERSE STOCK SPLIT

On September 16, 2002, the Company completed a reverse stock split where ten shares of common stock outstanding were converted into one share of common stock. All references in the consolidated financial statements and notes thereto with respect to the number of shares, per share amounts and market prices of the Company's common stock have been restated to reflect the effect of the reverse stock split.

2. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                                December 31,
                                           -------------------------
                                              2003         2002
                                           ----------  -------------
Accounts receivable...................... $    6,010  $      10,347
Unbilled accounts receivable.............         --          3,027
                                           ----------  -------------
                                               6,010         13,374
Less allowances for doubtful
  accounts and other.....................      1,026          6,001
                                           ----------  -------------
                                          $    4,984  $       7,373
                                           ==========  =============

Unbilled accounts receivable result from professional services provided to customers that have not yet been formally invoiced as of the reporting date. Such amounts are generally invoiced within fifteen business days of the end of the period in which services are provided.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                December 31,
                                           -------------------------
                                              2003         2002
                                           ----------  -------------
Computer and office equipment............ $    1,486  $       7,417
Furniture and fixtures...................        284          2,344
                                           ----------  -------------
                                               1,770          9,761

Less accumulated depreciation............      1,259             --
                                           ----------  -------------
                                          $      511  $       9,761
                                           ==========  =============

Depreciation expense was approximately $5.9 million in 2003, $30.7 million in 2002 and $45.4 million in 2001. In accordance with SFAS 144 (See Note 4), an impairment charge was recorded for all long-lived assets whose carrying value exceeded their estimated fair value. As a result, the Company recorded impairment charges of $20.5 million for property and equipment during the year ended December 31, 2002 to reduce the book value to the estimated fair value.

4. GOODWILL, LONG LIVED ASSETS AND INTANGIBLE ASSETS

Intangible assets, which result from acquisitions accounted for under the purchase method and the Covisint Technology Agreement entered into in December 2000, consist of the following (in thousands):

                                                December 31,
                                           -------------------------
                                              2003         2002
                                           ----------  -------------
Covisint Technology Agreement............ $       --  $      15,943
Core and developed technology............      1,431          1,431
Intellectual property and other..........      1,505          1,075
                                           ----------  -------------
                                               2,936         18,449
Less accumulated amortization............        674             --
                                           ----------  -------------
Other intangible assets, net............. $    2,262  $      18,449
                                           ==========  =============

Changes in the net carrying amount of goodwill in 2002 are as follows (in thousands):

Balance as of December 31, 2001............................... $   164,679
Reclassification of intangible asset - assembled workforce
  into goodwill, net..........................................      15,700
Exterprise goodwill adjustment for final purchase accounting..        (545)
Impairment....................................................    (179,834)
                                                                -----------
Balance as of December 31, 2002............................... $        --
                                                                ===========

Core and developed technology of $1.4 million and Intellectual property and other of $1.5 million relate to technology and intellectual property rights acquired during acquisitions in 2000 and 2001of Mergent and Exterprise, as well as certain additional patent costs.

Amortization expense of our goodwill and intangible assets are as follows (in thousands):

                                                                December 31,
                                                       -------------------------------------
                                                          2003         2002         2001
                                                       -----------  -----------  -----------
Goodwill amortization................................ $        --  $        --  $   305,120
Covisint technology agreement amortization...........       1,495       10,428       55,188
Acquisition related intangible asset amortization....         477       11,824       27,669
Intellectual property and other amortization.........         135           43           --
                                                       -----------  -----------  -----------
Total................................................ $     2,107  $    22,295  $   387,977
                                                       ===========  ===========  ===========

Amortization of the previous Technology Agreement with Covisint has been recorded in Cost of license fees. Intangible assets related to acquired technology, trademarks, patents and other intangible assets acquired through business combinations are being amortized on a straight-line basis over the estimated useful life of the related asset, generally one to five years, and intellectual property related to original patents is being amortized over an estimated useful life of ten years.

The expected future annual amortization expense of intangible assets is as follows (in thousands):

                                                       Amortization
For the Year Ending December 31,                         Expense
-----------------------------------------------------  -----------
  2004............................................... $       602
  2005...............................................         597
  2006...............................................         125
  2007...............................................         125
  2008...............................................         125
Thereafter...........................................         688
                                                       -----------
Total expected future amortization................... $     2,262
                                                       ===========

In accordance with SFAS 141 and 142, the Company discontinued the amortization of goodwill and assembled workforce beginning January 1, 2002.  A reconciliation of previously reported net income (loss) and earnings per share to the amounts adjusted for the exclusion of goodwill amortization and the amortization of assembled workforce is as follows (in thousands, except per share amounts):

                                                                Years Ended December 31,
                                                           -------------------------------------
                                                              2003         2002         2001
                                                           -----------  -----------  -----------
Net Loss:
  Reported net loss attributable to common stockholders.. $   (67,392) $  (589,836) $(2,584,099)
  Goodwill amortization..................................          --           --      305,120
  Assembled workforce amortization.......................          --           --        9,959
                                                           -----------  -----------  -----------
Adjusted net loss........................................ $   (67,392) $  (589,836) $(2,269,020)
                                                           ===========  ===========  ===========

Basic and diluted loss per share:
  Reported net loss attributable to common stockholders.. $     (2.19) $    (20.33) $   (103.02)
  Goodwill amortization..................................          --           --        12.16
  Assembled workforce amortization.......................          --           --         0.40
                                                           -----------  -----------  -----------
Adjusted basic and diluted net loss per share............ $     (2.19) $    (20.33) $    (90.46)
                                                           ===========  ===========  ===========

Under SFAS 142, intangible assets with finite lives that continue to be amortized should be reviewed for impairment in accordance with SFAS 144. An impairment assessment is required whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  During 2003 and 2002, the Company identified indicators of possible impairment relating to the Technology Agreement with Covisint.  The impairment indicators included, but were not limited to, significant negative industry and economic trends, which resulted in a reduction of forecasted cash flows related to the Technology Agreement.

In accordance with SFAS 144, the Company performed impairment tests of the carrying value of the Technology Agreement to determine whether any impairment existed in both 2003 and 2002.  The Company determined that the sum of the expected undiscounted cash flows attributable to the Technology Agreement was less than its carrying value and that impairment write-downs were required.  Accordingly, the Company calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life.  The impairments were calculated by deducting the present value of the expected cash flows from the carrying value, resulting in impairment write-downs of $8.4 million and $180.0 million in relation to the Technology Agreement, which were charged to cost of license fees in 2003 and 2002, respectively.

On December 30, 2003, the Company entered into a settlement agreement with Covisint pursuant to which Covisint paid the Company $4,650,000. As part of the agreement, the parties agreed to resolve the arbitration and separate Michigan state court action that had been pending between the parties, and the Company granted a fully paid software license to Covisint for certain Commerce One software that Covisint has used in its operations. The Company previously had licensed that software to Covisint under the Technology Agreement, which terminated as part of the settlement. Covisint paid the Company in full on or before January 2, 2004. Following a 92-day period (which commenced on January 2, 2004), and provided that certain bankruptcy events do not occur with respect to either party during that 92-day period, all litigation between the parties was permanently dismissed, and the Technology Agreement that previously governed the relationship between the Company and Covisint terminated. As a result of the settlement, Commerce One recognized a charge to "Cost of license fees" of $6.0 million in the fourth quarter of 2003 due to the write down of the intangible asset related to its previous Technology Agreement with Covisint. In addition, Commerce One recognized a charge of $5.0 million for the write down of its 2% equity investment in Covisint. This charge was included in the "Interest income and other, net" line item on the Statement of Operations.

During the quarter ended December 31, 2002, the Company identified indicators of possible impairment relating to property, plant, and equipment and intangible assets other than goodwill.  These indicators included but were not limited to a history of negative cash flows and operating losses and significant negative industry and economic trends.  The Company performed an impairment test of the carrying value of these long-lived and intangible assets to determine whether any impairment existed.  The Company determined that the sum of the expected undiscounted cash flows attributable to the assets was less than the carrying value of the assets and that an impairment existed.  The Company determined fair value for long-lived assets by using market values when available.  If no market existed for the asset, the Company calculated fair value as the sum of the discounted cash flows attributable to the assets.  The impairment was calculated by deducting the established fair value from the carrying value.  As a result, the Company recorded impairment charges of $20.5 million for property and equipment, $9.5 million for intangible assets other than goodwill.

Effective July 1, 2001, the Company adopted certain provisions of SFAS 141, and effective January 1, 2002, the Company adopted the full provisions of SFAS 141 and SFAS 142.  SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill.  The Company evaluated its goodwill and other intangible assets acquired prior to June 30, 2001 using the transition criteria of SFAS 141, which resulted in $15.7 million of other intangible assets (comprised entirely of assembled workforce) being subsumed into goodwill as of January 1, 2002.  SFAS 142 requires that purchased goodwill and certain indefinite-lived intangible assets no longer be amortized, but instead be tested for impairment at least annually.

During the fourth quarter of 2002, the Company prepared its required annual SFAS 142 impairment test of goodwill.  The Company's fair value, established using the market method, was below its carrying value as of December 31, 2002, indicating that a potential impairment to goodwill existed.  The Company then calculated the potential impairment by establishing the fair value of goodwill and subtracting this fair value from the carrying value of goodwill.  In accordance with SFAS 142, the fair value of goodwill is an implied value and is calculated by subtracting the fair value of the net assets of the Company (other than goodwill) from the fair value of the Company.  The fair value of net assets includes determining the fair value of any unrecognized intangible assets.  The Company established fair values for any unrecognized intangible assets.  The impairment was then calculated by deducting the fair value of goodwill from the carrying value of goodwill.  This calculation resulted in an impairment charge of $179.8 million, which brought the carrying value of goodwill to zero.

During 2001, in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," the Company performed impairment tests to determine whether any impairment existed.  The Company determined that the sum of the expected undiscounted cash flows attributable to certain of its intangible assets was less than the carrying value of those intangible assets.  Accordingly, the Company calculated the estimated fair value of the assets by summing the present value of the expected cash flows over the life of the assets.  The impairment was calculated by deducting the present value of the expected cash flows from the carrying value of the intangible assets.  Based on the results of these tests, the Company determined that the carrying values of goodwill and other intangible assets related to AppNet, the Technology Agreement with Covisint, and CommerceBid were not recoverable and therefore had suffered impairment. This assessment resulted in write-downs during the second quarter of 2001 of $1,098.9 million to record the amount by which the carrying amounts of the goodwill and other intangible assets related to AppNet and CommerceBid exceeded their respective fair values.  Further, an impairment write-down of $592.3 million was recorded in relation to the Technology Agreement with Covisint, and this amount was charged to cost of license fees.

5. INVESTMENTS AND OTHER ASSETS

Investments and other assets consists of the following (in thousands):

                                                            December 31,
                                                       ------------------------
                                                          2003         2002
                                                       -----------  -----------
Investment in Covisint............................... $        --  $     5,000
Note receivable - noncurrent.........................       2,000           --
Non-current prepaid rent.............................       2,356           --
Non-current prepaid software licenses................          --          308
Other................................................          --          715
                                                       -----------  -----------
                                                      $     4,356  $     6,023
                                                       ===========  ===========

The Company has made several investments in privately held companies and two publicly traded companies and has an investment in Covisint (Note 11). The Company owns less than a 5% interest in these companies and does not have a significant influence over these companies. Investments in publicly traded companies are carried at fair value, based on quoted market prices, with unrealized gains and losses recorded in equity. Investments in private companies are recorded at cost. These investments are periodically evaluated for declines in value that are considered other than temporary. During 2002, the Company recognized losses related to its investments. Due to the significant and enduring downturn in the technology sector of the economy, the Company felt that the related declines in value were other than temporary and recognized impairments on all of its investments. During 2002, the Company recorded an investment loss of $4.3 million related to the investment in Covisint. This loss was partially offset by an approximate $0.4 million gain from the sale of the investments in publicly traded companies.  As a result, the Company recorded total investment losses of approximately $3.9 million in 2002. During 2003, the Company recorded an investment loss of $5.0 million related to the investment in Covisint (as shown in table above). This loss was partially offset by an approximate $0.7 million gain from the sale of investments in publicly traded companies.  As a result, the Company recorded total investment losses of approximately $4.3 million to Interest income and other in the consolidated statement of operations in 2003.

On January 24, 2003, the Company executed the sale and license of certain assets and liabilities, including customer commitments, related to CommerceOne.net, the Company's marketplace services business consisting of auction services, subscription services, content services and hosting services, with eScout LLC, a privately held limited liability company.  In connection with the closing of this transaction, the Company received notes receivable with an aggregate face value of approximately $2.0 million, and the right to receive royalty payments over the four years following the closing of no more than $0.5 million in the aggregate.  Royalties received, if any, will be recognized by the Company in the period they are received. The note receivable bears a quarterly interest rate of 1.5% payable each quarter with full principal payment due on January 24, 2005. The note receivable collateralizes certain obligations of the Company to ComVest and DCC Ventures (See Note 7).

In December 2003, the Company entered into an agreement regarding its lease obligation with its San Francisco, California landlord. In this revised agreement, the Company forfeited approximately $1.7 million remaining on a $2.0 million letter of credit, paid $562,000 in cash and issued 500,000 shares of restricted stock in exchange for a reduced monthly rent obligation from $154,000 to $60,000 per month for the remaining term of the lease which expires in December 2007. The debt forgiveness, cash and stock payments are viewed as prepaid rent and are being amortized over the term of the lease. The current portion of prepaid rent totaling approximately $0.7 million is included in the Balance Sheet in Prepaid expenses and other current assets. The long-term portion amounts to approximately $2.4 million as included in the table above.

6. OTHER CURRENT LIABILITIES

Other accrued liabilities consist of the following (in thousands):

                                                            December 31,
                                                       ------------------------
                                                          2003         2002
                                                       -----------  -----------
Accrued restructuring costs:
  2003 Plans......................................... $     2,124  $        --
  2002 and prior Plans...............................         138       14,423
Income taxes payable.................................       1,429        4,688
Royalty, referral, and marketing commitment payable..          10        1,821
Accrued litigation costs.............................         375        1,040
Customer deposits....................................          97          157
Deferred rent........................................         109        2,578
Other................................................         917        5,290
                                                       -----------  -----------
Total other current liabilities...................... $     5,199  $    29,997
                                                       ===========  ===========

In January 2003, the Company adopted SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" for all restructuring plans initiated after December 31, 2002.  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized at fair value when the liability is incurred, not at the date of an entity's commitment to an exit plan as required under EITF Issue 94-3. Subsequent to initial recognition at fair value, restructuring liabilities are accreted to their estimated settlement amounts. Prior to January 1, 2003, the Company accounted for restructuring activities under EITF 94-3 and, as required under SFAS 146, continues to use EITF 94-3 to account for liabilities related to restructuring plans initiated prior to January 1, 2003. All restructuring charges have been reflected in "Restructuring costs and other" in the consolidated statement of operations.

2003 Restructuring Plans

The following table summarizes the activity related to restructuring plans initiated in 2003, and accounted for in accordance with FAS 146, for the twelve months ended December 31, 2003 (in thousands):

                                            Amounts       Amounts                    Accrued
                                           charged to   reversed to     Amounts     restructurin
                                          restructuring restructuring   paid or      costs at
                                           costs and     costs and      written     December 31,
                                             other         other          off          2003
                                          ------------  ------------  ------------  -----------
January 2003 Plan:
  Lease cancellations and commitments... $      5,588  $       (458) $     (4,316) $       814
  Termination payments to employees
   and related costs....................       12,189            --       (12,189)          --
                                          ------------  ------------  ------------  -----------
                                               17,777          (458)      (16,505)         814
                                          ------------  ------------  ------------  -----------
July 2003 Plan:
  Termination payments to employees
   and related costs....................          995            --          (995)          --
                                          ------------  ------------  ------------  -----------
                                                  995            --          (995)          --
                                          ------------  ------------  ------------  -----------
October 2003 Plan:
  Termination payments to employees
   and related costs....................        1,609            --          (197)       1,412
  Write-off on disposal of assets
   and related costs....................          348            --          (144)         204
                                          ------------  ------------  ------------  -----------
                                                1,957            --          (341)       1,616
                                          ------------  ------------  ------------  -----------
Total accrued restructuring charges..... $     20,729  $       (458) $    (17,841)       2,430
                                          ============  ============  ============
Less non-current accrued
  restructuring charges.................                                                  (306)
                                                                                    -----------
Accrued restructuring charges
  included within other accrued
  liabilities...........................                                           $     2,124
                                                                                    ===========

January 2003 Plan

In January 2003, management approved and began to implement a restructuring plan aimed at further reducing its operating expenses while continuing to align Commerce One's resources around its core product initiatives. This first quarter activity was intended to reduce the Company's headcount by approximately 430 employees and payroll related expenses by $53 million annually. As a result, approximately $12.2 million was accrued as a restructuring liability for the payments due to the 430 terminated employees. In addition, approximately $0.1 million was accrued in connection with the closure of the Company's offices in the UK during the first quarter of 2003. All employee termination activities and payments under this plan were completed by December 31, 2003.

In April 2003, in connection with the headcount reductions made under the January 2003 Plan, the Company ceased using and entered into an agreement to sublease a portion of its former corporate office facility in Pleasanton, California in an effort to decrease the Company's rent expense. The sublease had a term from January 2004 through February 2005. The amount of projected income provided for under the sublease was less than the lease payments due by the Company, and the Company recorded a $3.5 million charge to establish a liability for the fair value of this shortfall. This was subsequently accreted to $3.8 million during 2003. The Company also entered into an agreement to terminate its Cambridge, Massachusetts office lease agreement by paying $750,000 cash, and agreeing to make two additional cash payments of $375,000 each to be paid in September 2004 and September 2005, respectively. As a result, the Company recorded a $1.5 million charge to restructuring and established a restructuring liability for the additional cash payments.

In December 2003, Commerce One completed an agreement with its landlord for its former Pleasanton, California headquarters to terminate its lease agreement for these facilities. Pursuant to this agreement, Commerce One provided its landlord the following: 1) an initial cash payment of $1.5 million, 2) an interest-free promissory note in the principal amount of $2 million (discounted to $1.3 million) payable in 2005 (see Note 7), and 3) 1.7 million shares of common stock with a market value of $2.1million. Upon completion of this transaction, Commerce One has no further rental payment obligations for its former headquarters. Upon termination of the Pleasanton lease agreement, the Company applied the aggregate termination consideration of $4.9 million as payment and reduction of $3.3 million of the previously established Pleasanton facilities restructuring liability, and $1.6 million as payment and reduction of accrued Pleasanton lease liabilities. Additionally, the Company recorded a $0.5 reversal of the remaining Pleasanton lease restructuring reserves. In November 2003, the Company moved its operations from the Pleasanton facility to other locations in San Francisco and Santa Clara, California previously leased by the Company with significantly less square footage.

July 2003 Plan

In July 2003, management implemented further restructuring plans aimed at reducing operating expenses. This plan was intended to ultimately reduce the Company's headcount by 50 employees to approximately 250 employees by the fourth quarter of 2003 and reduce payroll related expenses by $6 million annually. The Company incurred approximately $1.0 million of additional restructuring charges in the third quarter related to these actions. Of this approximate $1.0 million accrual for payments due these approximate 50 terminated employees, approximately $0.7 million was attributable to employees in the US, approximately $70,000 was attributable to employees in the UK and approximately $0.2 million was attributable to employees in the Company's Germany location. Additionally, an approximate $123,000 was accrued in relation to the closure of the Company's French offices in the third quarter of 2003.

October 2003 Plan

In October 2003, the Company continued to rationalize its operating expenses by implementing additional restructuring initiatives. The initiatives mainly focused on reducing worldwide headcount to 116 employees by the end of the fourth quarter of 2003 and to reduce payroll related expenses by $10 million annually. As a result, the Company incurred additional restructuring charges in the fourth quarter of approximately $2.0 million related to these activities. Of this amount, approximately $1.6 million is attributable to payments due to the approximately 84 employees terminated under this October 2003 Plan. Approximately $1.2 million of the $1.6 million restructuring accrual for these terminated employees related to the liquidation of the French subsidiary. Approximately an additional $0.4 million related to an accrual for terminated employees in the US locations. The remaining employee termination accrual as of December 31, 2003 primarily relates to payments to be made in 2004 in accordance with applicable French laws governing termination payments to employees.

In connection with the October 2003 Plan, the Company incurred approximately $0.3 million in other restructuring charges as a result of liquidator fees for the French subsidiary.

The Company expects that the remaining liability of $1.6 million at December 31, 2003 for the October 2003 Plan will be paid in full by December 31, 2004.

In January 2004, the Company signed an agreement with the landlord of the office space it occupies in Austin, Texas. Under the agreement, the Company reduced its monthly base rent obligation, retroactive to November 1, 2003, extended the lease term and also assigned to the landlord its sublease with a subtenant who had occupied some of the Company's subleased space. In exchange, the landlord was permitted to draw down an existing letter of credit in the amount of approximately $500,000 and reclaimed a significant portion of the space under lease. The net result of the transaction was to reduce the Company's miminum lease obligation to this landlord by $0.2 million. However, the landlord also has the right to extend the lease for an additional 30 months upon its expiration in January 2006, subject to certain buyout rights of the Company.

2002 and Prior Restructuring Plans

The following tables summarize the activity related to the restructuring plans initiated prior to January 1, 2003, and accounted for in accordance with EITF 94-3 (in thousands):

                                            Amounts       Amounts                    Accrued
                                           charged to   reversed to     Amounts     restructuring
                                          restructuring restructuring   paid or      costs at
                                           costs and     costs and      written     December 31,
                                             other         other          off          2001
                                          ------------  ------------  ------------  -----------
Lease cancellations and commitments..... $     68,860  $         --  $    (17,971) $    50,889
Termination payments to employees
   and related costs....................       30,790            --       (26,275)       4,515
Write-off on disposal of assets
   and related costs....................       30,418        (4,321)      (25,657)         440
Costs associated with divestiture
   of certain businesses................          858            --          (858)          --
                                          ------------  ------------  ------------  -----------
Total restructure accrual and other..... $    130,926  $     (4,321) $    (70,761) $    55,844
                                          ============  ============  ============  ===========

                                         Accrued        Amounts       Amounts                  Accrued
                                       restructuring  charged to    reversed to    Amounts   restructuring
                                         costs at    restructuring  restructuring  paid or     costs at
                                       December 31,    costs and     costs and     written   December 31,
                                           2001          other         other         off         2002
                                       ------------  -------------  ------------  ---------  ------------
Lease cancellations and commitments.. $     50,889  $       4,600  $     (8,152) $ (12,593) $     34,744
Termination payments to employees
  and related costs..................        4,515         23,749          (193)   (26,558)        1,513
Write-off on disposal of assets
  and related costs..................          440          5,404          (161)    (5,570)          113
Reversal of restructuring cost in
  connection with sale of eGovernment           --             --        (2,300)     2,300            --
                                       ------------  -------------  ------------  ---------  ------------
Total restructure accrual and other.. $     55,844  $      33,753  $    (10,806) $ (42,421) $     36,370
                                       ============  =============  ============  =========  ============
Less non-current accrued
  restructuring charges..............                                                            (21,947)
                                                                                             ------------
Accrued restructuring charges
  included within other accrued
  liabilities........................                                                       $     14,423
                                                                                             ============

                                         Accrued        Amounts       Amounts                  Accrued
                                       restructuring  charged to    reversed to    Amounts   restructuring
                                         costs at    restructuring  restructuring  paid or     costs at
                                       December 31,    costs and     costs and     written   December 31,
                                           2002          other         other         off         2003
                                       ------------  -------------  ------------  ---------  ------------
Lease cancellations and commitments.. $     34,744  $          --  $    (13,788) $ (20,818) $        138
Termination payments to employees
  and related costs..................        1,513            800           (95)    (2,218)           --
Write-off on disposal of assets
  and related costs..................          113             --          (103)       (10)           --
                                       ------------  -------------  ------------  ---------  ------------
Total restructure accrual and other.. $     36,370  $         800  $    (13,986) $ (23,046) $        138
                                       ============  =============  ============  =========  ============

2001 Restructuring Activities

In 2001, the Company implemented restructuring plans to significantly reduce its annual operating expenses while realigning Commerce One's resources around its core product initiatives. The restructuring costs in 2001 were estimated at $126.6 million. Collectively, the 2001 costs were associated with the termination of approximately 2,070 employees to cover costs such as separation pay, outplacement services and benefit continuation and also the termination of certain office leases, the divestiture of certain parts of the Company's Global Services division, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by employees terminated. Facilities consolidated or closed were located in the United States, Europe and Asia. These offices were primarily responsible for the sale of software products, professional services or customer support. These lease related restructuring charges reflected the remaining contractual obligations under facility leases, net of anticipated sublease income from the date of facility abandonment to the end of the lease term. The Company continued to use certain facilities during the completion of the restructuring and continued to record monthly rent expense until the facilities were available for sub-lease or were abandoned.

2002 Restructuring Activities

In 2002, the Company incurred restructuring charges of approximately $4.6 million for facilities consolidated or closed in the United States, Europe and Asia.  These offices were responsible for the sale of software products, professional services or customer support.  These restructuring charges reflect the remaining contractual obligations under facility leases, net of anticipated sublease income from the date of facility abandonment to the end of the lease term.  In addition, the charges include $3.7 million of changes in management assumptions regarding sub-lease income.  Amounts reversed are mainly related to early lease settlement negotiations for certain leased properties resulting in a reversal of $5.7 million and changes in management assumptions regarding broker fees in connection with assumed sub-lease income resulting in a reversal of $1.3 million.  The Company continued to use certain facilities during the completion of the restructuring and continued to record monthly rent expense until the facilities were available for sub-lease or were abandoned.

In 2002, the Company incurred restructuring charges of approximately $23.7 million for the termination of approximately 900 employees to cover costs such as separation pay, outplacement services and benefit continuation.  The separation payments and termination benefits were accrued and charged to restructuring costs in the period that both the benefit amounts were determined and such amounts were communicated to the affected employees.  The employee reductions occurred in all areas of the Company. As of December 31, 2002, all of the employees had been notified and the majority of these terminations had been completed.

In 2002, the Company incurred restructuring charges of approximately $5.4 million related to the carrying values of equipment and leasehold improvements abandoned in connection with the restructuring.  Included in the assets disposed of and charged to restructuring costs are personal computers and equipment used by terminated employees, office equipment and leasehold improvements in connection with closure or consolidation of facilities and subsidiaries in the United States, Asia and Europe.

In 2002, the Company executed a stock purchase and sale agreement with Commerce One E-Government Solutions, Inc., a Delaware corporation and a wholly- owned subsidiary of the Company, and eGov Holdings, Inc., a Delaware corporation composed of former Company employees. In consideration for the sale of 100% of the outstanding common stock of Commerce One E-Government Solutions, Inc to eGov Holdings, Inc., the Company received cash consideration of approximately $8.4 million, and recorded a gain of approximately $2.3 million, which was recorded as a reversal of restructuring costs since Commerce One E-Government Solutions, Inc had been included in restructuring charges recorded in 2001.

2003 Restructuring Activities

In 2003, the Company incurred restructuring charges of approximately $0.8 million related to a change in management estimates related to employee termination benefits to be paid under restructuring plans adopted prior to January 1, 2003.

Restructuring charges reversed in the year ended December 31, 2003 resulted primarily from the settlement of various lease obligations as outlined below. In addition, there were minor reversals as a result of changes in management estimates relating to employee claims and the disposal price of equipment and other assets.

During the second quarter of 2003, the Company reached a number of settlement and restructuring agreements related to its real estate commitments in six U.S. locations. Pursuant to these agreements, the Company paid a total of approximately $9.8 million in cash and forfeited approximately $5.5 million under letters of credit in the second quarter. In addition, the Company issued a total of 2.3 million shares of restricted common stock valued at approximately $4.8 million to the landlords. These settlements were part of the restructuring plans initiated prior to January 1, 2003 accounted for in accordance with EITF 94-3, and resulted in reversals of the restructuring liability in the amount of approximately $13.8 million for the year ended December 31, 2003. The remaining approximate $0.1 million in restructuring liability related to restructuring plans initiated prior to January 1, 2003 are expected to be paid out during the year ended December 31, 2004.

7.  NOTES PAYABLE AND WARRANT LIABILITIES

Notes payable consist of the following (in thousands):

                                               December 31,
                                          ------------  ------------
                                              2003          2002
                                          ------------  ------------
Peoplesoft Note Payable, net of
   discount of $0.8 million............. $      1,270  $         --
ComVest/DCC Notes Payable, net of
   discount of $3.5 million.............        1,507            --
Note Payable to Silicon Valley Bank.....           --        25,000
                                          ------------  ------------
Total................................... $      2,777  $     25,000
                                          ============  ============

In December 2003, the Company completed an agreement with the Peoplesoft to pre-pay the total remaining $5.6 million rent obligation. Pursuant to this agreement, the Company paid Peoplesoft an initial cash payment of $1.5 million, an interest-free promissory note in the principal amount of approximately $2 million, and shares of restricted common stock with a market value of approximately $2.1 million based upon the issuance price. The approximate $2 million promissory note is due and payable in February 2005.

On December 31, 2003, the Company issued secured promissory notes in the aggregate principal amount of $5.0 million (the Notes) and warrants to purchase the Company's common stock (the Warrants) to ComVest and DCC for an aggregate purchase price of $5 million. The Notes bear interest at a rate varying from 6% to 10% over the term of the Notes, are due on March 31, 2005 or sooner upon the occurrence of certain events of default or other events, and are secured by certain assets related to our SRM business and notes payable to the Company by eScout LLC. The Warrants are exercisable to purchase an aggregate of 2,568,494 shares (the Warrant Shares) of the Company's common stock, at an exercise price of $0.0001 per share, for a period of one year following the financing. Up to 513,699 shares may be repurchased by the Company for a nominal amount if the Company repays the Notes on or before April 30, 2004 and other conditions are met. Upon an event of default, the Notes become convertible, subject to certain limitations, into shares of the Company's common stock at a conversion price based on the market value of the common stock at the time of the default. These events include a merger, a sale or change of control of the Company, the sale, transfer or disposition of all or substantially all of the Company's assets, the sale of the Company's SRM assets, its repayment of certain other indebtedness, and certain events of default.

The holders of the Notes and Warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission (SEC) to register the resale of the common stock issuable upon conversion of the Notes or the exercise of the Warrants. Under Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19), the ability to register stock is deemed to be outside of the Company's control. Accordingly, the fair value of the Warrants of $3.3 million has been recorded as an accrued warrant liability in the consolidated balance sheet at December 31, 2003, and was marked to market at the end of each quarter. The remaining proceeds from the $5 million note of $1.5 million are recorded as a discounted note payable at December 31, 2003, and will be amortized up to its stated principal amount using the effective interest rate method over the term of the note. As of December 31, 2003, Warrant liabilities consisted of $3.3 million related to ComVest and DCC Ventures warrants and $1.9 million related to BayStar warrants. (See Note 11).

On October 23, 2002, the Company executed a Loan and Security Agreement with Silicon Valley Bank for a credit facility of up to $25 million.  In the fourth quarter of 2002, Commerce One drew $25 million against the  credit facility.  During the third quarter of 2003, the Company voluntarily repaid this $25 million loan to Silicon Valley Bank, which reduced the Company's restricted cash balance by that amount. All amounts drawn by Commerce One pursuant to that loan agreement had been fully secured by a cash collateral account with Silicon Valley Bank and, as a result, the loan did not result in any net additional unencumbered cash to the Company. This repayment allowed the Company to save approximately $0.2 million in interest expense per quarter.

In October 2002, the Company repaid its loan from Microsoft Corporation in the principal amount of $19 million.  The Microsoft loan bore interest at 7% per annum, payable quarterly, and was secured with a $19 million cash collateral account.

8.  BUSINESS DIVESTITURES AND NOTES RECEIVABLE

During 2003, 2002 and 2001, the Company completed the divestiture of certain professional services divisions within its Global Services division.  These service divisions were initially acquired through the acquisition of AppNet in September 2000, and were divested through management buy-outs of the division.

In September 2003, the Company sold the software application package known as Xpress Solutions, including intellectual property and related software license agreements, to Computer Horizons Corporation (CHC) pursuant to an Asset Purchase Agreement (the Purchase Agreement). Pursuant to the terms of the Purchase Agreement, CHC paid the Company $566,000 in cash and assumed certain of the Company's liabilities, obligations and duties related to Xpress Solutions occurring on or after July 16, 2003. In addition, CHC agreed to pay the Company a royalty equal to twenty percent (20%) of all licensing fees received from third parties for rights to use Xpress Solutions, and intellectual property related thereto, until the aggregate amount of such royalty payments equals $500,000. Royalties received, if any, will be recognized by the Company in the period they are received. As a result of this transaction, Commerce One recorded a gain of approximately $0.5 million as other income in the third quarter of 2003.

On January 24, 2003, the Company executed the sale and license of certain assets, including approximately $1.0 million in customer accounts receivable, and liabilities, including customer commitments, related to CommerceOne.net, the Company's marketplace services business consisting of auction services, subscription services, content services and hosting services, to eScout LLC, a privately held limited liability company.  In connection with the closing of this transaction, the Company received notes receivable with an aggregate face value of approximately $2.0 million, and the right to receive royalty payments over the four years following the closing of no more than $0.5 million in the aggregate.  As a result of this sale, the Company recorded a loss of $0.2 million in Interest income and other in the consolidated statement of operations in 2003. Royalties received, if any, will be recognized by the Company in the period they are received. The note receivable bears a quarterly interest rate of 1.5% with payments due each quarter with the final payment due on January 24, 2005.  Fifteen percent (15%) of the aggregate purchase price was held in escrow until January 2004 as security for any claims related to a breach of the Company's representations, warranties and covenants.  During 2003 and 2002, the Company recognized service revenues totaling approximately $3.2 million and $11.8 million, respectively, from CommerceOne.net related services.  Subsequent to this sale, Commerce One no longer offers these services and therefore receives no future revenues related to these services.

On February 21, 2002, the Company executed a stock purchase and sale agreement with Commerce One E-Government Solutions, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, and eGov Holdings, Inc., a Delaware corporation composed of former Company employees.  In consideration for the sale of 100% of the outstanding common stock of Commerce One E-Government Solutions, Inc to eGov Holdings, Inc., the Company received cash consideration of approximately $8.4 million. As a result of this sale, the Company recorded a gain of approximately $2.3 million which has been reflected as a reduction of restructuring expense in 2002, since Commerce One E-Government Solutions, Inc had been included in restructuring charges recorded in 2001.

On January 9, 2002, the Company executed an asset sale agreement with Connective Commerce Company LLC, a Massachusetts limited liability company composed of former Commerce One employees.  In connection with this agreement, the Company received cash of approximately $2.4 million and a note receivable with a face value of approximately $4.0 million due on December 31, 2004, that bore a quarterly interest rate of 1.75%, receivable on a quarterly basis commencing September 30, 2002.  The Company did not recognize any gain or loss at the time of this sale. On October 15, 2002, the Company agreed with Connective Commerce to modify the note agreement to decrease the payments in 2003 and to forgive interest on the principal balance for 2003. Due to the renegotiation of the note and Connective Commerce's deteriorating financial condition, the Company determined that the value of the asset was significantly impaired and reduced the remaining value of the note to zero during the quarter ended December 31, 2002. The charge was taken as expense in the "General and administrative" section of the Consolidated Statement of Operations. In September 2003, the note, along with certain lease obligations of Connective Commerce to Commerce One, was renegotiated and a payment of approximately $0.6 million was received from Connective Commerce. As a result, the Company recognized approximately $0.3 million as other income in the Statement of Operations. Due to Connective Commerce's financial position, the Company has not recognized any asset in relation to the renegotiated payment schedule. Any future payments made by Connective Commerce, if any, will be recognized as other income when received.

In October 2001, the Company executed a stock transfer and asset sale with Edgar, Dunn & Company, Inc., (EDC) a company composed of former Commerce One employees.  In connection with this agreement the Company received a 10% minority interest in EDC and two notes receivable with face values totaling $1.3 million due by September 30, 2004. The notes bore an annual interest rate of 7.5%, receivable on a quarterly basis.  Subject to certain criteria, the Company also had the rights to an annual revenue share of 6% of the future revenues of EDC for the four-year period following the closing in October 2001. As a result of this sale, the Company recorded a loss of $0.7 million reflected in Restructuring costs and other in the consolidated statement of operations in 2001. In October 2003, the Company restructured the outstanding note receivable with EDC. The notes have been paid by EDC over time, and the remaining amount due as of September 30, 2003 was approximately $0.6 million. The Company agreed with EDC to accept a discount for early payment of the note and repurchase of the 10% minority interest in EDC for a total cash payment of $525,000, which was received in November 2003, in exchange for a full release of additional payment obligations.

In October 2001, the Company executed an asset sale to Beaconfire Consulting Inc., a company composed of former Commerce One employees.  In consideration of the assets sold, the Company received a note receivable with a face value of approximately $0.4 million due on September 30, 2006, that bore an annual interest rate of 8%, receivable on a quarterly basis.  Subject to certain criteria, the Company also had the right to receive a 4% and 4.5% annual share of future revenues of Beaconfire Consulting for the two and succeeding three years, respectively. As a result of this sale, the Company recorded a loss of $0.2 million reflected in Restructuring costs and other in the consolidated statement of operations in 2001. On December 3, 2003, the Company restructured its outstanding note receivable with Beaconfire. The Company agreed with Beaconfire to accept a discount for early payment on the note from them and it agreed to forgive them any future rights to receive its annual share of future Beaconfire revenues for a total cash payment of $215,000, which was received in December 2003, in exchange for a full release of additional payment obligations.

9. COMMITMENTS AND CONTINGENCIES

GUARANTEES

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN 45.

Under its bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2003.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

The Company's software license agreements also generally include a performance guarantee that the Company's software products will substantially operate as described in the applicable program documentation for a period of 90 days after delivery. The Company also generally warrants that services that the Company performs will be provided in a manner consistent with reasonably applicable industry standards. To date, the Company has not incurred any material costs associated with these warranties.

LEASE OBLIGATIONS

The Company leases its principal office facilities under non-cancelable operating leases with escalating rent. Rent expense amounted to $7.4 million, $16.5 million and $22.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum payments under operating leases at December 31, 2003 are as follows (in thousands):

                                               Operating
YEARS ENDING DECEMBER 31,                       Leases
---------------------------------------------  ---------
  2004....................................... $   2,110
  2005.......................................     1,526
  2006.......................................     1,382
  2007.......................................     1,322
  2008.......................................       187
Thereafter...................................        --
                                               ---------
Total Future Minimum Payments................ $   6,527
                                               =========

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

Securities Litigation

On June 19, 2001, a class-action securities claim, captioned Cameron v. Commerce One, Inc., et al., was filed against Commerce One, several company officers and directors (the Individual Defendants), and the three lead underwriters in the Commerce One initial public offering (IPO) in the United States District Court for the Southern District of New York. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 200 other companies. The lawsuits against Commerce One and other companies have been coordinated for pretrial purposes with these other related lawsuits and have been assigned the collective caption In re Initial Public Offering Securities Litigation.

On April 19, 2002, plaintiffs' lawyers for the coordinated lawsuits filed an amended complaint consisting of a set of "Master Allegations" and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants. The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 (Exchange Act), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) as a result of alleged conduct of the underwriters of the IPO to engage in a scheme to under price the IPO and then artificially inflate our stock price in the aftermarket. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001. On July 15, 2002, the issuer defendants and individual defendants filed an omnibus motion to dismiss addressing issues generally applicable to the defendants as a group.  On October 9, 2002, the district court entered an order dismissing all of the living individual Commerce One officers and directors from the case without prejudice. On February 16, 2003, the district court entered an order denying most of the defenses asserted by the defendants in the omnibus motion to dismiss and allowing most of the case to proceed. A proposal has been made for the settlement and release of claims against the issuer defendants, including Commerce One. Under the settlement proposal, the plaintiffs would dismiss the issuer defendants from the lawsuit (including Commerce One and named individual defendants) and continue to pursue their case against the underwriter defendants. In exchange for this dismissal, the D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1.0 billion. The Company's Board of Directors has approved Commerce One's participation in the settlement. The settlement remains subject to a number of conditions, including approval of the proposed settling parties and the court.  The Company has stated that if settlement does not occur, and litigation against Commerce One continues, it believes it has meritorious defenses and intends to defend the case vigorously.

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

Other Litigation

In December 2003, the Company entered into a settlement agreement with Covisint pursuant to which Covisint paid the Company $4,650,000. In connection with this agreement, the parties agreed that, as long as no bankruptcy event occurs prior to the expiration of a 92-day period (which began on January 2, 2004), Covisint's future payment obligations to the Company will terminate and the Company's existing technology agreement with Covisint will be cancelled. See the section above entitled "Settlement with Covisint".

10. RELATED PARTY TRANSACTIONS

The Company entered into a strategic relationship with SAP in 2000 to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications.  In connection with this agreement, the Company also entered into an equity relationship with SAP (See Note 11). This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party.  These products were primarily targeted at electronic marketplace customers. Historically, SAP was instrumental in assisting the Company with selling the jointly developed products to SAP's customer base.  From 2000 to 2002, SAP accounted for a significant portion of the Company's license revenue.  However, these royalty payments declined in the past two years with the decline of the market for electronic marketplace solutions.  In 2003, 2002 and 2001, SAP reported royalties to the Company of approximately $4.1 million, $26.1 million and $79.1 million, respectively, of which license revenues were approximately $0.4 million, $19.7 million and $68.3 million, respectively.

Over time, the relationship with SAP has changed and each company has phased out the jointly developed Enterprise Buyer procurement products and replaced such products with its own successor procurement products.  In addition, the market for the Marketset suite of products has declined substantially over the past two years with the decline in the electronic marketplace sector. In November 2003, SAP and Commerce One terminated the commercial relationship. As a result, the Company recognized only $0.4 million in license revenue from SAP in 2003 and does not expect to receive any license revenue in 2004 or thereafter.

Historically, the Company has also generated revenue from its relationship with SAP by providing technical customer support and maintenance services to joint customers. This revenue represented approximately 4% of the Company's support and maintenance revenues in 2001, 11% in 2002 and 13% in 2003. As a result of the termination of the SAP relationship in November 2003, the Company does not expect to receive revenues, if any, from SAP for technical support and maintenance in 2004 or thereafter.

During the years ended December 31, 2003, 2002 and 2001, the Company recognized revenues with Covisint, LLC (Covisint), a business-to-business electronic marketplace for the procurement of goods and services by automakers, their suppliers and others.  The Company holds a two percent equity interest in Covisint. In addition, the Company recently settled a payment dispute with Covisint and terminated the existing Technology Agreement with Covisint in December 2003, and received a total payment of $4,650,000 in January 2004 (See Note 11). In exchange for such payment, the Company entered into a new license agreement which licenses to Covisint certain software which had been licensed to it under the prior Technology Agreement.

During the years ended December 31, 2003 and 2002, the Company recognized revenue from transactions with NTT Corporation (NTT).  A member of the Company's Board of Directors currently serves as an executive of an NTT subsidiary.

Amounts included in the consolidated financial statements in connection with the related party transactions described above are as follows (in thousands):

                                                    Years Ended December 31,
                                               -------------------------------
                                                 2003       2002       2001
                                               ---------  ---------  ---------
Revenues:
    SAP...................................... $   4,068  $  26,149  $  79,111
    Covisint.................................     2,905      5,011     12,885
    NTT......................................       419        862      5,745
                                               ---------  ---------  ---------
    Total.................................... $   7,392  $  32,022  $  97,741
                                               =========  =========  =========
Professional consulting costs
  included within Cost of services:
    SAP...................................... $     149  $   2,237  $   1,367
                                               =========  =========  =========

                                                    December 31,
                                               --------------------
                                                 2003       2002
                                               ---------  ---------
Accounts receivable:
  SAP........................................ $      --  $      38
  Covisint (1)...............................     3,740      1,709
                                               ---------  ---------
  Total...................................... $   3,740  $   1,747
                                               =========  =========
Deferred revenue:
  SAP........................................ $      --  $  10,204
  NTT........................................       850        934
                                               ---------  ---------
  Total...................................... $     850  $  11,138
                                               =========  =========
Other current liabilities:
  SAP........................................ $      --  $     418
                                               ---------  ---------
  Total...................................... $      --  $     418
                                               =========  =========

(1) Includes $800,000 of unbilled accounts receivable as of December 31, 2002.

11. STOCKHOLDERS' EQUITY

As of December 31, 2003, the Company has authorized 300,000 shares of series A preferred stock, par value .0001 per share, none of which are issued and outstanding, 100,000 shares of series B preferred stock, par value .0001 per share, all of which are issued and outstanding, and 49,600,000 shares of undesignated preferred stock, none of which are issued and outstanding.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 10, 2003, the Company issued 100,000 shares of its Series B Preferred Stock, and five-year warrants to purchase 2,209,945 shares of its common stock, in exchange for $9.8 million in cash, net of issuance costs of $0.2 million. The Series B Preferred Stock is initially convertible into approximately 4,297,748 shares of our common stock at a conversion price of $2.3268 per share. The exercise price for the warrants is $2.715 per share and they were immediately exercisable upon issuance.

The holder of the Series B Preferred Stock and warrants has registration rights that require the Company to file and have declared effective and maintain the effectiveness of a registration statement with the SEC to register the resale of the common stock issuable upon conversion of the Series B Preferred Stock and the common stock issuable upon exercise of the warrants. In the event the Company is unable to cause the registration statement to be declared effective by January 6, 2004, cash penalties of $5,000 per day are due to the holder during the period commencing on January 7, 2004 and ending on the date the registration statement is declared effective by the SEC. Under EITF 00-19, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial fair value of the warrants of $3.6 million was recorded as an accrued warrant liability in the consolidated balance sheet, and will be marked to market at the end of each quarter. At December 31, 2003, the warrant liability was adjusted to its new fair value of $1.9 million as determined by the Company, resulting in a gain of $1.7 million, which has been reflected in the interest income and other, net, on the consolidated statement of operations (see Note 7).

The initial value attributed to the Series B Preferred Stock of $6.4 million represents a discount from its initial conversion value of $9.7 million. In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company has determined that the Series B Preferred Stock had a beneficial conversion feature of $3.3 million as of the date of issuance. The Company recorded this beneficial conversion feature as a deemed dividend upon issuance.

As described below, the holders of the Series B Preferred Stock may require the Company to redeem its shares upon certain events, including failure to cause a registration statement to be effective by April 5, 2004, at a redemption price equal to the greater of 120% of the original purchase price plus any accrued and unpaid dividends or the value of the Series B Preferred Stock on an as- converted-to-common stock basis. Since the Company has not yet been able to cause a registration statement to be declared effective, the Company determined, as of December 31, 2003, that it was probable that effectiveness would not be obtained prior to the deadline, and that the Series B Preferred Stock should be stated at its redemption value at December 31, 2003. Accordingly, the Company has recorded a deemed dividend charge of $6.3 million in order to accrete the Series B Preferred Stock to its $12,480,000 redemption value at December 31, 2003, which includes $400,000 of dividends accrued through December 31, 2003. (See Note 16).

The following is a summary of the rights of Series B Preferred Stock:

Dividends: The holders of the Series B Preferred Stock are entitled to cumulative dividends. For the first two years that the Series B Preferred Stock is outstanding, dividends accrue at 8% per annum and they are paid in kind by increasing the stated value of each share of Series B Preferred. After two years the dividends are payable in cash or in kind at our option, and the interest rate increases by 1% each calendar quarter up to a maximum of 14%.

Conversion: The holders of the Series B Preferred Stock may convert their shares into common stock at any time at the conversion price, subject to adjustment for stock splits, stock dividends, recapitalizations and the like. We may convert the Series B Preferred Stock into common stock beginning July 10, 2005 so long as: (i) our common stock is trading at $4.65 or more for 20 consecutive trading days and (ii) a set of additional conditions are met including: the continued effectiveness of a registration statement for the common stock issuable upon conversion of the Series B Preferred Stock and exercise of the warrants, continued listing of our common stock on the Nasdaq National Market or the Nasdaq SmallCap Market, compliance by us with procedures for delivery of share certificates upon the holders' prior requests to convert shares of Series B Preferred Stock or exercise their warrants and other conditions, all of which must have been met during the 90 day period before conversion is sought. No holder of Series B Preferred Stock may convert into our common stock or exercise warrants for our common stock if to do so would mean such holder would then own more than 4.99% of the Company's outstanding common stock.

Redemption: The holders of the Series B Preferred Stock may require the Company to redeem their shares upon a change of control (including a merger, acquisition or sale of all or substantially all of our assets) and if the Company defaults on certain obligations under the transaction documents including failure to cause the registration statement to be effective by April 5, 2004 and other events (similar to the additional conversion conditions described above), at a redemption price equal to the greater of 120% of the original purchase price plus any accrued and unpaid dividends or the value of the Series B Preferred Stock on an as-converted-to-common stock basis based on the closing bid price of our common stock on the day prior to the default or change of control. The Company may redeem the Series B Preferred Stock beginning July 10, 2005 for 120% of the purchase price for the Series B Preferred Stock plus dividends paid in kind and any accrued but unpaid dividends, subject to compliance with conditions similar to the conversion conditions described above. The Company may also redeem the Series B Preferred Stock at any time upon a change of control, at the greater of (i) 120% of the purchase price plus dividends paid in kind and any accrued but unpaid dividends and (ii) the closing bid price of the common stock issuable upon conversion of the Series B Preferred Stock on the day before the announcement of the change of control, subject to compliance with conditions similar to the additional conversion conditions described above.

Change of Control without Redemption: Upon a change of control in which the holders of the Series B Preferred Stock are not redeemed, the holders of the Series B Preferred Stock are entitled to receive a security from the acquiring entity that is substantially similar to the Series B Preferred Stock pursuant to a written agreement that is reasonably acceptable to the holders of the Series B Preferred Stock.

Voting Rights and Liquidation Preference: The holders of the Series B Preferred Stock are entitled to vote with the Company's common stock holders on an as converted to common stock basis, provided that, no single holder of Series B Preferred Stock may vote more than 4.99% of the Company's outstanding shares. The approval of a majority of the Series B Preferred Stock is required before the Company may issue any capital stock that is senior or pari passu to the Series B Preferred Stock or take other actions which adversely affect or impair the rights or relative priority of the holders of the Series B Preferred Stock relative the holders of the Company's common stock. The Series B Preferred Stock is senior to all of the Company's capital stock and it has a per share liquidation preference equal to the greater of (i) the initial purchase price plus any accrued and unpaid dividends and (ii) the value of the Series B Preferred Stock on an as converted to common stock basis based on the closing bid price of the Company's common stock on the day prior to the liquidation.

STRATEGIC RELATIONSHIP WITH SAP AG

On September 18, 2000, the Company entered into agreements with SAP AG to jointly develop and deliver the next generation of e-business marketplace solutions.  In connection with those agreements, the Company issued 505,955 shares of common stock to SAP AG for an aggregate purchase price of $250 million.

Subsequently, in 2001, the Company sold an additional 4,748,477 shares of its common stock to SAP for an aggregate purchase price of approximately $225 million.

In connection with the Company's issuance of common stock to SAP, the Company entered into various agreements that restrict SAP's ability to acquire more than 23% of the Company's outstanding common stock or otherwise attempt to acquire control of the Company, limit its transfer of the shares of common stock that it purchased from the Company and, in very limited ways, affect SAP's ability to vote its shares of the Company's stock.  The Company also granted SAP certain rights to require it to register the resale of its shares of the Company's common stock, certain pro rata rights to acquire additional shares of the Company's common stock and the right to have a designee appointed to the Company's board of directors or to send an observer to its board of directors meetings.  As of December 31, 2003, SAP has not exercised its right to have such a designee appointed, but has exercised its right to send an observer to the Company's board of directors meetings.

Certain of the transfer restrictions imposed upon SAP's ability to sell the Company's common stock expired upon the termination of the SAP relationship in November 2003 and most of the remaining transfer restrictions will terminate on June 28, 2004. The standstill restrictions imposed upon SAP, as well as their pro rata rights, will also terminate on June 28, 2004.

As of December 31, 2003, through its purchases from the Company and on the open market, SAP beneficially owned approximately 20% of the Company's outstanding common stock.

PREFERRED STOCK RIGHTS AGREEMENT

In March 2001, the Board of Directors of the Company approved a Preferred Stock Rights Agreement (the Rights Agreement). Under the Rights Agreement, Commerce One issued a dividend of one preferred share purchase right for each share of common stock of the Company held by stockholders of record as of the close of business on April 30, 2001. The rights trade with Commerce One's common stock. Each right entitles stockholders to purchase a fractional share of Commerce One's Preferred Stock for an exercise price of $700. However, the rights are not immediately exercisable and will generally become exercisable if a person or group acquires beneficial ownership of 15 percent or more of Commerce One's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of Commerce One's common stock. The rights will become exercisable by holders, other than an unsolicited third party acquirer, for shares of Commerce One or of the third party acquirer having a value of twice the right's then-current exercise price. The rights are redeemable by Commerce One and will expire on April 30, 2011. The Rights Agreement was not adopted in response to any effort to acquire control of the Company.

REORGANIZATION INTO A HOLDING COMPANY STRUCTURE

During 2001, the Company completed its reorganization into a holding company structure.  As part of the reorganization, the Stockholders of the "old" Commerce One (now the wholly-owned subsidiary Commerce One Operations, Inc.) became stockholders of the "new" Commerce One.

In December 2000, Commerce One Operations, Commerce One, Ford Motor Company (Ford), General Motors Corporation (GM), DaimlerChrysler AG, Renault S.A. and Nissan Motor Co., Ltd. entered into several agreements relating to the formation of Covisint, LLC ("Covisint"), a business-to-business electronic marketplace for procurement of goods and services by automakers, their suppliers and others. In connection with the formation of Covisint, under the terms of a Formation Agreement, Commerce One Operations agreed to undergo a corporate restructuring into a holding company.

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

On the completion of the reorganization, Commerce One received an aggregate two percent equity interest in Covisint. Upon the execution of the Formation Agreement, Commerce One issued 1.44 million shares of its common stock to Ford and 1.44 million shares of its common stock to GM.  Under the terms of the Formation Agreement, half of each of Ford's and GM's shares were held in escrow and were released to Ford and GM in December 2002.  GM has since sold all of its shares. Prior to the reorganization, the Board of Directors issued a dividend of one right under Commerce One's Preferred Stock Rights Agreement per share of common stock held by Ford and General Motors.

In addition, pursuant to a Standstill and Stock Restriction Agreement entered into between Commerce One, Commerce One Operations, Ford and GM, all of the shares of stock issued to Ford and GM were generally subject to transfer restrictions for three years subject to certain exceptions. Ford and GM also agreed to certain "standstill" restrictions that generally limited their ability to acquire individually more than 9.95%, or collectively more than 19.9%, of Commerce One's outstanding common stock for three years, and individually 12.5% and collectively 25% thereafter. In addition, for a period of three years, Ford and GM generally agreed to vote their shares in accordance with the recommendations of Commerce One's Board of Directors with respect to nominees to the Board of Directors and increases in Commerce One authorized capital stock and amendments to stock option plans and employee stock purchase plans approved by Commerce One's Board of Directors. These transfer restrictions and voting obligations terminated in December 2003. Under a Registration Rights Agreement entered into between Commerce One, Ford and GM, Ford and GM are entitled to registration rights generally beginning in December 2003, subject to certain exceptions.

STOCK OPTIONS

In 1997, the Company adopted the Commerce One 1997 Incentive Stock Option Plan, which was amended and restated in 1999 (the 1997 Plan).  In 1999, the Company adopted the 1999 Nonstatutory Stock Option Plan (the 1999 Plan). In connection with various acquisitions, the Company assumed the VEO and CommerceBid stock option plans in 1999, the Mergent and AppNet stock option plans in 2000 and the Exterprise stock option plan in 2001. The Company terminated all the assumed plans upon their assumption and no further options will be granted under them. As of December 31, 2003, the Company reserved an aggregate of 8,013,246 shares of common stock for issuance pursuant to all of its stock option plans.

All employees, including without limitation, independent contractors and directors, are eligible to receive awards under the 1997 Plan.  Options granted under the 1997 Plan may be either incentive stock options or non- qualified stock options. The exercise price of incentive stock options granted under the 1997 Plan may not be less than the fair market value of the shares of the Company's common stock on the date of grant. However, the administrator of the plan shall determine the exercise price of non-qualified stock options. The option holder may exercise unvested options and obtain shares of stock that are subject to a repurchase option by the Company at the original exercise price in the event of the employee's termination.

Options granted under the 1999 Plan may only be non-qualified stock options and the plan administrator determines the exercise price of the stock options.

Under the Company's 1999 Director Option Plan, 81,000 shares of common stock have been reserved for grants of stock options under such plan. As of December 31, 2003, options to purchase 72,000 shares have been granted.  No grants were made pursuant to this plan in 2002 or 2003.

In January 2004, the Company adopted the 2004 Inducement Plan (the 2004 Plan). Only new employees are eligible to receive awards under this plan, and options granted under the 2004 Plan may only be non-qualified stock options. The administrator of the plan determines the exercise price of the stock options.

The 1997 Plan, 1999 Plan and 2004 Plan are administered by the Board of Directors and/or the compensation committee of the Board of Directors.

A summary of the Company's stock option activity under all plans is set forth below:

                                                             Weighted-
                                                              average
                                                              Exercise
                                                 Number of     Price
                                                  Shares     Per Share
                                                -----------  ----------
Outstanding at December 31, 2000..............   4,591,122  $   354.90
         Granted..............................   4,896,003       44.30
         Exercised............................    (429,331)      16.20
         Canceled.............................  (3,684,763)     404.70
                                                -----------
Outstanding at December 31, 2001..............   5,373,031       58.90
         Granted and assumed..................   3,783,592        4.82
         Exercised............................    (215,382)      14.68
         Canceled.............................  (2,635,911)      57.42
                                                -----------
Outstanding at December 31, 2002..............   6,305,330       28.56
         Granted..............................   4,079,460        2.02
         Exercised............................    (140,791)       1.60
         Canceled.............................  (5,495,601)      19.52
                                                -----------
Outstanding at December 31, 2003..............   4,748,398  $    13.61
                                                ===========  ==========
Exercisable and vested at December 31,
 2003.........................................   2,001,027  $    24.69
                                                ===========  ==========
Outstanding shares of common stock subject
 to forfeiture at December 31, 2003...........      37,079
                                                ===========

                                                             Options Exercisable
                              Options Outstanding                and Vested
                     ------------------------------------  ----------------------
                                   Weighted-
                                    average    Weighted-               Weighted-
                                  Remainging    average                 average
      Range of                    Contractual   Exercise                Exercise
      Exercise                       Life        Price                   Price
       Prices          Number       (Years)    Per Share     Number    Per Share
  -----------------  -----------  -----------  ----------  ----------  ----------
 $   0.33 - 1.59        359,114          9.1  $     1.56     151,570  $     1.52
     1.63 - 1.63        707,500          9.2        1.63     294,789        1.63
     1.67 - 2.12        657,087          9.7        2.12      55,536        2.12
     2.14 - 2.71        835,177          9.4        2.67      40,908        2.28
     2.75 - 3.84        927,187          8.8        3.55     458,451        3.47
     3.90 - 28.10       614,519          7.6       15.20     513,297       16.27
    32.60 - 56.10       540,666          7.5       40.20     387,922       39.90
    58.40 - 701.88      106,790          6.5      231.08      98,196      232.19
 $ 746.25 - 746.25          358          6.3      746.25         358      746.25
                     -----------  -----------  ----------  ----------  ----------
                      4,748,398          6.8  $    13.61   2,001,027  $    24.69
                     ===========  ===========  ==========  ==========  ==========

RESTRICTED COMMON STOCK

In 2001, the Company issued 187,915 restricted shares of common stock to certain employees.  The shares of restricted common stock vest ratably over a two year period and are subject to forfeiture if an employee ceases employment prior to that time.  In 2002, 39,786 shares of restricted common stock were forfeited due to the cessation of employment by certain employees.  In 2003, the remaining 7,117 shares of unvested restricted stock were forfeited due to the cessation of employment by certain employees. As a result, as of December 31, 2003, no shares of restricted common stock were outstanding.

1999 EMPLOYEE STOCK PURCHASE PLAN

Under the 1999 Employee Stock Purchase Plan, ("ESPP Plan"), the Company issued 186,352 shares of common stock at a weighted average price of $2.16 per share, 358,760 shares of common stock at a weighted average price of $6.32 per share and 291,330 shares of common stock at a weighted average price of $40.00 per share, in 2003, 2002 and 2001, respectively.  As of December 31, 2003, 1,935,674 shares of common stock have been reserved for issuance under the ESPP Plan.  Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable two-year offering period or the last day of the applicable six month purchase period.

DEFERRED STOCK-BASED COMPENSATION

The Company did not record new deferred stock compensation in 2002 or 2003. During 2002, the deferred stock compensation recorded in relation to the restricted stock awards and options assumed in acquisitions in previous years was reduced by $3.0 million and $50.7 million, respectively, representing the deferred stock compensation recorded that was forfeited by employees upon termination of their employment. In the year ended December 31, 2001, the Company recorded deferred stock compensation of approximately $16.3 million representing the difference between the exercise price and the deemed fair value of restricted stock granted to employees and options assumed in connection with the acquisitions. These amounts were being amortized by charges to operations over the vesting periods of the individual stock options and restricted common stock awards. Such amortization amounted to approximately $3.4 million, $8.7 million and $98.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. In September 2003, the Board of Directors approved the acceleration of vesting of certain "out-of-the-money" employee stock options related to the prior acquisitions of Exterprise, Mergent and AppNet. As a result of the full vesting of these stock options, the Company does not expect to incur any future additional charge to stock compensation expense for deferred compensation related to these prior acquisitions.

WARRANTS

On July 10, 2003, the Company received a $10 million investment from BayStar. Under the terms of the Company's purchase agreement with BayStar, Commerce One issued 100,000 shares of its Series B Preferred Stock, and five-year warrants to purchase 2,209,945 shares of Commerce One common stock. The Series B Preferred Stock is initially convertible into approximately 4,297,748 shares of the Company's common stock at a conversion price of $2.3268 per share. The exercise price for the warrants is $2.715 per share.

On December 31, 2003, the Company issued secured promissory notes in the aggregate principal amount of $5.0 million and warrants to ComVest and DCC for an aggregate purchase price of $5,000,100. The Notes bear interest at a rate varying from 6% to 10% over the term of the Notes, are due on March 31, 2005 or sooner upon the occurrence of certain events of default or other events, and are secured by certain of the Company's assets. The Warrants are exercisable to purchase an aggregate of 2,568,494 shares of the Company's common stock, at an exercise price of $.0001 per share, for a period of one year following the financing. The Company may repurchase up to 513,699 shares if it repays the Notes on or before April 30, 2004 and other conditions are met. Upon an event of default, the Notes become convertible, subject to certain limitations, into shares of the Company's common stock at a conversion price based on the market value of the common stock at the time of the default. (See Note 7)

12. INCOME TAXES

The following is a geographical breakdown of consolidated loss before income taxes by income tax jurisdiction (in thousands):

                                                      Years Ended December 31,
                                                 ---------------------------------
                                                   2003       2002        2001
                                                 ---------  ---------  -----------
United States.................................. $ (61,410) $(589,572) $(2,626,787)
Foreign........................................     1,252         37       51,689
                                                 ---------  ---------  -----------
Total.......................................... $ (60,158) $(589,535) $(2,575,098)
                                                 =========  =========  ===========

There has been no provision for U.S. federal or state income taxes for any period as the Company has incurred operating losses in all periods. During the year ended December 31, 2003, the Company recorded a state income tax benefit of $1.5 million. During the years ended December 31, 2003, 2002 and 2001, the Company recorded a foreign income tax benefit of $0.9 million, and tax provisions of $0.3 million and $9.0 million, respectively. The tax benefits recorded in 2003 resulted from the Company's cessation of business in certain foreign jurisdictions, the business retraction in other foreign jurisdictions and the favorable settlement of certain state tax issues. The foreign income tax provisions recorded in 2002 and 2001 relate to taxes withheld from customer payments and remitted to foreign taxing jurisdictions on the Company's behalf and income taxes generated in certain foreign jurisdictions.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

                                                      Years Ended December 31,
                                                 ---------------------------------
                                                   2003       2002        2001
                                                 ---------  ---------  -----------
US federal tax benefit at statutory rate.......     (35.0)%    (35.0)%      (35.0)%
State..........................................      (6.4)%     (5.2)%       (5.2)%
Foreign........................................      (1.4)%      0.1%        0.3%
Acquisition related charges....................       8.7%     30.2%       30.0%
Other..........................................       1.8%       -- %         -- %
Valuation allowance............................      28.4%     10.0%       10.2%
                                                 ---------  ---------  -----------
Total..........................................      (3.9)%      0.1%        0.3%
                                                 =========  =========  ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                     December 31,
                                                 --------------------
                                                   2003       2002
                                                 ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards............. $ 419,729  $ 359,687
  Capitalized research and development.........    10,140     14,838
  Deferred revenue.............................     1,685      8,972
  Tax credit carryforwards.....................    13,017     13,155
  Accrued costs and expenses...................    (3,890)     7,609
                                                 ---------  ---------
Deferred tax assets............................   440,681    404,261
Less: valuation allowance......................  (440,059)  (400,298)
                                                 ---------  ---------
Total deferred tax assets......................       622      3,963
Deferred tax liabilities:
  Other identified intangibles.................      (622)    (3,963)
                                                 ---------  ---------
Total deferred tax liabilities.................      (622)    (3,963)
                                                 ---------  ---------
Net deferred tax assets........................ $      --  $      --
                                                 =========  =========

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $39.8 million, $100.4 million and $154.0 million during 2003, 2002 and 2001 respectively.

The tax benefits associated with employee stock options provide a deferred tax benefit of $0.6 million as of December 31, 2003, which has been fully offset by a valuation allowance and will be credited to additional paid-in capital when realized.

As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1.2 billion, which expire in the years 2009 through 2023. The Company also had net operating loss carryforwards for state income tax purposes of approximately $232.5 million, and other states of approximately $185.7 million, expiring in the years 2003 through 2023. In addition, the Company had federal and state tax credit carryforwards of approximately $8.8 million and $6.5 million, respectively, which expire in the years 2013 through 2023.

Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. Although the Company has not completed a determination of such ownership change limitations, management believes it is probable that net operating loss utilization will in fact be significantly limited due to these provisions.

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

14. REVENUE BY GEOGRAPHIC AREA

Revenue was derived from customers in the following geographic areas (in thousands):

                                                      Years Ended December 31,
                                                 ---------------------------------
                                                   2003       2002        2001
                                                 ---------  ---------  -----------
United States.................................. $  19,175  $  68,419  $   270,630
Europe, Middle East and Africa.................    12,742     30,805       83,361
Asia Pacific...................................     3,245      5,304       28,319
Other Americas.................................     1,076      1,001       26,259
                                                 ---------  ---------  -----------
                                                $  36,238  $ 105,529  $   408,569
                                                 =========  =========  ===========

15. BUSINESS COMBINATION

EXTERPRISE, INC.

Effective May 25, 2001, the Company acquired Exterprise, Inc. ("Exterprise"), a provider of platform solutions that enable the development and deployment of e-commerce applications.  The acquisition was structured as a common stock for common stock merger and has been accounted for as a purchase transaction.  The purchase consideration was approximately $66.3 million consisting of approximately 720,000 shares of common stock with a fair value of approximately $60.7 million, assumption of option to acquire approximately 25,800 shares of common stock with a fair value of $2.5 million and transaction costs of approximately $3.1 million.

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

The total purchase cost for the Exterprise acquisition has been allocated to the acquired assets and assumed liabilities based upon estimates of their fair value.  The following table depicts the total purchase cost and the allocation thereof (in thousands):

Cash........................................... $     554
Accounts receivable............................       106
Assumed liabilities............................    (6,103)
Deferred compensation..........................     2,181
Intangible assets:
  Assembled workforce..........................     3,508
  Purchased technology.........................     5,187
  Patents......................................     1,018
  Goodwill.....................................    55,307
                                                 ---------
Total intangible assets........................    65,020
Purchased in-process research and
  development charged to operations in 2001....     4,548
                                                 ---------
Total purchase cost............................ $  66,306
                                                 =========

In 2002, substantially all of the purchased intangibles were written off (See Note 4).

16. SUBSEQUENT EVENTS

On March 14, 2004, the Company completed a Consent and Agreement with the holder of the Series B Preferred Stock and related warrants to modify the holder's registration rights (see Note 11). The modification provides a 90-day extension to July 5, 2004, of the date upon which the holder can demand redemption in the event the Company is unable to have declared effective and maintain effectiveness of a registration statement with the SEC to register the resale of common stock issuable upon conversion of the Series B Preferred Stock and common stock issuable upon exercise of the warrants. Penalties for failure to cause the registration statement to be declared effective of $5,000 per day have also been waived through July 5, 2004. The Series B Preferred Stock is now redeemable at the option of the holder on July 5, 2004, in the event the Company is unable to cause the registration statement to be declared effective prior to that date. As consideration for this agreement, and in full satisfaction of related penalties of $375,000 incurred by the Company from January 2004 through date of the modification, the Company will pay the holder $200,000 on or before April 1, 2004, and issue the holder 500,000 unregistered shares of the Company's common stock with an value of $930,000 based on the price of the Company's common stock at the time the modification was completed. As a result, the Company will record a charge to common shareholders of $1.1 million in the three-month period ending March 31, 2004.

17. SELECTED QUARTERLY COMBINED FINANCIAL DATA (UNAUDITED)

A summary of the Company's quarterly financial results follows (in thousands, except per share data).

                                                YEAR ENDED DECEMBER 31, 2003
                                                       Quarter Ended
                                         -------------------------------------------
                                                               September   December
                                         March 31    June 30      30          31
                                                               (Restated)
                                         ---------  ---------  ---------  ----------
Total revenues......................... $  13,109  $   8,301  $   5,722  $    9,106
Total cost of licenses and services....     9,163      6,406     12,434       8,494
Loss from operations...................   (29,878)    (7,987)   (20,943)     (6,290)
Net loss applicable to
  common shareholders..................   (29,328)    (6,065)   (26,754)     (5,245)
Basic and diluted net loss per share...     (1.00)     (0.20)     (0.84)      (0.20)

                                                YEAR ENDED DECEMBER 31, 2002
                                                       Quarter Ended
                                         -------------------------------------------
                                                               September   December
                                         March 31    June 30      30          31
                                         ---------  ---------  ---------  ----------
Total revenues......................... $  31,755  $  27,837  $  26,423  $   19,514
Total cost of licenses and services....   174,476     21,950     17,337      46,876
Loss from operations...................  (213,481)   (62,696)   (36,585)   (281,455)
Net loss applicable to
  common shareholders..................  (211,681)   (62,333)   (36,341)   (279,482)
Basic and diluted net loss per share...     (7.36)     (2.15)     (1.25)      (9.57)

(1) This amount differs from the originally reported net loss of $24.4 million as a result of the Company's restatement to increase the recorded amount of deemed dividend on the preferred stock issued in connection with the BayStar financing. This deemed dividend was comprised of an embedded beneficial conversion feature and adjustment amortization of the discounted value initially assigned to the preferred stock to conversion value.

(2) This amount differs from the originally reported net loss per share of ($0.77).

On January 30, 2003, Commerce One announced that it had discovered that it had overstated the Company's stock compensation expense for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, resulting in a net loss for those periods that was less than previously reported.  The stock compensation expense for these periods was lower than previously reported by approximately $10.6 million in the third quarter of 2002, $8.8 million in the second quarter of 2002 and $8.9 million in the first quarter of 2002.  This overstatement related to non-cash stock compensation expenses for certain employees from prior acquisitions no longer employed with the Company, but for whom the Company continued to amortize the expense.  After adjusting the results in these quarters to correctly reflect the lower expense, the adjusted net loss on a GAAP basis for the third quarter of 2002 was reduced to $36.3 million or $1.25 per share, for the second quarter of 2002 was reduced to $62.3 million or $2.15 per share and for the first quarter of 2002 was reduced to $211.7 million or $7.36 per share.  The Company also discovered that it had overstated its deferred stock compensation expense for the fiscal years ended 2000 and 2001 by amounts that were immaterial to the financial results for those periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In October 2003, Ernst & Young LLP resigned as our independent accountant following the completion of its review of our Form 10-Q for the quarter ended September 30, 2003. Ernst & Young has indicated that it intends to continue to assist us as appropriate with our pending Registration Statement on Form S-3 (File No. 333-108144).

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

A copy of a letter from Ernst & Young addressed to the SEC indicating Ernst & Young's agreement with the above statements was filed as Exhibit 16.1 to a current report on Form 8-K filed with the SEC on October 20, 2003.

Subsequently, on December 10, 2003, the audit committee of our Board of Directors engaged BDO Seidman, LLP as our new independent accountant to audit our financial statements. BDO Seidman has not audited our financial statements in the two most recent fiscal years or any interim period. We did not consult with BDO Seidman regarding any accounting, auditing or financial reporting matters prior to engaging the firm to audit our financial statements.

In connection with our filing of a current report on Form 8-K filed with the SEC on December 17, 2003 announcing the engagement of BDO Seidman, we requested that BDO Seidman review the Form 8-K and provided BDO Seidman with the opportunity to furnish us with a letter addressed to the SEC containing any new information, clarification of our expression of its views, or the respects in which it did not agree with the statements made by us. BDO Seidman advised us that it had reviewed the Form 8-K filing and had no basis on which to submit such a letter.

ITEM 9A. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to identification of directors and officers is incorporated by reference from Commerce One's definitive Proxy Statement ("Proxy Statement") for the Annual Meeting of Stockholders currently scheduled to be held on May 26, 2004 under the captions "The Board" and "Executive Officers and Key Employees," respectively.

The information required by this item with respect to the information required under Item 405 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

The information concerning our Code of Business Conduct and Ethics required by this item is incorporated by reference from the Proxy Statement under the caption "Code of Business Conduct and Ethics".

The information concerning our audit committee and audit committee financial experts required by this item is incorporated by reference from the Proxy Statement under the caption "Board and Committee Meetings".

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference from the Proxy Statement under the captions "Security Ownership of Management and Principal Stockholders" and "Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated by reference from the Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference from the Proxy Statement under the caption "Principal Accountant Fees and Services".

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THE REPORT

1. FINANCIAL STATEMENTS

Our consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule of Commerce One for each of the years ended December 31, 2003, 2002 and 2001 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Commerce One.

Schedule II-Valuation and Qualifying Accounts

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
EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment, dated September 16, 2002 to Restated Certificate of Incorporation.
3.3(10)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(21)	Amended and Restated Preferred Stock Rights Agreement, dated as of December 31, 2003, between Commerce One, Inc., and Equiserve Trust Company, NA..
4.3(18)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(3)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(3)	Form of 1997 Incentive Stock Option Plan and form of agreements thereunder.
10.3(3)	Form of 1999 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(4)	1999 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.5(3)	Form of 1999 Director Option Plan and form of agreements thereunder.
10.6	2004 Inducement Plan.
10.7	2004 Inducement Plan - Notice of Grant of Stock Purchase Right.
10.8	2004 Inducement Plan - Stock Option Agreement.
10.9(18)	Registration Rights Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein (BayStar Capital II, L.P.).
10.10(18)	Securities Purchase Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein (BayStar Capital II, L.P.).
10.11(18)	Warrant to Purchase Common Stock, dated July 10, 2003.
10.12(21)	Note and Warrant Purchase Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, Commerce One, Inc., and Commerce One Operations, Inc.
10.13(21)	Senior Secured Non-Convertible Promissory Notes issued on December 31, 2003.
10.14(21)	Warrants to Purchase Common Stock, dated December 31, 2003.
10.15(21)	Security Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, Commerce One, Inc., and Commerce One Operations, Inc.
10.16(21)	Pledge Agreement, dated December 31, 2003, by and between ComVest Investment Partners II LLC and Commerce One Operations, Inc.
10.17(21)	Guaranty, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, and Commerce One Operations, Inc.
10.18(21)	Registration Rights Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, and Commerce One, Inc.
10.19(3)	Master Software License and Services Agreement between the Registrant and NTT Communications, dated April 16, 1999.
10.20(3)	Stock Purchase and Master Strategic Relationship Agreement between the Registrant and NTT Communications, dated June 1999.
10.21(5)	Amended and Restated Standstill and Stock Restriction Agreement by and among Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.22(5)	Investor Rights Agreement by and between Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.23(6)

Formation Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation, New Commerce One Holding, Inc. (solely for the purposes of Section 11.3 thereof) Daimler Chrysler AG and (solely for the purposes of section 2.4, 11.2 and 11.9 thereof) Covisint LLC.

10.24(6)	Standstill and Stock Restriction Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.25(6)	Registration Rights Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.26(20)	Settlement Agreement dated December 30, 2003 by and between CVX Holdco LLC, Commerce One Operations, Inc., Commerce One, Inc. and Covisint LLC.
10.27(20)	Covisint Master Software License Agreement.
10.28(9)	Strategic Alliance Agreement dated September 18, 2000 by and between Commerce One, Inc., SAP and SAP Markets, Inc.
10.29(10)	Strategic Alliance Agreement Amendment No. 2, dated April 10, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.30(10)	Strategic Alliance Agreement Amendment No. 3, dated June 29, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.31(12)	Strategic Alliance Agreement Amendment No. 4, effective as of January 1, 2002 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.32(14)	Strategic Alliance Agreement Amendment No. 5, effective as of December 20, 2002, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.33(15)*	Strategic Alliance Agreement Amendment No. 6, effective as of November 13, 2003, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.34(8)	Form of Change of Control Severance Agreement.
10.35(8)	Form of Amendment No. 1 to Change of Control Severance Agreement.
10.36(11)	Employee Loan Agreement between Commerce One, Inc., and Dennis H. Jones, dated August 22, 2001.
10.37(13)	Separation Agreement by and between Commerce One Operations, Inc. and Dennis H. Jones, dated June 20, 2002.
10.38(19)

Eighth Amendment to Sublease, dated October 1, 2003 by and between Commerce One Operations, Inc., Commerce One, Inc. and PeopleSoft, Inc. and executed November 10, 2003 by Commerce One and November 21, 2003 by PeopleSoft.

10.39	Addendum to Eight Amendment to Sublease, dated October 1, 2003 by and between Commerce One Operations, Inc, Commerce One, Inc. and PeopleSoft, Inc. and executed November 10, 2003.
10.40	Promissory Note between Commerce One, Inc. and PeopleSoft, Inc. executed December 31, 2003.
10.41 (22)	Consent and Amendment Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
10.42 (22)	Registration Rights Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
21.1	List of Subsidiaries of Registrant.
23.1	Consent of BDO Seidman, LLP, Independent Auditors.
23.2	Consent of Ernst and Young, LLP, Independent Auditors.
24.1	Power of Attorney (see signature page)
31.1	Certification of the Chief Executive Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

(1)	Incorporated by reference to Commerce One's Form 8-A (File No. 000-32979) filed on July 11, 2001.

(2)	Incorporated by reference to Commerce One's Form 8-K (File No. 000-32979) filed on September 19, 2002.

(3)	Incorporated by reference to Commerce One's Registration Statement of Form S-1 (File No. 333-76987), declared effective July 1, 1999.

(4)	Incorporated by reference to Commerce One's Form S-8 (File No. 333-33328), filed on March 27, 2000.

(5)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 333-58558), filed on July 10, 2001.

(6)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on December 29, 2000.

(7)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on August 14, 2000.

(8)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-26453), filed on April 2, 2001.

(9)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 14, 2000.

(10)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2001.

(11)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2001.

(12)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-32979), filed April 1, 2002.

(13)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2002.

(14)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-32979), filed March 31, 2003.

(15)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on May 15, 2003.

(16)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2003.

(17)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2003.

(18)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2003.

(19)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on December 17, 2003.

(20)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 6, 2004.

(21)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 8, 2004.

(22)	Incorporated by reference to Commerce One's Current Report on Form 8-K filed on March 16, 2004.

*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

(b)	REPORTS ON FORM 8-K

Reports on Form 8-K were filed on October 20, 2003 and December 17, 2003. We furnished to the SEC reports on Form 8-K on October 3, 2003 and October 31, 2003. The October 20, 2003 Form 8-K was for the purpose of announcing the resignation of Ernst and Young as our independent accountant. The December 17, 2003 Form 8-K was for the purpose of announcing the engagement of BDO Seidman as our new independent accountant and our agreement with our former Pleasanton, California landlord to pre-pay our remaining $5.6 million rent obligation. The October 3, 2003 Form 8-K was for the purpose of furnishing the press release updating our financial guidance for the quarter ended September 30, 2003 and our commitment to ongoing cost-cutting measures. The October 31, 2003 Form 8-K was for the purpose of furnishing the press release announcing our results for the quarter ended September 30, 2003.

(c)	EXHIBITS

See Item 15(a)(3), above.

(d)	FINANCIAL STATEMENT SCHEDULES

See Item 15(a)(2), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2004

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

Signature	Title	Date

/s/ MARK B. HOFFMAN	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 19, 2004
Mark B. Hoffman

/s/ CHARLES BOYNTON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2004
Charles Boynton

/s/ JOHN V. BALEN	Director	March 19, 2004
John V. Balen

/s/ KENNETH C. GARDNER	Director	March 19, 2004
Kenneth C. Gardner

/s/ STEWART SCHUSTER	Director	March 19, 2004
Stewart Schuster

/s/ IRV LICHTENWALD	Director	March 19, 2004
Irv Lichtenwald

/s/ TOSHIMUNE OKIHARA	Director	March 19, 2004
Toshimune Okihara

/s/ JACK ACOSTA	Director	March 19, 2004
Jack Acosta

/s/ ALEX S. VIEUX	Director	March 19, 2004
Alex S. Vieux

COMMERCE ONE, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

ACCOUNTS RECEIVABLE ALLOWANCES - (in thousands)

Allowance for Doubtful Accounts:               Charged
                                              (Released)                Balances
                                 Balances at   to Costs                    at
                                  Beginning      and      (Deductions)   End of
                                  of Period    Expenses   Recoveries     Period
                                 -----------  ----------  -----------  ----------
Year ended December 31, 2001... $     2,740  $   32,924  $   (21,880) $   13,784
                                 ===========  ==========  ===========  ==========
Year ended December 31, 2002... $    13,784  $   (5,454) $    (5,862) $    2,468
                                 ===========  ==========  ===========  ==========
Year ended December 31, 2003... $     2,468  $   (2,723) $     1,103  $      848
                                 ===========  ==========  ===========  ==========

Allowance for Product and Service Returns:
                                                                        Balances
                                 Balances at   Charged                     at
                                  Beginning   (Released)  (Deductions)   End of
                                  of Period   to Revenues Recoveries     Period
                                 -----------  ----------  -----------  ----------
Year ended December 31, 2001... $       500  $    7,807  $    (5,014) $    3,293
                                 ===========  ==========  ===========  ==========
Year ended December 31, 2002... $     3,293  $      222  $    (2,479) $    1,036
                                 ===========  ==========  ===========  ==========
Year ended December 31, 2003... $     1,036  $   (1,162) $       304  $      178
                                 ===========  ==========  ===========  ==========

Allowance for License Performance Claims:
                                               Charged                  Balances
                                 Balances at  (Released)                   at
                                  Beginning    to Costs                  End of
                                  of Period   of Revenues Deductions     Period
                                 -----------  ----------  -----------  ----------
Year ended December 31, 2001... $       --   $    7,000  $       --   $    7,000
                                 ===========  ==========  ===========  ==========
Year ended December 31, 2002... $     7,000  $     (701) $    (3,802) $    2,497
                                 ===========  ==========  ===========  ==========
Year ended December 31, 2003... $     2,497  $      --   $    (2,497) $      --
                                 ===========  ==========  ===========  ==========

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment, dated September 16, 2002 to Restated Certificate of Incorporation.
3.3(10)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(21)	Amended and Restated Preferred Stock Rights Agreement, dated as of December 31, 2003, between Commerce One, Inc., and Equiserve Trust Company, NA..
4.3(18)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(3)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(3)	Form of 1997 Incentive Stock Option Plan and form of agreements thereunder.
10.3(3)	Form of 1999 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(4)	1999 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.5(3)	Form of 1999 Director Option Plan and form of agreements thereunder.
10.6	2004 Inducement Plan.
10.7	2004 Inducement Plan - Notice of Grant of Stock Purchase Right.
10.8	2004 Inducement Plan - Stock Option Agreement.
10.9(18)	Registration Rights Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein (BayStar Capital II, L.P.).
10.10(18)	Securities Purchase Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein (BayStar Capital II, L.P.).
10.11(18)	Warrant to Purchase Common Stock, dated July 10, 2003.
10.12(21)	Note and Warrant Purchase Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, Commerce One, Inc., and Commerce One Operations, Inc.
10.13(21)	Senior Secured Non-Convertible Promissory Notes issued on December 31, 2003.
10.14(21)	Warrants to Purchase Common Stock, dated December 31, 2003.
10.15(21)	Security Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, Commerce One, Inc., and Commerce One Operations, Inc.
10.16(21)	Pledge Agreement, dated December 31, 2003, by and between ComVest Investment Partners II LLC and Commerce One Operations, Inc.
10.17(21)	Guaranty, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, and Commerce One Operations, Inc.
10.18(21)	Registration Rights Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, and Commerce One, Inc.
10.19(3)	Master Software License and Services Agreement between the Registrant and NTT Communications, dated April 16, 1999.
10.20(3)	Stock Purchase and Master Strategic Relationship Agreement between the Registrant and NTT Communications, dated June 1999.
10.21(5)	Amended and Restated Standstill and Stock Restriction Agreement by and among Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.22(5)	Investor Rights Agreement by and between Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.23(6)

Formation Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation, New Commerce One Holding, Inc. (solely for the purposes of Section 11.3 thereof) Daimler Chrysler AG and (solely for the purposes of section 2.4, 11.2 and 11.9 thereof) Covisint LLC.

10.24(6)	Standstill and Stock Restriction Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.25(6)	Registration Rights Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.26(20)	Settlement Agreement dated December 30, 2003 by and between CVX Holdco LLC, Commerce One Operations, Inc., Commerce One, Inc. and Covisint LLC.
10.27(20)	Covisint Master Software License Agreement.
10.28(9)	Strategic Alliance Agreement dated September 18, 2000 by and between Commerce One, Inc., SAP and SAP Markets, Inc.
10.29(10)	Strategic Alliance Agreement Amendment No. 2, dated April 10, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.30(10)	Strategic Alliance Agreement Amendment No. 3, dated June 29, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.31(12)	Strategic Alliance Agreement Amendment No. 4, effective as of January 1, 2002 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.32(14)	Strategic Alliance Agreement Amendment No. 5, effective as of December 20, 2002, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.33(15)*	Strategic Alliance Agreement Amendment No. 6, effective as of November 13, 2003, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.34(8)	Form of Change of Control Severance Agreement.
10.35(8)	Form of Amendment No. 1 to Change of Control Severance Agreement.
10.36(11)	Employee Loan Agreement between Commerce One, Inc., and Dennis H. Jones, dated August 22, 2001.
10.37(13)	Separation Agreement by and between Commerce One Operations, Inc. and Dennis H. Jones, dated June 20, 2002.
10.38(19)

Eighth Amendment to Sublease, dated October 1, 2003 by and between Commerce One Operations, Inc., Commerce One, Inc. and PeopleSoft, Inc. and executed November 10, 2003 by Commerce One and November 21, 2003 by PeopleSoft.

10.39	Addendum to Eight Amendment to Sublease, dated October 1, 2003 by and between Commerce One Operations, Inc, Commerce One, Inc. and PeopleSoft, Inc. and executed November 10, 2003.
10.40	Promissory Note between Commerce One, Inc. and PeopleSoft, Inc. executed December 31, 2003.
10.41 (22)	Consent and Amendment Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
10.42 (22)	Registration Rights Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
21.1	List of Subsidiaries of Registrant.
23.1	Consent of BDO Seidman, LLP, Independent Auditors.
23.2	Consent of Ernst and Young, LLP, Independent Auditors.
24.1	Power of Attorney (see signature page)
31.1	Certification of the Chief Executive Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

(1)	Incorporated by reference to Commerce One's Form 8-A (File No. 000-32979) filed on July 11, 2001.

(2)	Incorporated by reference to Commerce One's Form 8-K (File No. 000-32979) filed on September 19, 2002.

(3)	Incorporated by reference to Commerce One's Registration Statement of Form S-1 (File No. 333-76987), declared effective July 1, 1999.

(4)	Incorporated by reference to Commerce One's Form S-8 (File No. 333-33328), filed on March 27, 2000.

(5)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 333-58558), filed on July 10, 2001.

(6)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on December 29, 2000.

(7)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on August 14, 2000.

(8)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-26453), filed on April 2, 2001.

(9)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 14, 2000.

(10)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2001.

(11)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2001.

(12)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-32979), filed April 1, 2002.

(13)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2002.

(14)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-32979), filed March 31, 2003.

(15)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on May 15, 2003.

(16)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2003.

(17)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2003.

(18)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2003.

(19)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on December 17, 2003.

(20)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 6, 2004.

(21)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 8, 2004.

(22)	Incorporated by reference to Commerce One's Current Report on Form 8-K filed on March 16, 2004.

*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.