Form 10-K/A
period 2003-12-31
COMMERCE ONE INC / DE/
filed 2004-04-29
CIK 1131806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

As of April 15, 2004, there were 36,661,038 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is being filed in order to submit the information required to be included in Part III thereof within the period required by General Instruction G(3) to Form 10-K. The Registrant will also include this information in its proxy statement for its 2004 Annual Meeting of Stockholders. Additionally, this Amendment No. 1 is being filed to amend the exhibit index previously provided in Part IV, Item 15(a)(3) and following the signature page thereof.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following sets forth certain biographical information regarding each of our Directors and Executive Officers as of April 15, 2004.

Directors
Name	Age	Position with the Company	Director Since
Mark B. Hoffman	57	Chairman, Chief Executive Officer & President	December 1996
Jack Acosta	56	Director	October 2002
John Balen	43	Director	December 1996
Kenneth C. Gardner	53	Director	September 1996
Irv Lichtenwald	48	Director	January 2003
Toshimune Okihara	49	Director	July 2001
Stewart Schuster	58	Director	April 2003
Alex Vieux	46	Director	January 2002

Mark B. Hoffman has served as the Chairman and Chief Executive Officer of Commerce One since 1996 and also holds the position of President. Prior to joining Commerce One, Mr. Hoffman was President, Chief Executive Officer and Chairman of Sybase, Inc., which he co-founded in 1984. Mr. Hoffman's experience before founding Sybase includes management positions at Britton Lee, a manufacturer of database machines, and at Amdahl Corporation. Mr. Hoffman currently serves on the board of directors of Intraware, Inc. He earned a B.S. in Engineering from the U. S. Military Academy at West Point and an M.B.A. from the University of Arizona.

Jack Acosta has served as a member of the Commerce One Board of Directors since October 2002. Mr. Acosta retired in September 2001 from Portal Software, Inc., where he had served as Chief Financial Officer, Vice President, Finance and Secretary since February 1999. From July 1996 to January 1999, Mr. Acosta served as Executive Vice President and Chief Financial Officer for Sybase, Inc. From December 1994 until July 1996, Mr. Acosta served as Vice President, Engineering Services, Integration and Business Management of Sybase. From March 1993 until December 1994, he served as President, Chief Operating Officer and a Director of Tanon Manufacturing, Inc., a manufacturing and engineering-services company. Prior to March 1993, Mr. Acosta held various positions at Ungermann-Bass Inc., Atari, Inc., Diablo Systems, Inc. and Ford Motor Company. In addition to being on the Board of Directors for Commerce One, Mr. Acosta also serves as a director of Sumtotal, Inc. (formerly Docent, Inc.), a publicly traded software company. Mr. Acosta earned a B.S. in Industrial Relations and a Master's degree in Management Sciences from California State University at Hayward.

John V. Balen has served as a member of the Commerce One Board of Directors since December 1996. In 1995, Mr. Balen joined Canaan Partners, a national venture capital investment firm, where he is currently a general partner. From June 1985 to June 1995, Mr. Balen served as a managing director of Horsley Bridge Partners, a private equity investment management firm. Mr. Balen currently serves on the board of directors of Intraware, Inc. and several privately held companies. Mr. Balen earned a B.S. in Electrical Engineering and an M.B.A. from Cornell University.

Kenneth C. Gardner has served as a member of the Commerce One Board of Directors since September 1996. Mr. Gardner has served as Chairman and Chief Executive Officer of Iteration Software, Inc. since February 2002. Previously, Mr. Gardner founded Sagent Technology, Inc. in June of 1995, serving as the Chief Executive Officer and President until August 2000, and Chairman of the Board until December 2001. Prior to his tenure at Sagent, Mr. Gardner served as Vice President of Products at Borland International from April 1994 to June 1995. Mr. Gardner earned a B.S. in Finance from the University of Louisville.

Irv H. Lichtenwald has served as a member of the Commerce One Board of Directors since January 2003. Mr. Lichtenwald retired in March 2003 as the Chief Financial Officer of Advent Software, Inc., a position he had held since March 1995. From February 1984 to March 1995, Mr. Lichtenwald served as Chief Financial Officer of Trinzic Corporation, a computer software developer, and its predecessor Aion Corporation. From February 1982 to February 1984, he served as controller of Visicorp, a computer software developer. Mr. Lichtenwald also serves as a director for Sagent Technology, Inc. Mr. Lichtenwald earned an M.B.A. from the University of Chicago and a B.B.A from Saginaw Valley State College.

Toshimune Okihara has served as a member of the Commerce One Board of Directors since July 2001. Mr. Okihara has served as the Executive Manager at NTT Communications Corporation's Solution Business Division, Manufacturing & Supply Chain Sales Department, since October 2001. NTT Communications provides domestic and international telecommunications services. From July 2000 to October 2001, Mr. Okihara served as the Executive Manager of NTT's Solution Business Division, Information Sharing Business Sales Department. From July 1999 to July 2000, he worked as the Senior Manager of that same division. Mr. Okihara was the Senior Manager in the System Engineering Department of NTT from August 1993 to July 1999, and he began his career at NTT in 1991 when he joined the organization as the Senior Manager of the NTT Kansai Branch, General Affairs Department. From 1979 through 1991, Mr. Okihara worked for Nippon Telegraph and Telephone Corporation in various positions, including Head Engineer. He earned a B.S. in Electrical Engineering and a M.S. degree in System Engineering from Hiroshima University in Japan.

Stewart Schuster has served as a member of the Commerce One Board of Directors since April 2003. Mr. Schuster has been a general partner at Novus Ventures, a venture capital firm, since May 2002. He also has served as a venture partner at Brentwood Venture Capital since December 1995, specializing in enterprise software. Prior to joining Brentwood Capital, Mr. Schuster was Vice President and then Executive Vice President of marketing at Sybase, Inc. from August 1986 to July 1995. Prior to 1986, Mr. Schuster held executive positions at Ingres and Panoramic, and technical and marketing-management positions at Tandem Computers and Intel. Mr. Schuster earned his Bachelor's degree in Applied Mathematics and Computer Science from Washington University, St. Louis and a Master's in Mathematics and a Ph.D. in Computer Science from the University of Illinois, Champaign-Urbana.

Alex S. Vieux has served as a member of the Commerce One Board of Directors since January 2002. Mr. Vieux is the founder of DASAR, an international technology company, where he has been Chairman and Chief Executive Officer since 1990. In 1985, he took a position as the U.S. business correspondent for the French daily, Le Monde, and has authored more than 300 articles profiling the high-tech industry in Silicon Valley. Mr. Vieux started his career at Andersen Consulting (now Accenture), implementing information systems from December 1982 to September 1985. As an entrepreneur, Mr. Vieux co-founded CATS Software and Renaissance Software, firms focusing on the banking industry. Mr. Vieux is a director of several international public companies, including Computer Associates International, Inc., BVRP Software Group, Check Point Software Technologies, Ltd., Korea Thrunet Co. Ltd., Daum Communications Corp., and Madge Networks N.V. He is a graduate of the Institute d'Etudes Politiques and the French business school HEC and earned a law degree from the Universite de Paris and an M.B.A. from Stanford University, where he was a Fulbright Scholar.

Executive Officers and Other Key Employees

The following persons were executive officers or key employees of Commerce One as of April 15, 2004:

Name	Age	Position with the Company
Mark B. Hoffman	57	Chairman, Chief Executive Officer & President
Wain Beard	47	Senior Vice President, Worldwide Sales
Charles Boynton	36	Senior Vice President, Chief Financial Officer
Beth A. Frensilli	37	Senior Vice President, General Counsel & Secretary
Todd Hagen	44	Chief Financial Officer Elect (will become interim CFO as of May 15, 2004)
Meichun Hsu	49	Senior Vice President, Engineering
Ed Mueller	46	Senior Vice President, Marketing
Mark Pecoraro	40	General Manager and Senior Vice President, SRM

Wain Beard is Senior Vice President of Worldwide Sales, joining Commerce One in February 2004. Mr. Beard was previously with Sybase, Inc. from October 2001 through February 2004, serving as Senior Vice President and General Manager of the America's, and from August 1987 through February 2000 in various positions including Vice President and General Manager of Intercontinental Operations from 1995-2000. Mr. Beard also served as Vice President of Intercontinental Sales for Riversoft, Inc. from February 2001 to August 2001, Vice President of Worldwide Sales for Net Acumen from July 2000 through February 2001, and as Vice President, International Sales for Versata, Inc. from February 2000 through May 2000. Mr. Beard's previous experience includes serving as a district manager for Oracle Corporation from June 1986 to July 1987 and performing various sales and marketing positions at IBM from 1986 to 1989. Mr. Beard earned a B.S. in Business Administration from the University of San Francisco.

Charles Boynton joined Commerce One in November 1999 as the Director of Financial Planning and Analysis. He was promoted to Corporate Controller and Vice President of Finance in 2001, and became Chief Financial Officer in June 2002. Prior to joining Commerce One, Mr. Boynton held a number of senior finance positions at Kraft Foods, Inc. from 1995 to 1998. Prior to his tenure at Kraft Foods, Inc., Mr. Boynton's experience included management positions in the technology practice at Grant Thornton from 1991 to 1995. Mr. Boynton is a certified public accountant and earned an M.B.A. from Northwestern University's Kellogg School of Management as well as a Bachelor's degree in Accounting from Indiana University's Kelley School of Business. Mr. Boynton will be leaving Commerce One on May 15, 2004.

Beth A. Frensilli joined Commerce One in August 2001 as Senior Vice President, General Counsel and Secretary. Ms. Frensilli joined Commerce One after serving as Vice President & General Counsel of Scient, an e-business consulting services company, where she was in charge of the company's global legal operations from February 1999 until joining Commerce One. Prior to Scient, she was an attorney in private practice with several law firms, including Gunderson Dettmer Stough Franklin Villeneuve & Hachigian and Hancock, Rothert & Bunshoft. Ms. Frensilli received her J.D. degree in 1991 from George Washington University National Law Center in Washington, D.C., where she graduated as a member of the Order of the Coif and was a member of the George Washington University National Law Center Law Review.

Todd Hagen will act as our interim Chief Financial Officer as of May 15, 2004 while we conduct our search for a permanent successor to Charles Boynton, who will be leaving on May 15, 2004. Mr. Hagen has been a Consulting Chief Financial Officer with the Financial Services Division of David Powell Inc. since September 2001. Previously, Mr. Hagen was Chief Financial Officer of Symmetry Communications, a 3G wireless company, from October 2000 to August 2001. In addition, Mr. Hagen was Chief Financial Officer at Salon Media Group from April 1999 to July 2001 and was responsible for their initial public offering. He also has been the Chief Financial Officer of the public companies Hypermedia Communications, Inc. and Worldtalk Communications Corp.

Meichun Hsu joined Commerce One in April 2001 as Vice President of Engineering. Prior to joining Commerce One in 2001, Ms. Hsu served as a Department Manager at Hewlett-Packard Company from June 1997 to April 2001. She also held senior engineering and management positions at Electronic Data Systems, Inc. (now A.T. Kearney, Inc.) and Digital Equipment Corporation. Ms. Hsu has authored numerous publications about database systems, transaction processing, workflow and business process management systems, and data mining technologies, and, in September 2001, received the VLDB Ten-Year Paper Award in recognition for her work in Long-Running Transactions, published in 1991. Ms. Hsu was a member of Computer Science Faculty at Harvard University, where she earned the Phi Beta Kappa Teaching Award in 1990. Ms. Hsu earned a B.A. from National Taiwan University, an M.S. from University of Massachusetts at Amherst, and a Ph.D. in Management Information Systems from Massachusetts Institute of Technology.

Ed Mueller joined Commerce One in March 2004 as Senior Vice President of Marketing. Before joining Commerce One, beginning in September 2001, Mr. Mueller managed his own strategic marketing consulting practice focusing on fund raising, go-to-market strategies, and lead- generation programs for enterprise application and infrastructure software clients. Mr. Mueller also co-founded ShortCycles, Inc., a pioneer in the Sales Effectiveness Management (SEM) category and served as its President and CEO from September 1998 to February 2001. Prior to his tenure at ShortCycles, Mueller held senior management roles at db-Centric, TCSI, Interactive Development Environments (IDE), IBM, and ROLM. Mr. Mueller earned a B.S. in Industrial and Operations Engineering from the University of Michigan and an M.B.A. from the University of Chicago, with an emphasis in finance and marketing.

Mark Pecoraro joined Commerce One in March 2001 as Vice President of Services and in May 2002 was promoted to Senior Vice President, Global Customer Services. In April 2004, Mr. Pecoraro became General Manager and Senior Vice President of SRM. Prior to joining Commerce One, Mr. Pecoraro was President and CEO of SuccessFactors, a leading provider of workforce management software from January 1998 to December 2000, and Vice President of Customer Solutions and Engineering at SuccessFactors from January 1996 to January 1998. Prior to his experience at SuccessFactors, Mr. Pecoraro held a variety of positions at Sybase, Inc. from May 1988 to January 1996. Mr. Pecoraro earned a B.A. from the University of California at Santa Barbara.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our common stock to file certain reports with the SEC regarding ownership of, and transactions in, our securities. Such officers, directors, and 10% stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the filings made by our officers, directors and 10% stockholders, we believe that all required Section 16(a) filings were made on a timely basis in 2003.

Code of Conduct

We have an established Code of Conduct that is intended to serve as a set of guiding principles to promote integrity and compliance with the law in the conduct of our business.  The Code of Conduct applies to all directors, officers and employees, including the Chief Executive Officer, the Chief Financial Officer, the Controller and any other employee with responsibility for the preparation and filing of documents with the Securities and Exchange Commission. A copy of our Code of Conduct may be obtained from the Company by sending a written request to Commerce One, attention Corporate Secretary, One Market Street, Steuart Tower, Suite 1300, San Francisco, CA 94105. The Code of Conduct also will be available on our website at www.commerceone.com on or before May 4, 2004.

Stockholder Recommendations and Nominations Policy

On March 18, 2004, we adopted a Stockholder Recommendations and Nominations Policy that governs our consideration of stockholder recommendations and nominations of prospective board members. Under the policy, our Nominating and Governance Committee will consider the recommendations of stockholders who, prior to making the recommendation, have held no less than 1,000 shares of our stock for a continuous twelve-month period. Stockholder recommendations must be submitted in writing to Commerce One, Inc., Attn: Corporate Secretary, One Market Street, Steuart Tower, Suite 1300, San Francisco, California 94105, and must include certain prescribed information, including the proposed candidate's personal and business information, the class and number of Company securities he/she owns, and a description of the proposed candidate's relationships with the Company. Recommendations must also be accompanied by personal references, including a supporting statement from the recommending stockholder regarding a proposed candidate's character and judgment.

A stockholder who instead desires to nominate a person directly for election to the Board of Directors must meet the deadlines and other requirements set forth in Section 2.2 of our Bylaws and Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended. A copy of our Stockholder Recommendations and Nominations Policy is available on our website at www.commerceone.com and provides further detail about the information that recommending stockholders must provide and the criteria that our Nominating and Governance Committee will consider when assessing the suitability of any potential candidates for membership on the Board of Directors.

Audit Committee

Our Audit Committee oversees our financial, reporting and accounting processes, our system of financial controls, and the selection, review, and performance of our independent auditors, including the pre-approval of all audit and non-audit related fees and services. The members of our Audit Committee are Messrs. Acosta, Gardner and Lichtenwald. We believe that each member of the Audit Committee meets the criteria for independence under applicable law and the rules of the Securities and Exchange Commission, and that each is an independent director within the meaning of the applicable Nasdaq listing standards. In addition, our Board of Directors has determined that both Mr. Acosta and Mr. Lichtenwald are "Audit Committee Financial Experts" as that term is defined in Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, and also qualify as financially sophisticated under applicable Nasdaq listing standards.

Item 11. Executive Compensation

The table below shows, for the last three fiscal years, compensation information for the Company's Chief Executive Officer and the next four most highly compensated executive officers, whose total annual salary and bonus exceeded $100,000 in 2003. Mr. Hayden, whose compensation information also is included, would have been in this group except for his departure from the Company in August 2003. Mr. Singh, who was an executive officer throughout 2003, left the Company in February 2004. We refer to all of these individuals as the "Named Officers." This table and all other tables in this Item 11 have been adjusted for our 1:10 reverse stock split on September 16, 2002.

EXECUTIVE COMPENSATION

Summary Compensation Table

				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options	All Other Compensation
Mark B. Hoffman,	2003	$286,250	--	600,000	$4,798 (6)
Chairman, President & Chief	2002	$268,000	--	231,260	$1,548 (1)
Executive Officer	2001	$398,485	$30,000	325,000	--

Charles Boynton,	2003	$209,916	--	147,500	$889 (6)
Senior Vice President,					$195 (7)
Chief Financial Officer	2002	$205,109	$2,652	88,760	$2,726 (1)
	2001	--	--	--	--

Andrew Hayden,	2003	$175,818 (8)	$219,000	122,500	$1,577 (6)
former Senior Vice President,					$509 (7)
Global Services, Americas	2002	$240,000	--	81,260	$7,799 (2)
					$3,513 (1)
	2001	$212,500	$38,625	14,000	--

Kip Quackenbush,	2003	$200,375	$41,848 (3)	122,500	$1,345 (6)
former Senior Vice President,					$82.35 (7)
Worldwide Sales	2002	$186,433	$26,250 (3)	84,160	$1,082 (1)
			$2,600
	2001	--	--	--	--

Narry Singh,	2003	$238,542	$31,250	147,500	$59,987 (4)
former Chief Strategy/					$7,727 (5)
Marketing Officer					$1,004 (6)
	2002	$111,111	$31,250	--	$30,827 (5)
					$223 (6)
	2001	--	--	--	--

(1) Includes imputed income associated with disability-insurance payments and 401(k) company matching contributions.

(2) Represents relocation expenses for Mr. Hayden.

(3) Represents sales commissions earned by Mr. Quackenbush.

(4) Represents relocation expenses for Mr. Singh.

(5) Represents imputed income based on the value of housing provided to Mr. Singh.

(6) Includes premiums paid for individual disability insurance premiums and imputed income for group term life insurance.

(7) Represents value of restricted stock issued on May 15, 2002.

(8) Includes a $36,000 severance payment.

Option Grants in Last Fiscal Year

The table below shows stock option grants to the Named Officers during 2003.

	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal	Exercise Price	Market Price on Date of	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	(#)	Year	($/SH)	Grant ($/SH)	Date	5%	10%
Mark B. Hoffman	60,000 140,000 400,000	1.4708 3.4318 9.8052	$1.63 $1.63 $2.71	$1.63 $1.63 $2.71	2/25/13 2/25/13 7/15/13	$ 61,505 $ 143,513 $ 681,721	$ 155,558 $ 363,692 $1,727,616
Charles Boynton	12,500 60,000 75,000	.3064 1.4708 1.8385	$1.63 $1.63 $2.71	$1.63 $1.63 $2.71	2/25/13 2/25/13 7/15/13	$ 12,813 $ 61,505 $ 127,822	$ 32,472 $ 155,558 $ 323,926
Andrew Hayden	12,500 60,000 50,000	.3064 1.4708 1.2257	$1.63 $1.63 $2.71	$1.63 $1.63 $2.71	2/25/13 2/25/13 7/15/13	$ 12,813 $ 61,505 $ 85,215	$ 32,472 $ 155,558 $ 215,952
Kip Quackenbush	12,500 60,000 50,000	.3064 1.4708 1.2257	$1.63 $1.63 $2.71	$1.63 $1.63 $2.71	2/25/13 2/25/13 7/15/13	$ 12,813 $ 61,505 $ 85,215	$ 32.472 $ 155,558 $ 215,952
Narry Singh	12,500 60,000 75,000	.3064 1.4708 1.8385	$1.63 $1.63 $2.71	$1.63 $1.63 $2.71	2/25/13 2/25/13 7/15/13	$ 12,813 $ 61,505 $ 127,822	$ 32,472 $ 155,558 $ 323,926

(1) SEC regulations direct us to use a 5% and 10% assumed rate of appreciation over the ten-year option term. This does not represent our estimate or projection of the Company's future common stock price. If our common stock does not appreciate above the exercise price of the option, the Named Officers will receive no benefit from the options.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The table below shows stock option exercises during 2003 and the value of unexercised in-the-money stock options held by the Named Officers on December 31, 2003.
	Shares Acquired on Exercise	Value Realized	Number of Unexercised Vested Options Held at December 31, 2003		Value of Unexercised In-The-Money Options at December 31, 2003(1)
Name	(#)	(2)	Exercisable(#)	Unexercisable(#)	Exercisable	Unexercisable
Mark B. Hoffman	-	-	486,295	711,165	$0	$0
Charles Boynton	-	-	77,281	169,811	$0	$0
Andrew Hayden	15,104	$10,996.13	0	0	$0	$0
Narry Singh	-	-	57,606	166,154	$0	$0
Kip Quackenbush	-	-	62,772	147,499	$0	$0

(1) The value of the unexercised in-the-money options is based on the closing price of $1.27 of the Company's common stock, as reported on the NASDAQ National Market, on December 31, 2003 and is net of the exercise price of such options. The amounts in this column may not represent amounts actually realizable by the Named Officers.

(2) The value realized on stock option exercises represents the difference between the grant price of the options exercised and the market price of the underlying shares of common stock as of the date of exercise, multiplied by the number of options exercised.

Employment Arrangements

We have entered into change-of-control severance agreements with its executive officers and key employees. The agreements provide that if there is a change of control of Commerce One, and any executive officer or key employee is involuntarily terminated without cause within eighteen months following the change of control or the announcement of such change of control, we will provide the following to the affected executive officer or key employee:

  a cash payment equal to 100% of his or her annual compensation plus the full target bonus for the year;

  100% of his or her health, dental and life insurance, including benefits paid to any dependents, through the earlier of twelve months from the date of his or her termination or the date he or she first becomes covered by another employer's group health, dental or life insurance plans providing comparable benefits and coverage; and

  full acceleration of all unvested stock options.

Under our stock-option plans, all outstanding options that are not assumed or substituted in a change-of-control merger or asset sale will vest and become exercisable in full.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our board of directors is presently composed of Messrs. Gardner, Lichtenwald and Vieux. Mr. Gardner and Mr. Vieux served on the Compensation Committee throughout 2003. Mr. Lichtenwald became a member of Compensation Committee on April 3, 2003, replacing William Harding, a former board member who resigned in April 2003.

During 2003, none of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee.

Compensation of Directors

During 2003, non-employee directors received an annual retainer of $15,000, board fees of $2,500 per meeting (up to 6 regularly scheduled meetings per year), and committee fees of $1,000 per meeting (up to 4 regularly scheduled meetings per committee, or 8 regularly scheduled meetings for the Audit Committee, per year).

Non-employee directors also are eligible to receive an automatic stock option grant of 20,000 shares of common stock on the date they first become non- employee directors. In addition, the non-employee directors are automatically granted an additional option to purchase 5,000 shares each year on the date of our Annual Stockholders' Meeting, if on such date they have served on the Board for at least six months. Each option shall have a term of ten years, and shall be fully vested and exercisable as of the date of grant. The exercise price of all options shall be 100% of the fair market value per share of our common stock, determined with reference to the closing price of our common stock, as reported on the Nasdaq National Market, on the date of grant. Options granted under the plan must be exercised within three months of the end of the optionee's tenure as a director, or within twelve months after such director's termination by death or disability, but not later than the expiration of the option's ten year term.

In 2003, in addition to the options granted to employee directors shown in the "Option Grants" table on page 9, the Board granted to non-employee directors the following options to purchase an aggregate of 60,000 shares of Commerce One common stock as follows:
Name	Grant Date	Exercise Price	Number of Securities Underlying Options
Jack Acosta	5/28/03	$2.97	5,000
John V. Balen	5/28/03	$2.97	5,000
Kenneth C. Gardner	5/28/03	$2.97	5,000
Irv Lichtenwald	1/16/03	$2.93	20,000
Toshimune Okihara	-	-	-
Stewart Schuster	4/03/03	$2.21	20,000
Alex Vieux	5/28/03	$2.97	5,000

Item 12. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of our common stock as of April 15, 2004 by the following individuals or groups:

• each person or entity known by us to own beneficially more than 5% of any class of our voting stock;

• each of our Named Officers;

• each of our directors; and

• all of our current directors and executive officers as a group.

Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Commerce One, Inc., One Market Street, Steuart Tower, Suite 1300, San Francisco, CA 94105. Except as otherwise stated and except for any rights these persons' spouses may have, the persons named in the table have sole voting and investment power for all shares of common stock held by them.

Applicable percentage ownership in the following table is based on 36,661,038 shares of common stock outstanding as of April 15, 2004.

Beneficial Owner (1)	Shares Directly Owned (2)	Shares Indirectly Owned (2)	Shares Beneficially Owned through Stock Options	Percentage of Outstanding Shares
Mark B. Hoffman	113,664	810 (3)	869,364	2.68
Charles Boynton	872	0	134,507	*
Kip Quackenbush	173	0	112,080	*
Andy Hayden	3,654	0	0	0
Narry Singh	0	0	75,543	0
John V. Balen	6,710	0	11,500	*
Kenneth C. Gardner	7,663	1,890 (4)	31,900	*
Toshimune Okihara	0	452,817 (5)	0	1.24
Alex S. Vieux	0	0	13,000	*
Jack Acosta	0	0	25,000	*
Irv Lichtenwald	10,000	0	25,000	*
Stewart Shuster	2,788	120 (6)	25,000	*

SAP AG
Neurottstr, 16
D-69190 Walldorf
Germany	5,831,481	0	0	15.91

BayStar Capital II, L.P.
80 E. Sir Francis Drake, Suite 2B
Larkspur, CA 94939	7,327,964 (7)	0	0	19.99

ComVest Investment Partners II LLC
830 Third Avenue,
New York, New York 10022	5,323,072 (8)	0	0	14.52

All Directors and Executive Officers as a Group	17,905,707	455,637	1,434,912	52.36

* Less than 1%

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Accordingly, a beneficial owner of a security includes any person who, directly or indirectly, possesses sole or shared voting power and/or investment power with respect to (a) securities owned and (b) securities that may be acquired within sixty (60) days from the record date or other selected reporting date pursuant to the exercise of any option, warrant, or right, or conversion of a security.

(2) Excludes shares that may be acquired through stock option exercises.

(3) Represents shares held by the Andrew Mark Hoffman 1993 Trust dated March 30, 1993. Andrew Hoffman, beneficiary of this trust, is Mr. Hoffman's son. Mr. Hoffman disclaims beneficial ownership of these shares.

(4) Represents shares held by Delaware Charter Guarantee & Trust Company Trustee FBO Kenneth C. Gardner.

(5) Represents shares owned by NTT. Mr. Okihara is an Executive Manager of NTT Communications. Mr. Okihara disclaims beneficial ownership of these shares held by NTT.

(6) Represents shares held in a UTMA account for Mr. Schuster's son. Mr. Schuster disclaims beneficial ownership of these shares.

(7) Includes (i) 4,297,748 shares of common stock issuable upon conversion of our Series B Preferred Stock, (ii) 2,209,945 shares of common stock issuable upon exercise of warrants and (iii) 320,271 shares of common stock issuable upon conversion of Series B Preferred Stock attributable to dividends accrued from July 10, 2003 through 60 days after April 15, 2004 on the Series B Preferred Stock. The calculation of the shares beneficially owned by BayStar does not take into account the limitation on beneficial ownership contained in the terms of our Series B Preferred Stock. Specifically, no holder of our Series B Preferred Stock may convert into our common stock if to do so would mean such holder would then own more than 4.99% of our outstanding common stock. BayStar disclaims beneficial ownership of more than 4.99% of our common stock.

(8) Includes 3,268,277 shares of common stock potentially issuable upon conversion of promissory notes held by ComVest. The notes are only convertible into our common stock if we fail to make a payment due under the notes or otherwise default under the notes. ComVest disclaims beneficial ownership of the 3,268,277 shares of our common stock potentially issuable upon conversion of the notes.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides details for our current stock-based compensation plans under which we were authorized to issue equity securities as of December 31, 2003. For a description of the material terms of our 1999 Plan, which has not been approved by our stockholders, please see Note 11 of our Notes to Consolidated Financial Statements filed with our Annual Report on Form 10-K for the year ended December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights. (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining available from future issuance under equity compensation plans (excluding securities reflected in column (a)). (c)
Equity compensation plans approved by security holders
1997 Plan	2,279,185	$11.49	2,052,914
1999 ESPP Plan	-	-	1,935,674
1995 Plan (2)	7,838	$0.39	67,836
Director Plan (3)	22,500	$109.20	58,500

Equity compensation plans not approved by security holders
1999 Plan	2,427,490	$34.11	1,085,598

Total	4,737,013		5,200,522

(1) The table does not include information for equity compensation plans that have been assumed by us in various acquisitions.  As of December 31, 2003, a total of 11,385 shares of common stock were issuable upon exercise of options granted under assumed plans.  The weighted average exercise price of all options granted under the assumed plans and outstanding at December 31, 2003, was $62.41. We have never issued options to purchase common stock from these plans, nor do we intend to do so.

(2) We no longer issue shares from this plan.

(3) We did not issue shares from this plan in 2003.

In January 2004, our Board of Directors adopted our 2004 Inducement Plan (the 2004 Plan) and reserved 1,600,000 shares of our common stock for issuance under the plan. Only new employees are eligible to receive awards under the 2004 Plan, and options granted under the 2004 Plan may only be non-qualified stock options. The administrator of the 2004 Plan determines the exercise price of the stock options.

Item 13. Certain Relationships and Related Transactions

Business Relationships

SAP

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

Over time, the relationship with SAP has changed and each company has phased out the jointly developed Enterprise Buyer procurement products and replaced such products with its own successor procurement products.  In addition, the market for the Marketset suite of products has declined substantially over the past two years. In November 2003, SAP and Commerce One terminated the commercial relationship. In 2003, SAP reported royalties to us of approximately $4.1 million, and we paid SAP a total of $558,827, $111,979 of which was for consulting services and $446,848 of which was for payment of royalties.

As of December 31, 2003, through its purchases from us and on the open market, we believe that SAP beneficially owned approximately 16% of our outstanding common stock.

BayStar

In March 2004, we entered into a Consent and Amendment Agreement with BayStar Capital, the sole holder of our Series B Preferred Stock.  We agreed with BayStar to amend certain provisions of our Registration Rights Agreement covering the registration of the Common Stock issuable upon conversion of our Series B Preferred Stock and the Common Stock issuable upon exercise of BayStar's warrants (collectively the "Registrable Securities").  BayStar agreed to extend the deadline by which we must have our Registration Statement on Form S-3 (File No. 333-108144, the "Registration Statement") registering the resale of the Registrable Securities declared effective by the Securities and Exchange Commission.  Previously, if the Registration Statement was not declared effective on or before April 5, 2004, then BayStar would have the right to redeem the Series B Preferred Stock for a price equal to the greater of 120% of the original purchase price of $10 million plus any accrued and unpaid dividends or the then current market value of the Series B Preferred Stock on an as-converted-to-Common Stock basis.  Pursuant to the Consent and Amendment Agreement, BayStar agreed to allow us an additional ninety days (until July 4, 2004) to get the Registration Statement declared effective before BayStar may exercise its redemption right.  BayStar also agreed to waive its right, for the period up to and including July 4, 2004, to receive cash penalties of $5,000 per day resulting from the fact that the Registration Statement was not declared effective by the Securities and Exchange Commission by January 6, 2004. In consideration for this agreement, we issued 500,000 shares to BayStar and we made a cash payment of $200,000 to BayStar.

Item 14. Principal Accounting Fees and Services.

Fees Billed by Independent Public Auditors

Prior to November 14, 2003, Ernst and Young served as our independent auditors. The aggregate fees billed by Ernst & Young for work performed in 2003 and 2002 are as follows:

	Fees Paid
	2002	2003
Audit Fees(1)	$374,600	$87,730
Audit-Related Fees(2)	$57,585	$191,365
Tax Fees(3)	$101,871	$14,253
All Other Fees(4)	-	$2,706

(1) Audit Fees consist of fees billed for professional services rendered for the audit of our annual and interim consolidated financial statements included in our public reports that Ernst and Young normally provides to clients in connection with statutory and regulatory filings and engagements.

(2) Audit-Related Fees consist of assurance and related services provided by Ernst and Young that are reasonably related to the performance of the audit or review of our Consolidated Financial Statements that are not reported under "Audit Fees." The services for the fees disclosed under this category include audits associated with our filing of registration statements, accounting consulting and consulting regarding restructuring activities.

(3) Tax Fees consist of fees billed for professional services rendered for tax compliance, advice and planning.

(4) All Other Fees consists of fees for products and services other than those reported above, including a research tool subscription.

On December 10, 2003, the Audit Committee engaged BDO Seidman, LLP as our new independent auditors. The aggregate fees billed by BDO Seidman for work performed in 2003 are as follows:

	Fees Paid
	2002	2003
Audit Fees(1)	-	$200,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

(1) Audit Fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements included in our public reports that BDO Seidman normally provides to clients in connection with statutory and regulatory filings and engagements.

Audit Committee Authorization of Audit and Non-Audit Services

The Audit Committee possesses sole authority to authorize all audit and permissible non-audit services provided to the Company by our independent auditors. The Audit Committee, or subcommittee thereof, pre- approved all fees for the audit and non-audit related services we received from our independent auditors during 2003. The Audit Committee has considered whether the provision of the non-audit services is compatible with maintaining the independence of the independent auditors, and has concluded that the services performed by our independent auditors on our behalf were compatible with maintaining their independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) DOCUMENTS FILED AS PART OF THE REPORT

3. EXHIBITS

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.
EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment, dated September 16, 2002 to Restated Certificate of Incorporation.
3.3(7)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(19)	Amended and Restated Preferred Stock Rights Agreement, dated as of December 31, 2003, between Commerce One, Inc., and Equiserve Trust Company, NA..
4.3(16)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(3)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(3)	Form of 1997 Incentive Stock Option Plan and form of agreements thereunder.
10.3(3)	Form of 1999 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(4)	1999 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.5(3)	Form of 1999 Director Option Plan and form of agreements thereunder.
10.6**	2004 Inducement Plan.
10.7**	2004 Inducement Plan - Notice of Grant of Stock Purchase Right.
10.8**	2004 Inducement Plan - Stock Option Agreement.
10.9(16)	Registration Rights Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein (BayStar Capital II, L.P.).
10.10(16)	Securities Purchase Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein (BayStar Capital II, L.P.).
10.11(16)	Warrant to Purchase Common Stock, dated July 10, 2003.
10.12(19)	Note and Warrant Purchase Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, Commerce One, Inc., and Commerce One Operations, Inc.
10.13(19)	Senior Secured Non-Convertible Promissory Notes issued on December 31, 2003.
10.14(19)	Warrants to Purchase Common Stock, dated December 31, 2003.
10.15(19)	Security Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, Commerce One, Inc., and Commerce One Operations, Inc.
10.16(19)	Pledge Agreement, dated December 31, 2003, by and between ComVest Investment Partners II LLC and Commerce One Operations, Inc.
10.17(19)	Guaranty, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, and Commerce One Operations, Inc.
10.18(19)	Registration Rights Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, and Commerce One, Inc.
10.19(3)	Master Software License and Services Agreement between the Registrant and NTT Communications, dated April 16, 1999.
10.20(3)	Stock Purchase and Master Strategic Relationship Agreement between the Registrant and NTT Communications, dated June 1999.
10.21(5)	Amended and Restated Standstill and Stock Restriction Agreement by and among Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.22(5)	Investor Rights Agreement by and between Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.23(6)

Formation Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation, New Commerce One Holding, Inc. (solely for the purposes of Section 11.3 thereof) Daimler Chrysler AG and (solely for the purposes of section 2.4, 11.2 and 11.9 thereof) Covisint LLC.

10.24(6)	Standstill and Stock Restriction Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.25(6)	Registration Rights Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.26(18)	Settlement Agreement dated December 30, 2003 by and between CVX Holdco LLC, Commerce One Operations, Inc., Commerce One, Inc. and Covisint LLC.
10.27(18)	Covisint Master Software License Agreement.
10.28(9)	Strategic Alliance Agreement dated September 18, 2000 by and between Commerce One, Inc., SAP and SAP Markets, Inc.
10.29(10)*	Strategic Alliance Agreement Amendment No. 2, dated April 10, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.30(10)*	Strategic Alliance Agreement Amendment No. 3, dated June 29, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.31(12)	Strategic Alliance Agreement Amendment No. 4, effective as of January 1, 2002 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.32(14)	Strategic Alliance Agreement Amendment No. 5, effective as of December 20, 2002, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.33(15)*	Strategic Alliance Agreement Amendment No. 6, effective as of November 13, 2003, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.34(8)	Form of Change of Control Severance Agreement.
10.35(8)	Form of Amendment No. 1 to Change of Control Severance Agreement.
10.36(11)	Employee Loan Agreement between Commerce One, Inc., and Dennis H. Jones, dated August 22, 2001.
10.37(13)	Separation Agreement by and between Commerce One Operations, Inc. and Dennis H. Jones, dated June 20, 2002.
10.38(17)

Eighth Amendment to Sublease, dated October 1, 2003 by and between Commerce One Operations, Inc., Commerce One, Inc. and PeopleSoft, Inc. and executed November 10, 2003 by Commerce One and November 21, 2003 by PeopleSoft.

10.39**	Addendum to Eight Amendment to Sublease, dated October 1, 2003 by and between Commerce One Operations, Inc, Commerce One, Inc. and PeopleSoft, Inc. and executed November 10, 2003.
10.40**	Promissory Note between Commerce One, Inc. and PeopleSoft, Inc. executed December 31, 2003.
10.41 (20)	Consent and Amendment Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
10.42 (20)	Registration Rights Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
21.1**	List of Subsidiaries of Registrant.
23.1**	Consent of BDO Seidman, LLP, Independent Auditors.
23.2**	Consent of Ernst and Young, LLP, Independent Auditors.
24.1**	Power of Attorney (see signature page)
31.1	Certification of the Chief Executive Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

(1)	Incorporated by reference to Commerce One's Form 8-A (File No. 000-32979) filed on July 11, 2001.

(2)	Incorporated by reference to Commerce One's Form 8-K (File No. 000-32979) filed on September 19, 2002.

(3)	Incorporated by reference to Commerce One's Registration Statement of Form S-1 (File No. 333-76987), declared effective July 1, 1999.

(4)	Incorporated by reference to Commerce One's Form S-8 (File No. 333-33328), filed on March 27, 2000.

(5)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 333-58558), filed on July 10, 2001.

(6)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on December 29, 2000.

(7)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on August 14, 2000.

(8)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-26453), filed on April 2, 2001.

(9)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 14, 2000.

(10)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2001.

(11)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2001.

(12)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-32979), filed April 1, 2002.

(13)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2002.

(14)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-32979), filed March 31, 2003.

(15)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2003.

(16)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2003.

(17)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on December 17, 2003.

(18)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 6, 2004.

(19)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 8, 2004.

(20)	Incorporated by reference to Commerce One's Current Report on Form 8-K filed on March 16, 2004.

*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2004

COMMERCE ONE, INC.
By:	/s/ MARK B. HOFFMAN
Mark B. Hoffman
Chairman and Chief Executive Officer

Signature	Title	Date

/s/ MARK B. HOFFMAN	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 29, 2004
Mark B. Hoffman

/s/ CHARLES BOYNTON	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2004
Charles Boynton

/s/ JOHN V. BALEN*	Director	April 29, 2004
John V. Balen

/s/ KENNETH C. GARDNER*	Director	April 29, 2004
Kenneth C. Gardner

/s/ STEWART SCHUSTER*	Director	April 29, 2004
Stewart Schuster

/s/ IRV LICHTENWALD*	Director	April 29, 2004
Irv Lichtenwald

/s/ TOSHIMUNE OKIHARA*	Director	April 29, 2004
Toshimune Okihara

/s/ JACK ACOSTA*	Director	April 29, 2004
Jack Acosta

/s/ ALEX S. VIEUX*	Director	April 29, 2004
Alex S. Vieux

* /s/ CHARLES BOYNTON
By: Charles Boyton

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment, dated September 16, 2002 to Restated Certificate of Incorporation.
3.3(7)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(19)	Amended and Restated Preferred Stock Rights Agreement, dated as of December 31, 2003, between Commerce One, Inc., and Equiserve Trust Company, NA..
4.3(16)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(3)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(3)	Form of 1997 Incentive Stock Option Plan and form of agreements thereunder.
10.3(3)	Form of 1999 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(4)	1999 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.5(3)	Form of 1999 Director Option Plan and form of agreements thereunder.
10.6**	2004 Inducement Plan.
10.7**	2004 Inducement Plan - Notice of Grant of Stock Purchase Right.
10.8**	2004 Inducement Plan - Stock Option Agreement.
10.9(16)	Registration Rights Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein (BayStar Capital II, L.P.).
10.10(16)	Securities Purchase Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein (BayStar Capital II, L.P.).
10.11(16)	Warrant to Purchase Common Stock, dated July 10, 2003.
10.12(19)	Note and Warrant Purchase Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, Commerce One, Inc., and Commerce One Operations, Inc.
10.13(19)	Senior Secured Non-Convertible Promissory Notes issued on December 31, 2003.
10.14(19)	Warrants to Purchase Common Stock, dated December 31, 2003.
10.15(19)	Security Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, Commerce One, Inc., and Commerce One Operations, Inc.
10.16(19)	Pledge Agreement, dated December 31, 2003, by and between ComVest Investment Partners II LLC and Commerce One Operations, Inc.
10.17(19)	Guaranty, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, and Commerce One Operations, Inc.
10.18(19)	Registration Rights Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, and Commerce One, Inc.
10.19(3)	Master Software License and Services Agreement between the Registrant and NTT Communications, dated April 16, 1999.
10.20(3)	Stock Purchase and Master Strategic Relationship Agreement between the Registrant and NTT Communications, dated June 1999.
10.21(5)	Amended and Restated Standstill and Stock Restriction Agreement by and among Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.22(5)	Investor Rights Agreement by and between Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.23(6)

Formation Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation, New Commerce One Holding, Inc. (solely for the purposes of Section 11.3 thereof) Daimler Chrysler AG and (solely for the purposes of section 2.4, 11.2 and 11.9 thereof) Covisint LLC.

10.24(6)	Standstill and Stock Restriction Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.25(6)	Registration Rights Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.26(18)	Settlement Agreement dated December 30, 2003 by and between CVX Holdco LLC, Commerce One Operations, Inc., Commerce One, Inc. and Covisint LLC.
10.27(18)	Covisint Master Software License Agreement.
10.28(9)	Strategic Alliance Agreement dated September 18, 2000 by and between Commerce One, Inc., SAP and SAP Markets, Inc.
10.29(10)*	Strategic Alliance Agreement Amendment No. 2, dated April 10, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.30(10)*	Strategic Alliance Agreement Amendment No. 3, dated June 29, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.31(12)	Strategic Alliance Agreement Amendment No. 4, effective as of January 1, 2002 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.32(14)	Strategic Alliance Agreement Amendment No. 5, effective as of December 20, 2002, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.33(15)*	Strategic Alliance Agreement Amendment No. 6, effective as of November 13, 2003, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.34(8)	Form of Change of Control Severance Agreement.
10.35(8)	Form of Amendment No. 1 to Change of Control Severance Agreement.
10.36(11)	Employee Loan Agreement between Commerce One, Inc., and Dennis H. Jones, dated August 22, 2001.
10.37(13)	Separation Agreement by and between Commerce One Operations, Inc. and Dennis H. Jones, dated June 20, 2002.
10.38(17)

Eighth Amendment to Sublease, dated October 1, 2003 by and between Commerce One Operations, Inc., Commerce One, Inc. and PeopleSoft, Inc. and executed November 10, 2003 by Commerce One and November 21, 2003 by PeopleSoft.

10.39**	Addendum to Eight Amendment to Sublease, dated October 1, 2003 by and between Commerce One Operations, Inc, Commerce One, Inc. and PeopleSoft, Inc. and executed November 10, 2003.
10.40**	Promissory Note between Commerce One, Inc. and PeopleSoft, Inc. executed December 31, 2003.
10.41(20)	Consent and Amendment Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
10.42(20)	Registration Rights Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
21.1**	List of Subsidiaries of Registrant.
23.1**	Consent of BDO Seidman, LLP, Independent Auditors.
23.2**	Consent of Ernst and Young, LLP, Independent Auditors.
24.1**	Power of Attorney (see signature page)
31.1	Certification of the Chief Executive Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

(1)	Incorporated by reference to Commerce One's Form 8-A (File No. 000-32979) filed on July 11, 2001.

(2)	Incorporated by reference to Commerce One's Form 8-K (File No. 000-32979) filed on September 19, 2002.

(3)	Incorporated by reference to Commerce One's Registration Statement of Form S-1 (File No. 333-76987), declared effective July 1, 1999.

(4)	Incorporated by reference to Commerce One's Form S-8 (File No. 333-33328), filed on March 27, 2000.

(5)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 333-58558), filed on July 10, 2001.

(6)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on December 29, 2000.

(7)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on August 14, 2000.

(8)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-26453), filed on April 2, 2001.

(9)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 14, 2000.

(10)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2001.

(11)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2001.

(12)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-32979), filed April 1, 2002.

(13)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2002.

(14)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-32979), filed March 31, 2003.

(15)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2003.

(16)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2003.

(17)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on December 17, 2003.

(18)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 6, 2004.

(19)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 8, 2004.

(20)	Incorporated by reference to Commerce One's Current Report on Form 8-K filed on March 16, 2004.

*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
**	Previously filed.