Form 10-Q
period 2004-03-31
COMMERCE ONE INC / DE/
filed 2004-05-14
CIK 1131806

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-32979

COMMERCE ONE, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	94-3392885
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Market Street
Steuart Tower, Suite 1300
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

As of April 15, 2004, there were 36,661,038 shares of the registrant's Common Stock outstanding.

COMMERCE ONE, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.	**

Condensed Consolidated Statements of Operations for the three month period ended March 31, 2004 and 2003.	**

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003.	**

Notes to Condensed Consolidated Financial Statements.	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risk Factors.	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	**

Item 4. Controls and Procedures.	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	**

Item 2: Changes in Securities and Use of Proceeds.	**

Item 3: Defaults Upon Senior Securities.	**

Item 4: Submission of Matters to a Vote of Security Holders.	**

Item 5: Other Information.	**

Item 6. Exhibits and Reports on Form 8-K.	**

Signatures	**

ITEM 1. FINANCIAL STATEMENTS

Commerce One, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

                                                                         March 31,   December 31,
                                                                          2004          2003
                                                                      ------------  ------------
                              ASSETS
Current assets:
   Cash and cash equivalents........................................ $      8,993  $      6,943
   Restricted cash and short-term investments.......................          125         1,623
   Accounts receivable, net of allowances of $0.5 million at
      March 31, 2004 and $1.0 million at December 31, 2003..........        1,092         4,984
   Prepaid expenses and other current assets........................        3,290         2,991
   Notes receivable.................................................        2,000         4,009
                                                                      ------------  ------------
Total current assets................................................       15,500        20,550
Restricted cash, cash equivalents, and short-term investments.......        1,108         1,569
Property and equipment, net.........................................          345           511
Other intangible assets, net........................................        2,063         2,262
Investments and other assets........................................        2,198         4,356
                                                                      ------------  ------------
Total assets........................................................ $     21,214  $     29,248
                                                                      ============  ============

        LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                     AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable................................................. $        961  $      1,064
   Accrued compensation and related expenses........................          539         1,041
   Deferred revenue.................................................        2,758         4,098
   Notes payable....................................................        3,321            --
   Other current liabilities........................................        3,931         5,199
                                                                      ------------  ------------
Total current liabilities...........................................       11,510        11,402
Notes payable.......................................................           --         2,777
Non-current accrued restructuring charges and other
     non-current liabilities........................................           82           388
Warrant liability...................................................        2,682         5,229
Commitments and contingencies

Redeemable convertible preferred stock..............................       12,480        12,480

Stockholders' deficit:
   Common Stock, par value $0.0001, 950,000,000 shares authorized;
     36,689,852 and 33,558,063 issued and outstanding at March 31,
     2004 and December 31, 2003, respectively.......................    3,691,983     3,686,044
   Note receivable from stockholder.................................         (129)         (129)
   Accumulated other comprehensive loss.............................         (144)         (113)
   Accumulated deficit..............................................   (3,697,250)   (3,688,830)
                                                                      ------------  ------------
Total stockholders' deficit.........................................       (5,540)       (3,028)
                                                                      ------------  ------------
Total liabilities, redeemable convertible preferred
  stock and stockholders' deficit................................... $     21,214  $     29,248
                                                                      ============  ============

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                          2004        2003
                                                       ----------  ----------

Revenues:
  License fees....................................... $      272  $    2,248
  Services...........................................      2,435      10,861
                                                       ----------  ----------
Total revenues(1)....................................      2,707      13,109
                                                       ----------  ----------

Costs and expenses:
  Cost of license fees(2)............................        293         305
  Cost of services...................................      1,384       8,858
  Sales and marketing................................      1,222       7,911
  Product development................................      1,932      11,394
  General and administrative.........................      2,833       2,382
  Stock compensation.................................         --       1,047
  Restructuring costs, net of reversals..............       (250)     10,941
  Amortization of intangible assets..................        199         149
                                                       ----------  ----------
Total costs and expenses.............................      7,613      42,987
                                                       ----------  ----------
Loss from operations.................................     (4,906)    (29,878)
Interest income and other, net.......................     (1,757)      1,052
Interest expense.....................................       (620)       (264)
                                                       ----------  ----------
Loss before income taxes.............................     (7,283)    (29,090)
Provision for income taxes...........................         --        (238)
                                                       ----------  ----------
Net loss............................................. $   (7,283) $  (29,328)
                                                       ----------  ----------
Common shares and cash issued to BayStar.............     (1,152)         --
                                                       ----------  ----------
Net loss attributable to common stockholders......... $   (8,435) $  (29,328)
                                                       ==========  ==========

Basic and diluted net loss per share attributable
  to common stockholders............................. $    (0.28) $    (1.00)
                                                       ==========  ==========
Shares used in calculation of basic and
 diluted net loss per share..........................     30,431      29,263
                                                       ==========  ==========
________________
(1) Revenues from SAP, Covisint and NTT (Note 7)..... $       81  $    1,726
                                                       ==========  ==========
(2) Includes charges for the impairment and
    amortization of the technology agreement with
    Covisint ("Technology Agreement")................ $       --  $      498
                                                       ==========  ==========

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

                                                                          Three Months Ended
                                                                            March 31,
                                                                     ------------------------
                                                                        2004         2003
                                                                     -----------  -----------
Operating activities:
Net loss........................................................... $    (7,283) $   (29,328)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization.................................         229        1,640
     Amortization of Technology Agreement with Covisint............          --          498
     Amortization of deferred stock compensation...................          --        1,047
     Amortization of intangible assets.............................         199          149
     Non-cash interest expense accretion on note payable to ComVest         543           --
     Loss on investments...........................................          --           (3)
     Change in operating assets and liabilities:
        Restricted investments.....................................         502       (5,010)
        Accounts receivable, net...................................       3,892       (1,750)
        Prepaid expenses and other current assets..................          43       (2,875)
        Accounts payable...........................................        (103)       1,717
        Accrued compensation and related expenses..................        (502)      (2,683)
        Other liabilities..........................................      (1,775)      (4,628)
        Deferred revenue...........................................      (1,340)      (2,033)
                                                                     -----------  -----------
Net cash used in operating activities..............................      (3,246)     (43,259)
                                                                     -----------  -----------
Investing activities:
     Purchases of property and equipment, net......................         (79)        (162)
     Proceeds from the sale of property and equipment..............          --          483
     Purchases of short term investments...........................        (162)         (24)
     Proceeds from the maturity of short term investments..........       1,628        5,659
     Proceeds (use of cash) from divestitures of operations........          --         (431)
     Other.........................................................          --          131
                                                                     -----------  -----------
Net cash provided by investing activities..........................       1,387        5,656
                                                                     -----------  -----------
Financing activities:
     Proceeds from issuance of common stock, net...................          92           --
     Proceeds from issuance of notes payable and
        exercise of warrants.......................................       3,815           --
                                                                     -----------  -----------
Net cash provided by financing activities..........................       3,907           --
                                                                     -----------  -----------
Effect of foreign currency translation on cash and cash equivalents           2          (81)
                                                                     -----------  -----------
Net increase (decrease) in cash and cash equivalents...............       2,050      (37,684)
Cash and cash equivalents at beginning of period...................       6,943       73,753
                                                                     -----------  -----------
Cash and cash equivalents at end of period......................... $     8,993  $    36,069
                                                                     ===========  ===========
Supplemental disclosures of cash flow information:
     Interest paid................................................. $        75  $       234
                                                                     ===========  ===========
Non-cash investing and financing activities:
     Issuance of common stock to BayStar........................... $       952  $        --
                                                                     ===========  ===========
     Reclassification of warrant liability to Common Stock upon
       warrant exercise (Note 9)................................... $     4,895  $        --
                                                                     ===========  ===========

See notes to condensed consolidated financial statements.

Commerce One, Inc.
Notes to Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description Of Business

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

Basis Of Presentation

At March 31, 2004, the Company had $10.2 million cash and cash equivalents and investments, of which $9.0 million was unrestricted and available to fund operations, positive working capital of $4.0 million and a $3.7 billion accumulated deficit. To date, the Company has funded its operations from revenue, debt and equity financing, including the issuance of notes payable, warrants and redeemable preferred stock.

The Company has taken significant steps to reduce its expenses through personnel reductions and other cost reduction measures, including personnel reductions that reduced headcount to 101 by March 31, 2004, and multiple real estate settlement agreements that significantly reduced prospective rental expenses. While these efforts have significantly reduced the Company's expense levels, its operations are still drawing upon its cash reserves.

The Company's continued viability is dependent on its ability to generate revenues through sales of its Commerce One Conductor platform and composite process management solutions and to generate increasing revenues through sales of SRM products and services.

The Company is building the market opportunity for its Commerce One Conductor platform. The Conductor platform was released in early 2003 and sales of the platform thus far have not been significant. Although there can be no assurance that such efforts will increase Conductor revenues, the Company has hired a sales force focused on direct license sales of the Commerce One Conductor platform and related composite process management applications and released a new version of the Commerce One Conductor platform with enhanced functionality in October 2003.

In its most recent filings, the Company indicated that it was considering the sale of its Supplier Relationship Management (SRM) assets to generate additional necessary working capital. While there can be no assurance that the Company will not sell these assets in the future, the Company is not currently actively looking to sell its SRM assets. Currently, the Company plans to continue generating revenue through the direct license sales of SRM products and related services in conjunction with its direct license sales efforts relating to the Conductor platform. SRM revenues have been declining during the past 12 months. Although there can be no assurance that such efforts will increase SRM revenues, the Company plans to dedicate sales efforts focused on the SRM applications and is creating a product development plan to enhance the SRM products.

The Company believes that based on its current plans and expectations, it will have sufficient resources to meet its operating, working capital, investing and financing requirements for the 2004 fiscal year. However, the Company's $5.0 million promissory notes with ComVest and DCC Ventures are due on March 31, 2005 and the Company owes Peoplesoft approximately $2.1 million payable on February 22, 2005. As a result of these debt obligations, Commerce One believes that it will need to raise up to an additional $7.0 million in order to meet its $7.1 million repayment obligations.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. The results for the interim period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or for any future periods.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Commerce One Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

The Company generally has three categories of employee stock-based awards: restricted stock, stock options and a stock purchase plan. The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended. Under the intrinsic value method, the Company has only recorded stock-based compensation resulting from restricted stock issued and options assumed in various prior period acquisitions.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 to stock-based employee compensation (in thousands except per share data):

                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                          2004        2003
                                                       ----------  ----------

Net loss attributable to common stockholders -
   as reported....................................... $   (8,435) $  (29,328)
Add:  Stock-based compensation cost, included
  in the determination of net income as reported.....         --       1,047
Deduct: Total stock-based employee compensation
  expense determined under the fair value
  based method for all awards........................       (552)     (4,077)
                                                       ----------  ----------
Proforma net loss.................................... $   (8,987) $  (32,358)
                                                       ==========  ==========
Loss per share:
   Basic and diluted - as reported................... $    (0.28) $    (1.00)
                                                       ==========  ==========
   Basic and diluted - pro forma..................... $    (0.30) $    (1.11)
                                                       ==========  ==========

The weighted-average fair value for stock options granted were calculated using the Black-Scholes option-pricing model based on the following assumptions:

                                                                      2004
                                                                   ----------
Volatility.......................................................         94%
Weighted-average estimated life - stock options..................    3 years
Weighted-average estimated life - stock purchase plan............   6 months
Weighted-average risk - free interest rate.......................        1.9%
Dividend yield...................................................         --

Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (EITF) Issue No. 03-6 "Participating Securities and the Two- Class Method under FASB Statement No. 128," which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance would be applicable to the Company as of the quarter ending September 30, 2004. The Company is currently evaluating the potential impact of this pronouncement on its financial statements.

2. RESTRICTED INVESTMENTS

As of March 31, 2004, cash, cash equivalents, and short-term investments of approximately $1.2 million were restricted by certain obligations of Commerce One related to real estate and potential workers' compensation claims.

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

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                          2004        2003
                                                       ----------  ----------

     Net loss attributable to common stockholders.... $   (8,435) $  (29,328)
                                                       ==========  ==========

     Weighted average shares of common stock
      outstanding....................................     30,431      29,275
     Less:  Weighted average shares subject to
      to repurchase and forfeiture...................         --         (12)
                                                       ----------  ----------
     Weighted average shares of common stock
      outstanding used in computing basic and
      diluted net loss per share.....................     30,431      29,263
                                                       ==========  ==========

     Basic and diluted net loss per share............ $    (0.28) $    (1.00)
                                                       ==========  ==========

4. COMPREHENSIVE INCOME (LOSS)

SFAS 130, "Reporting Comprehensive Income," established standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income." "Other Comprehensive Income" refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three months ended March 31, 2004 and 2003 were as follows (in thousands):

                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                          2004        2003
                                                       ----------  ----------
Net loss attributable to common stockholders......... $   (8,435) $  (29,328)
Unrealized loss on investments.......................         --          (3)
Foreign currency translation adjustment..............        (15)       (104)
                                                       ----------  ----------
Comprehensive loss................................... $   (8,450) $  (29,435)
                                                       ==========  ==========

5. RESTRUCTURING COSTS

In January 2003, the Company adopted SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" for all restructuring plans initiated after December 31, 2002.  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized at fair value when the liability is incurred, not at the date of an entity's commitment to an exit plan as required under EITF Issue 94-3. Subsequent to initial recognition at fair value, restructuring liabilities are accreted to their estimated settlement amounts. Prior to January 1, 2003, the Company accounted for restructuring activities under EITF 94-3 and, as required under SFAS 146, continues to use EITF 94-3 to account for liabilities related to restructuring plans initiated prior to January 1, 2003. All restructuring charges have been reflected in "Restructuring costs" in the consolidated statement of operations.

2003 Restructuring Plans

The following tables summarize the activity related to restructuring plans initiated in 2003, and accounted for in accordance with FAS 146, for the three months ended March 31, 2003 and 2004 (in thousands):

2003 Restructuring Activities

                                        Accrued    Amounts               Accrued
                                        restruc-   charged               restruc-
                                         turing       to                  turing
                                        costs at   restruc-   Amounts    costs at
                                        December    turing     paid or     March
                                          31,      costs and   written     31,
                                          2002       other       off       2003
                                        ---------  ---------  ---------  ---------
January 2003 Plan:
  Lease cancellations and commitments. $      --  $     137  $      --  $     137
  Termination payments to employees
     and related costs................        --     10,085     (5,616)     4,469
  Write-off on disposal of assets
     and related costs................        --         81        (81)        --
                                        ---------  ---------  ---------  ---------
Total restructuring accrual
   and other.......................... $      --  $  10,303  $  (5,697) $   4,606
                                        =========  =========  =========  =========

January 2003 Plan

In January 2003, management approved and began to implement a restructuring plan aimed at further reducing its operating expenses while continuing to align Commerce One's resources around its core product initiatives. This first quarter activity was intended to reduce the Company's headcount by approximately 430 employees and payroll related expenses by $53 million annually. In the first quarter of 2003, the Company recorded approximately $10.3 million to restructuring charges, primarily in relation to severance pay, continued benefits, and outplacement services. Of this accrued amount, approximately $5.7 million was paid during the quarter ended March 31, 2003.

2004 Restructuring Activities

                                        Accrued    Amounts                          Accrued
                                        restruc-   charged                          restruc-
                                         turing       to                             turing
                                        costs at   restruc-              Amounts    costs at
                                        December    turing                paid or     March
                                          31,      costs and  Amounts     written     31,
                                          2003       other    reversed      off       2004
                                        ---------  ---------  ---------  ---------  ---------
January 2003 Plan:
  Lease cancellations and commitments. $     814  $      --  $    (250) $    (564) $      --
                                        ---------  ---------  ---------  ---------  ---------
                                             814         --       (250)      (564)        --
October 2003 Plan:
  Termination payments to employees
     and related costs................ $   1,412  $      --  $      --  $    (831) $     581
  Write-off on disposal of assets
     and related costs................       204         --         --       (123)        81
                                        ---------  ---------  ---------  ---------  ---------
                                           1,616         --         --       (954)       662
                                        ---------  ---------  ---------  ---------  ---------
Total restructuring accrual
   and other.......................... $   2,430  $      --  $    (250) $  (1,518) $     662
                                        =========  =========  =========  =========  =========

January 2003 Plan

In April 2003, in connection with the headcount reductions made under the January 2003 Plan, the Company entered into an agreement to terminate its Cambridge, Massachusetts office lease agreement by paying $750,000 cash, and agreeing to make two additional cash payments of $375,000 each to be paid in September 2004 and September 2005, respectively. As a result, the Company recorded a $1.5 million charge to restructuring in 2003 and established a restructuring liability for the additional cash payments. In January 2004, the Company settled the two future payments of $375,000 for one payment of $500,000 payable in January 2004. This $500,000 final payment was made to the landlord in January 2004 and the net savings of this renegotiation of $250,000 was recorded as a reversal to restructure expense in the first quarter of 2004. In addition, approximately $64,000 was paid as a final payment during the three months ended March 31, 2004 on another existing lease.

As a result of final payments made to landlords in the first quarter of 2004, all real estate activities and payments under this plan were completed by March 31, 2004.

October 2003 Plan

In October 2003, the Company continued to rationalize its operating expenses by implementing additional restructuring initiatives. The initiatives mainly focused on reducing worldwide headcount to 116 employees by the end of the fourth quarter of 2003 and to reduce payroll related expenses by $10 million annually. The remaining employee termination accrual of $1.4 million as of December 31, 2003 primarily related to payments to be made in 2004 in accordance with applicable French laws governing termination payments to employees. During the quarter ended March 31, 2004, the Company paid approximately $0.8 million to terminated French employees in the form of salary and severance pay. In addition, approximately $0.1 million was paid in connection with the disposal of assets associated with the French subsidiary.

The Company expects that the remaining liability of $0.7 million at March 31, 2004 for the October 2003 Plan will be paid in full by December 31, 2004.

2002 Restructuring Plans

In 2002, the Company implemented multiple restructuring plans (the "Plans") aimed at significantly reducing its operating expenses while realigning Commerce One's resources around its core product initiatives.  The Plans included costs such as separation pay, outplacement services and benefit continuation, as well as the termination of certain office leases, the divestiture of certain parts of Commerce One's Global Services division, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by employees who were terminated.

The following tables summarize the activity related to the restructuring plans initiated prior to January 1, 2003, and accounted for in accordance with EITF 94-3, for the three months ended March 31, 2003 and 2004 (in thousands):

2003 Restructuring Activities

                                        Accrued    Amounts                          Accrued
                                        restruc-   charged                          restruc-
                                         turing       to                             turing
                                        costs at   restruc-              Amounts    costs at
                                        December    turing                paid or     March
                                          31,      costs and  Amounts     written     31,
                                          2002       other    reversed      off       2003
                                        ---------  ---------  ---------  ---------  ---------
Lease cancellations and commitments... $  34,744  $      --  $      --  $  (4,492) $  30,252
Termination payments to employees
     and related costs................     1,513        800        (68)    (2,162)        83
Write-off on disposal of assets
     and related costs................       113         --        (94)       (10)         9
                                        ---------  ---------  ---------  ---------  ---------
Total restructuring accrual
   and other.......................... $  36,370  $     800  $    (162) $  (6,664) $  30,344
                                        =========  =========  =========  =========
Less non-current accrued restructuring
   charges............................                                               (19,789)
Accrued restructuring charges included                                              ---------
   within other accrued liabilities...                                             $  10,555
                                                                                    =========

The charge to restructuring for employee-related costs of approximately $0.8 million was due to a change in management estimates related to employee benefits plans adopted prior to January 1, 2003. Restructuring charges reversed in the quarter ended March 31, 2003 resulted from changes in management estimates relating to employee claims and the disposal price of equipment and other assets.  The remaining accrued restructuring costs for Plans adopted prior to January 1, 2003 relate primarily to lease payments contractually required of the Company on certain facilities, net of any estimated sublease amounts, expiring at various dates through 2011.

2004 Restructuring Activities

                                        Accrued    Amounts               Accrued
                                        restruc-   charged               restruc-
                                         turing       to                  turing
                                        costs at   restruc-   Amounts    costs at
                                        December    turing     paid or     March
                                          31,      costs and   written     31,
                                          2003       other       off       2004
                                        ---------  ---------  ---------  ---------
Lease cancellations and commitments... $     138  $      --  $     (35) $     103
                                                                         ---------
Accrued restructuring charges
   included within other current
   liabilities........................                                  $     103
                                                                         =========

During the three months ended March 31, 2004, approximately $35,000 was paid to landlords for continued lease payments on facilities under lease through the end of 2004, net of sublease income. All amounts accrued under this plan will be paid in full by December 31, 2004.

6. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases its principal office facilities under non-cancelable operating leases. Future minimum payments under operating leases, net of any contracted third-party sub-lease rental income at March 31, 2004 are as follows (in thousands):

                                        Operating
                                         leases
                                        ---------
Nine months ending December 31, 2004.. $   1,196
Year ended December 31,
   2005...............................     1,526
   2006...............................     1,382
   2007...............................     1,322
   2008...............................       187
                                        ---------
Total estimated cash flows............ $   5,613
                                        =========

Guarantees

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN 45.

Under its bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2004.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

The Company's software license agreements also generally include a performance guarantee that the Company's software products will substantially operate as described in the applicable program documentation for a period of 90 days after delivery. The Company also generally warrants that services that the Company performs will be provided in a manner consistent with reasonably applicable industry standards. Costs associated with these warranties are not expected to be material in nature and are expensed as incurred.

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

On April 19, 2002, plaintiffs' lawyers for the coordinated lawsuits filed an amended complaint consisting of a set of "Master Allegations" and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants. The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 (Exchange Act), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) as a result of alleged conduct of the underwriters of the IPO to engage in a scheme to under price the IPO and then artificially inflate our stock price in the aftermarket. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001. On July 15, 2002, the issuer defendants and individual defendants filed an omnibus motion to dismiss addressing issues generally applicable to the defendants as a group.  On October 9, 2002, the district court entered an order dismissing all of the living individual Commerce One officers and directors from the case without prejudice. On February 16, 2003, the district court entered an order denying most of the defenses asserted by the defendants in the omnibus motion to dismiss and allowing most of the case to proceed. A proposal has been made for the settlement and release of claims against the issuer defendants, including Commerce One.  Under the settlement proposal, the plaintiffs would dismiss the issuer defendants from the lawsuit (including Commerce One and named individual defendants) and continue to pursue their case against the underwriter defendants. In exchange for this dismissal, the D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1.0 billion. The Company's Board of Directors has approved Commerce One's participation in the settlement. The settlement remains subject to a number of conditions, including approval of the proposed settling parties and the court.  If settlement does not occur, and litigation against Commerce One continues, the Company believes that it has meritorious defenses and intends to defend the case vigorously.

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

Other Litigation

In December 2003, the Company entered into a settlement agreement with Covisint pursuant to which Covisint paid the Company $4,650,000. This payment was received on or before January 2, 2004. In connection with this agreement, the Company's existing technology agreement with Covisint has been cancelled, and Covisint's future payment obligations to the Company under such agreement have terminated.

7. TRANSACTIONS WITH SAP, COVISINT AND NTT

SAP

The Company entered into a strategic relationship with SAP in 2000 to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications.  In connection with this agreement, the Company also entered into an equity relationship with SAP. This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party.  These products were primarily targeted at electronic marketplace customers. Historically, SAP was instrumental in assisting the Company with selling the jointly developed products to SAP's customer base.  From 2000 to 2002, SAP accounted for a significant portion of the Company's license revenue.  However, these royalty payments declined in the past two years with the decline of the market for electronic marketplace solutions.  In the three months ended March 31, 2004 and 2003, SAP reported royalties to the Company of approximately $0 and $8.7 million, respectively, of which license revenues were approximately $0 and $0.4 million, respectively.

Over time, the relationship with SAP has changed and each company has phased out the jointly developed Enterprise Buyer procurement products and replaced such products with its own successor procurement products.  In addition, the market for the Marketset suite of products has declined substantially over the past two years with the decline in the electronic marketplace sector. In November 2003, SAP and Commerce One terminated the commercial relationship. As a result, the Company did not recognize any license revenue from SAP in the three months ended March 31, 2004 and does not expect to receive any license revenue in the remainder of 2004 or thereafter.

Historically, the Company has also generated revenue from its relationship with SAP by providing technical customer support and maintenance services to joint customers. This revenue represented approximately 0% and 5% of the Company's support and maintenance revenues in the three months ended March 31, 2004 and 2003, respectively. As a result of the termination of the SAP relationship in November 2003, the Company does not expect to receive revenues, if any, from SAP for technical support and maintenance in the remainder of 2004 or thereafter.

Covisint

During 2003, 2002 and 2001, the Company recognized revenues with Covisint, LLC (Covisint), a business-to-business electronic marketplace for the procurement of goods and services by automakers, their suppliers and others.  The Company holds a two percent equity interest in Covisint. In addition, the Company recently settled a payment dispute with Covisint and terminated the existing Technology Agreement with Covisint in December 2003, and received a total payment of $4,650,000. $750,000 of this amount was received on December 31, 2003 and the remainder (approximately $3.9 million) was received on January 2, 2004. In exchange for such payment, the Company entered into a new license agreement which licenses to Covisint certain software which had been licensed to it under the prior Technology Agreement.

NTT

During the three months ended March 31, 2004 and 2003, the Company recognized revenue from transactions with NTT Corporation ("NTT"). A member of the Company's Board of Directors currently serves as an executive of an NTT subsidiary.

Amounts included in revenues in the consolidated financial statements in connection with the transactions described above are as follows (in thousands):

                   Three Months Ended
                       March 31,
                 --------------------
                    2004       2003
                 ---------  ---------
Revenues:
   SAP......... $      --  $   1,520
   Covisint....        --         92
   NTT.........        81        114
                 ---------  -........
   Total....... $      81  $   1,726
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

9.  NOTES PAYABLE AND WARRANT LIABILITIES

In December 2003, the Company completed an agreement with the Company's landlord for its former headquarters in Pleasanton, California, Peoplesoft, Inc., to pre-pay the Company's total remaining $5.6 million rent obligation. Pursuant to this agreement, the Company paid Peoplesoft an initial cash payment of $1.5 million, an interest-free promissory note in the principal amount of approximately $2 million, and shares of restricted common stock with a market value of approximately $2.1 million based upon the issuance price. The approximate $2 million promissory note is due and payable in February 2005.

On December 31, 2003, the Company issued secured promissory notes in the aggregate principal amount of $5.0 million (the Notes) and warrants to purchase the Company's common stock (the Warrants) to ComVest and DCC for an aggregate purchase price of $5 million. Approximately $1.0 million and $4.0 million of the total $5.0 million were received in December 2003 and January 2004, respectively. The Notes bear interest at a rate varying from 6% to 10% over the term of the Notes, are due on March 31, 2005 or sooner upon the occurrence of certain events of default or other events, and are secured by certain assets related to the Company's SRM business and notes payable to the Company by eScout LLC. The Warrants have been fully exercised into an aggregate of 2,568,494 shares (the Warrant Shares) of the Company's common stock, at an exercise price of $0.0001 per share. Upon an event of default or a merger, a sale or change of control of the Company, or the sale, transfer or disposition of all or substantially all of the Company's assets (other than the sale of the Company's SRM assets), the Notes become convertible, subject to certain limitations, into shares of the Company's common stock at a conversion price based on 90% of the average closing bid price for the 5 trading days immediately following the later of the date of such event and the date of issuance of any press release announcing such event. The value of the contingent beneficial conversion feature of the Notes is approximately $0.6 million, and represents the value of the additional shares that would be received as a result of a conversion of the $5.0 million principal amount at a conversion price lower than the market value of the common stock. This value would be recorded as a charge to interest expense in the period the Notes become convertible.

The holders of the Notes and Warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission (SEC) to register the resale of the common stock issuable upon conversion of the Notes or the exercise of the Warrants. Under EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the ability to register stock is deemed to be outside of the Company's control. Accordingly, the fair value of the Warrants of $3.3 million has been recorded as an accrued warrant liability in the consolidated balance sheet at December 31, 2003, and was marked to market at the end of each quarter. The remaining proceeds from the $5 million note of $1.5 million are recorded as a discounted note payable at December 31, 2003, and will be amortized up to its stated principal amount using the effective interest rate method over the term of the note. As of March 31, 2004, warrant liabilities consisted of $2.7 million related to BayStar warrants (see Note 10). A warrant liability of an adjusted $4.9 million for the ComVest and DCC Ventures warrants was reclassified into equity during the three months ended March 31, 2004 as a result of ComVest and DCC Ventures exercising their warrants during this period. The adjustment to mark the warrant liability to market for the three months ended March 31, 2004 amounted to approximately $1.7 million and $0.7 million related to ComVest and DCC Ventures and BayStar, respectively, and such amounts were recorded to other expense.

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

The holders of the Series B Preferred Stock and warrants have registration rights that require the Company to file a registration statement with the SEC to register resale of the common stock issuable upon conversion of the Series B Preferred Stock and the common stock issuable upon exercise of the warrants. Under the initial agreement with Baystar, in the event the Company was unable to cause the registration statement to be declared effective by January 6, 2004, cash penalties of $5,000 per day were due to the holders during the period commencing on January 7, 2004 and ending on the date the registration statement is declared effective by the SEC. Under EITF 00-19, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial fair value of the warrants of $3.6 million has been classified as an accrued warrant liability in the consolidated balance sheet, and are marked to market at the end of each quarter.

The initial value attributed to the Series B Preferred Stock of $6.4 million represents a discount from its face value of $10 million. In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company has determined that the Series B Preferred Stock has a beneficial conversion feature of $3.3 million. The Company recorded this beneficial conversion feature, together with $3.6 million in adjustment of the preferred stock to its conversion value at date of issuance as a deemed dividend in the three-month period ended September 30, 2003. The carrying value includes $400,000 of accrued dividends through March 31, 2004.

The Series B Preferred Stock carries certain rights including the right of the holder to elect redemption if the underlying common shares are not registered by a certain date. Under the original agreement with the holder of Series B Preferred Stock, that date was April 5, 2004. On March 14, 2004, the Company completed a Consent and Amendment Agreement with the holder of the Series B Preferred Stock and related warrants to modify the holder's registration rights. The modification provides a 90-day extension to July 5, 2004 of the date upon which the holder can demand redemption in the event the Company is unable to have declared effective and maintain effectiveness of a registration statement with the SEC to register the resale of common stock issuable upon conversion of the Series B Preferred Stock and common stock issuable upon exercise of the warrants. As of March 31, 2004, the total redemption price would have been approximately $12,685,000. However, redemption is not considered probable, as an initial Registration Statement covering the underlying shares has been filed, and management believes that effective registration can be attained in the remaining time prior to July 5, 2004. Under the Consent and Amendment Agreement, the holder of Series B Preferred Stock also agreed to waive penalties through July 5, 2004 for failure to cause the registration statement to be declared effective of $5,000 per day. The Series B Preferred Stock is now redeemable at the option of the holder on July 5, 2004, in the event the Company is unable to cause the registration statement to be declared effective prior to that date. As consideration for this agreement, and in full satisfaction of related penalties of $375,000 incurred by the Company from January 2004 through the date of the modification, the Company paid to the holder $200,000 on April 1, 2004, and issued the holder 500,000 unregistered shares of the Company's common stock with an approximate value of $952,000 based on the average closing bid price of the Company's common stock for the five trading days preceding the modification. As a result, the Company recorded a charge to common stockholders of $1.2 million in the three-month period ending March 31, 2004. Accordingly, the carrying value of the Series B Preferred Stock was not accreted beyond the December 31, 2003 redemption price of $12,480,000, which represented 120% of the total face value plus accrued but undeclared dividends as of that date.

As consideration for this agreement, and in full satisfaction of related penalties of $375,000 incurred by the Company from January 2004 through the date of the modification, the Company paid to the holder $200,000 on April 1, 2004, and issued the holder 500,000 unregistered shares of the Company's common stock with an approximate value of $952,000 based on the average closing bid price of the Company's common stock for the five trading days preceding the modification. As a result, the Company recorded a charge to common stockholders of $1.2 million in the three-month period ending March 31, 2004. The Company has not provided additional accretion to increase the carrying value of the Series B Preferred Stock to its redemption value based on the Company's assessment at March 31, 2004 that it is not probable that these securities will become redeemable.

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

11. SUBSEQUENT EVENTS

On April 8, 2004, the Compensation Committee of the Board of Directors approved the grant of stock options to all employees of approximately 3,161,900 shares at an exercise price of $1.00. 785,000 of these shares were granted to the Company's President, Chairman and Chief Executive Officer, Mark Hoffman, and a total of 800,000 additional shares were granted to other executive officers of the Company. Mr. Hoffman's shares are scheduled to vest over a period of two years from date of grant with an initial six month cliff, and the remainder of the options granted are scheduled to vest over a three-year period with an initial six month cliff. As a result of this grant, the Company will record a total deferred stock compensation expense of approximately $2.2 million which will be amortized into expense over the vesting period of the options. In the event of termination of employment with the Company, amounts previously amortized for unvested and unexercised shares at the time of termination up to the amount previously expensed will be recorded as a reversal of stock compensation expense in that period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements.  These forward-looking statements include, but are not limited to, the following: management's belief that our available cash resources will be sufficient to finance our expected operating losses and working capital requirements through the 2004 calendar year; our expectations regarding our cash needs beyond 2004 and through June 30, 2005; our expectations that our dedicated sales efforts and product development efforts will increase license and services revenues relating to our Conductor platform and our SRM applications and that such increases will allow us to maintain our viability and assist in funding our operations through June 30, 2005; the expected decrease in cash expenditures as a result of, among other things, our expense reduction efforts; the expected growth of our business and related matters; the development and expected growth of a market for the Commerce One Conductor™  platform; the expectation that the Company will not sell and will retain the Supplier Relationship Management (SRM) assets; the benefits of our product offerings, including but not limited to statements regarding the ability of our products to provide efficiencies and cost savings associated with automating business processes; the ability of our Commerce One Conductor™  platform to integrate effectively with third party software applications; our ability to compete favorably with our competitors; the necessity of investing in product development for future success; the expectation that product development, sales, marketing, and administrative expenses will decrease in future periods; the potential benefits and/or gains associated with our restructuring efforts and divestitures; the potential benefits associated with outsourcing certain development work related to our products; the expected outcome of certain litigation and other disputes; the extent and timing of our expected restructuring charges; the expected impact of various accounting rules and pronouncements; whether we file additional patent applications; and the effect of interest rate, foreign currency exchange rate and equity price fluctuations. The words "believe," "expect," "intend," "plan," "project," "will" and similar words and phrases as they relate to Commerce One also identify forward-looking statements. Such statements reflect the current views and assumptions of Commerce One and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-Q, including those under the heading "Risk Factors." Commerce One expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

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

The portion of our license and service revenues attributable to sales outside the United States continues to be a substantial portion of our overall revenues. In the first quarter of 2004, approximately 31% of our license and service revenues were derived from sales outside the United States, compared to 31% in the year ended December 31, 2003 and 35% in the year ended December 31, 2002.

In 2001, 2002 and 2003, we downsized our Global Services division, which provides professional services to third parties, through reductions in force and divestitures. Although consulting services remain a substantial portion of our revenues, these actions have contributed to a general decline in the overall revenues received from our consulting services.

SPECIFIC EVENTS IN THE QUARTER ENDED MARCH 31, 2004

Renegotiation and Settlement of Certain Real Estate Obligations

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

Investment from BayStar Capital II, L.P.

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

Pursuant to the terms of the Series B Preferred Stock issued to BayStar, we may, upon the occurrence of certain events, be required to redeem all of the outstanding shares of Series B Preferred Stock. The events that could lead to redemption include failure to timely convert shares of Series B Preferred Stock into common stock when requested, to timely file, have declared effective and maintain the effectiveness of the registration statement on Form S-3 covering the resale of the common stock underlying the Series B Preferred Stock and the associated warrants or to maintain the listing of our common stock on the Nasdaq National Market or the Nasdaq SmallCap Market, or if we consummate a change of control (including a merger, acquisition or sale of all or substantially all of our assets) of Commerce One. As of the date of this Form 10-Q, the Form S-3 covering the resale of the common stock underlying the Series B Preferred Stock had not yet been declared effective by the SEC. Beginning in January 2004, we began incurring penalties of $5,000 per day until the registration statement is declared effective. Under the initial agreement with Baystar, in the event that the Form S-3 was not declared effective on or prior to April 5, 2004, we could have been required to redeem the Series B Preferred Stock for approximately $12 million or the fair market value of the common stock underlying the Series B Preferred Stock, whichever was greater, plus any accrued and unpaid dividends and other penalties which were estimated, as of December 31, 2003, to be approximately $1.2 million on April 5, 2004. On March 14, 2004, we entered into a Consent and Amendment Agreement with BayStar to amend certain provisions of our Registration Rights Agreement covering the registration of the Common Stock issuable upon conversion of our Series B Preferred Stock and the Common Stock issuable upon exercise of BayStar's warrants (collectively the "Registrable Securities"). Under this agreement, in exchange for a cash payment of $200,000 made on April 1, 2004 and issuance of approximately 500,000 shares of our common stock with an approximate value of $952,000 (based on the average closing bid price of our common stock for the five trading days preceding the issuance), BayStar agreed to extend the deadline by which our Registration Statement must be declared effective by the Securities and Exchange Commission by 90 days (to July 2, 2004). In addition, in exchange for such consideration, Baystar has agreed to waive the $5,000 per day penalties accrued thus far and up to and including July 4, 2004. If the Registration Statement is not declared effective on or before July 4, 2004, BayStar would have the right to redeem the Series B Preferred Stock for a price equal to the greater of 120% of the original purchase price of $10 million plus any accrued and unpaid dividends or the then current market value of the Series B Preferred Stock on an as-converted-to-Common Stock basis.

Significant Trends Affecting Our Business

Liquidity and Cash Flows from Operations. We had cash and cash equivalents and short-term investments of approximately $10.2 million at March 31, 2004, of which $9.0 million was unrestricted cash and short-term investments that can be used to fund operations. In 2003, we used cash in operating activities of approximately $91.2 million. We have taken significant steps to reduce our ongoing operating expenditures through personnel reductions, renegotiating and settling real estate obligations and other cost reduction measures. While these efforts have significantly reduced our operating expenditures, our operations are still drawing down our cash reserves. Our current cash position and expectations for the remainder of 2004 are discussed in more detail in the section below entitled "Liquidity and Capital Resources."

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

In addition, we do not expect that sales of the Commerce One Conductor TM platform will generate significant license revenue in the immediate future. In particular, in an effort to gain visibility of the product with our customers, we have provided the product to several "early adopter" customers under a program where the customer purchases the product at significantly reduced rates. We may continue to offer the product at reduced rates or pursuant to other similar programs in order to gain market acceptance. As a result, we do not anticipate that our average selling prices for our products will increase in the near future.

Industry Dynamics-Decline in Enterprise Spending. The enterprise software industry is characterized by several trends that may have a material impact on our strategic planning, results of operations and financial condition. One key trend has been the decline in spending on enterprise software as a result of the weakened global economy and uncertainty due to recent international events. This decline in enterprise spending has had a direct and significant adverse impact on our ability to generate license revenues from new and existing customers. The decline in spending has also been coupled with increased competition in our industry resulting in significant downward pricing pressure on our products. Taken together, these trends have resulted in a significant reduction in new sales and declining average selling prices for the products we do sell. In addition, we have only recently introduced our new product, and we expect that sales of such product will not generate significant license revenue in the immediate future. In particular, in an effort to gain visibility of the product with our customers, we have provided the product to several "early adopter" customers under a program where the customer purchases the product at significantly reduced rates. We may continue to offer the product at reduced rates or pursuant to other similar programs in order to gain market acceptance. As a result, we do not anticipate that our average selling prices for our products will increase in the near future.

Utilization of Our SRM Assets. In our most recent filings, we indicated that we were considering the sale of our SRM assets to generate additional necessary working capital. While there can be no assurance that we will not sell these assets in the future, we are not currently actively looking to sell our SRM assets. Currently, we plan to continue generating revenue through the direct license sales of our SRM products and related services in conjunction with our direct license sales efforts relating to the Conductor platform.

Recent Events

Stock Option Grant to Officers and Employees

On April 8, 2004, the Compensation Committee of the Board of Directors approved the grant of stock options to all employees of approximately 3,161,900 shares at an exercise price of $1.00. 785,000 of these shares were granted to the Company's President, Chairman and Chief Executive Officer, Mark Hoffman, and a total of 800,000 additional shares were granted to other executive officers of the Company. Beginning six months after the date of grant, Mr. Hoffman's shares are scheduled to vest over a period of two years, and the remainder of the options granted are scheduled to vest over a three-year period.

Recent Personnel Changes

On March 1, 2004, we announced several personnel changes at the Company. On February 16, 2004, Wain Beard, formerly a sales executive at Sybase, Inc., joined Commerce One as Senior Vice President of Worldwide Sales. Mr. Beard replaces Kip Quackenbush, who will assume the position of Senior Vice President, Channels. We also hired Ed Mueller as Senior Vice President of Marketing, effective March 1, 2004. Mr. Mueller replaces Narender Singh in this role, who has left Commerce One to pursue other opportunities. Prior to joining Commerce One, Mr. Mueller was an independent consultant and former executive and co- founder of ShortCycles, Inc. and db-Centric.

In addition, our Chief Financial Officer, Charles Boynton, recently notified us of his intention to resign his position to accept employment in Colorado. Currently, Mr. Boynton's expected departure date is approximately May 31, 2004. We have retained Todd Hagen, an Interim CFO, to replace Mr. Boynton. Our former Controller also departed the Company in the first quarter of 2004 to accept a position elsewhere and we have retained an Interim Controller to fill this role. We plan to conduct a search for permanent replacements for the CFO and Controller roles.

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

Subscription fees and hosting fees have not been significant and are not expected to be significant in the future. Revenues related to revenue sharing are recognized as earned based on customer transactions. Revenues related to hosting fees generally are recognized ratably over the term of the related contracts, typically one year. In January 2003, we divested to eScout LLC our CommerceOne.net division, which offered hosting, software subscription services, transaction-based marketplace services and content services. During 2002, we recognized service revenues totaling approximately $11.8 million from CommerceOne.net related services. During 2003, we recognized a total of approximately $3.2 million in services revenue from CommerceOne.net related services. Due to this divestiture, we will no longer offer these services. As a result of this divestiture, we received no transaction fees in 2003 or in the first quarter of 2004 and will no longer receive these fees in the future. In addition, our hosting revenue has declined substantially and will be limited solely to the recognition of revenue that previously had been deferred.

Deferred revenue consists of prepaid licenses fees as well as prepaid fees for royalties, services and maintenance and support agreements.

Allowance for Doubtful Accounts

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

During 2003 and the first quarter of 2004, we decreased the balance of our allowance for doubtful accounts primarily due to a decrease in our accounts receivable balance related to an overall revenue decline and collection on or write-off of accounts that were previously reserved. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make such payments, increases in the allowance may be required.

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

Our allowance for license performance claims was established in 2001 by charges to cost of license fees as a result of performance issues raised by certain license customers with outstanding receivable balances. This allowance has been reflected as a reduction to our accounts receivable balance since it relates to certain outstanding receivable balances. The performance matters raised in 2001 were resolved and at March 31, 2004, no allowance for performance claims was deemed necessary.

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

During the quarter ended September 30, 2003, we identified indicators of possible impairment relating to the Technology Agreement with Covisint.  The primary impairment indicator was the recent dispute and related negotiation with Covisint regarding Covisint's revenue sharing obligations. Because the projected undiscounted cash flows were below the current carrying value of the intangible asset, an impairment existed and we therefore performed a discounted cash flow analysis to value the asset. Based upon our analysis, we believe that the Technology Agreement with Covisint was valued at $6 million as of September 30, 2003. As a result, in the quarter ended September 30, 2003, we recorded an impairment charge of $8.4 million related to our Technology Agreement with Covisint. The presence of indicators of impairment in future periods may result in further impairment of our intangible assets. On December 30, 2003, we entered into a settlement agreement with Covisint pursuant to which Covisint paid us $4,650,000. As part of the agreement, the parties agreed to resolve the arbitration and a related state court action that had been pending between the parties, and we granted a fully paid software license to Covisint for certain Commerce One software that Covisint has used in its operations. We previously had licensed that software to Covisint under the Technology Agreement, which the parties agreed to terminate under certain conditions as part of the settlement. Covisint paid us in full by January 2, 2004. All litigation between the parties has now been permanently dismissed, and the Technology Agreement that previously governed the relationship between us and Covisint has terminated. As a result of the settlement, we recognized a charge to "Cost of license fees" of $6.0 million in the fourth quarter of 2003 due to the write down of the intangible asset related to the Technology Agreement.

Stock-based Compensation

We generally have three categories of employee stock- based awards: restricted stock, stock options and a stock purchase plan. We account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and have adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the intrinsic value method, the Company has only recorded stock-based compensation resulting from restricted stock issued and options assumed in various prior period acquisitions. In September 2003, the Board of Directors approved the acceleration of vesting of certain "out-of-the-money" employee stock options related to the prior acquisitions of Exterprise, Mergent and AppNet. As a result of the full vesting of these stock options, we do not expect to incur any future additional charge to stock compensation expense for deferred compensation related to these prior acquisitions.

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

Restructuring Accrual

We have undergone multiple restructuring transactions during 2001, 2002 and 2003. In accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", the cost associated with transactions initiated in 2001 and 2002 have been charged to restructuring expense in the period in which we committed to the restructuring plan. The charges relating to the consolidation and closing of facilities and asset dispositions required significant estimates to determine the amount of future payments to be accrued as a part of the restructuring activity. A change in the circumstances related to the plan for closure of the facilities could result in additional charges or the reversal of prior charges taken.

In June 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities."  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan, as required under EITF 94-3.   The provisions of SFAS 146 were effective for exit or disposal activities initiated after December 31, 2002.  During 2003, we recorded restructuring costs of $20.7 million under the provisions of SFAS 146. The adoption of SFAS 146 may affect the timing of recognizing future restructuring costs and the amounts recognized under such costs.

Our restructuring charges and accrual have been based on our estimates of future headcount and facility requirements. If we determine that our actual requirements are less than our estimated requirements, we may be required to record additional charges to further reduce our headcount and to close additional facilities. In addition, our restructuring accrual is based on other estimates including estimates of future sublease income and estimates of benefits to be paid to terminated employees. At March 31, 2004, our restructuring liabilities were primarily comprised of estimated payments to terminated employees. We do not expect actual payments to differ significantly from our estimates.

RELATIONSHIP WITH SAP

Relationship with SAP AG

Termination of Commercial Relationship

We entered into a strategic relationship with SAP in 2000 to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications.  This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party.  These products were primarily targeted at electronic marketplace customers. Historically, SAP was instrumental in assisting us with selling the jointly developed products to SAP's customer base.  From 2000 to 2002, SAP accounted for a significant portion of our license revenue.  However, these royalty payments declined in the past two years with the decline of the market for electronic marketplace solutions.  In the first quarter of 2004 and 2003, SAP license revenues were approximately $0 and $0.4 million, respectively.

Over time, the relationship with SAP has changed and each company has phased out the jointly developed Enterprise Buyer procurement products and replaced such products with its own successor procurement products.  In addition, the market for the Marketset suite of products has declined substantially over the past two years with the decline in the electronic marketplace sector. In November 2003, SAP and Commerce One terminated the commercial relationship. As a result, we received only $0.4 million in license revenue from SAP in 2003, we received no license revenue in the first quarter of 2004 and do not expect to receive any license revenue in the remainder of 2004 or thereafter.

Equity Relationship

At the time we entered into the strategic alliance agreement with SAP in 2000, we sold 505,955 shares of our common stock to SAP for an aggregate purchase price of approximately $250 million.

Subsequently, in 2001, we sold an additional 4,748,477 shares of our common stock to SAP for an aggregate purchase price of approximately $225 million.

In connection with our issuance of common stock to SAP, we entered into various agreements that restrict SAP's ability to acquire more than 23% of our outstanding common stock or otherwise attempt to acquire control of Commerce One, limit its transfer of the shares of common stock that it purchased from us and, in very limited ways, affect SAP's ability to vote its shares of our common stock.  We also granted SAP certain rights to require us to register the resale of its shares of our common stock, certain pro rata rights to acquire additional shares of our common stock and the right to have a designee appointed to our board of directors or to send an observer to our board of directors meetings.  As of March 31, 2004, SAP has not exercised its right to have such a designee appointed, but has exercised its right to send an observer to our board of directors meetings.

Certain of the transfer restrictions imposed upon SAP's ability to sell our common stock expired upon the termination of the SAP relationship in November 2003 and most of the remaining transfer restrictions will terminate on June 28, 2004. The standstill restrictions imposed upon SAP, as well as their pro rata rights, will also terminate on June 28, 2004.

As of March 31, 2004, through its purchases from us and on the open market, we believe that SAP beneficially owned approximately 20% of our outstanding common stock.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents and investments of approximately $10.2 million at March 31, 2004 compared to approximately $74.6 million at March 31, 2003. The amounts as of March 31, 2004, included approximately $1.2 million that collateralized certain of our obligations related to operating lease agreements for computer equipment and office facilities and potential workers compensation claims. As of March 31, 2004, we had $9.0 million in unrestricted cash and short-term investments that could be used to fund our operations.

Net Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $3.2 million for the three months ended March 31, 2004 compared to approximately $43.3 million for the three months ended March 31, 2003. Cash used in operating activities for the period ended March 31, 2004 resulted primarily from the net loss, excluding non-cash charges for amortization and depreciation, an approximate $1.3 million decrease due to deferred revenue and an approximate $1.8 million decrease due to other liabilities partially offset by an approximate $3.9 million increase due to collections on receivables and an approximate $2.3 million non-cash increase due to an adjustment to the mark-to- market valuation of the warrant liability. Net cash used in operating activities for the three months ended March 31, 2003 resulted primarily from the net loss, adjusted for non-cash items including depreciation and amortization, and an approximate $5.0 million decrease in restricted investments, an approximate $2.9 million decrease in prepaid expenses and other current assets, an approximate $4.6 million decrease in other liabilities and an approximate $2.0 million decrease in deferred revenue.

Net Cash Provided by Investing Activities

Net cash provided by investing activities totaled approximately $1.4 million for the three months ended March 31, 2004. Cash provided by investing activities in the current period related primarily to the maturity of short-term investments of $1.6 million, offset by the purchase of short-term investments of approximately $0.2 million. Cash provided by investing activities was $5.7 million in the three months ended March 31, 2003 and related to the maturity of short-term investments of $5.7 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $3.9 million for the three months ended March 31, 2004. No cash was used or provided by financing activities for the three months ended March 31, 2003. The net cash provided by financing activities in the three months ended March 31, 2004 resulted from proceeds of approximately $3.8 million due from ComVest in connection with the debt financing we completed with them as of December 31, 2003.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2004, and the effects such obligations are expected to have on our liquidity and cash flows in certain future periods after March 31, 2004 (in thousands):

                                         Less                              5 years
                                         than      1 to 3     4 to 5         and
                              Total    one year     years      years      thereafter
                            ---------  ---------  ---------  ---------    ---------
Non-cancelable operating
  lease obligations......... $   5,613  $   1,247  $   4,179  $     187   $       --
Accrued restructuring cost         763        763         --         --           --
PeopleSoft note payable.....     2,039      2,039         --         --           --
ComVest/DCC notes payable...     5,507      5,507         --         --           --
Warrant liability...........     2,682         --         --         --        2,682
                              ---------  ---------  ---------  ---------    ---------
Total....................... $  16,604  $   9,556  $   4,178  $     187   $    2,682
                              =========  =========  =========  =========    =========

The above table does not include the redemption value of approximately $12.5 million of the Series B Preferred Stock issued to BayStar in the event that the underlying common shares are not registered by a certain date (see discussion of BayStar redemption in "Sources of Liquidity and Capital" section below).

Real Estate Obligations

As of March 31, 2004, Commerce One leased office space in four locations throughout the United States, which represent the majority of our real estate obligations. We have subleased, reduced or otherwise renegotiated a significant portion of the long-term real estate obligations for our surplus office space in the United States, but some of our existing space remains underutilized. In addition, we lease several smaller and/or temporary locations in Europe to support our international operations.

The Company's total non- cancelable operating lease obligations as of March 31, 2004 was $5.6 million. We have no significant capital commitments or obligations other than those described in the analysis above. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor have we any commitment or intent to provide additional funding to any such entity.

Sources of Liquidity and Capital

We have historically satisfied our cash requirements primarily through the issuances of equity securities and, to a significantly lesser extent, through debt financing.

On December 31, 2003, we issued secured promissory notes in the aggregate principal amount of $5.0 million and warrants to purchase our common stock to ComVest and DCC Ventures (collectively "ComVest") for an aggregate purchase price of $5.0 million. Of this amount, $1.0 million was received on December 31, 2003. The remaining $4.0 million, recorded at December 31, 2003 as a short-term note receivable, was received on January 3, 2004.

On December 30, 2003, we entered into a Settlement Agreement with Covisint, LLC (Covisint) pursuant to which Covisint paid us $4,650,000. As part of the agreement, the parties resolved an arbitration and a separate Michigan state court action that had been pending between the parties, and we granted a fully paid software license to Covisint for certain Commerce One software that Covisint has used in its operations. $750,000 of the $4,650,000 payment from Covisint was on December 31, 2003 and the remainder (approximately $3,900,000) was received on January 2, 2004.

We had cash and cash equivalents and short-term investments of approximately $10.2 million at March 31, 2004, of which $9.0 million was unrestricted cash and short-term investments that can be used to fund operations. In the first quarter of 2004, our net total restricted cash decreased by approximately $1.9 million primarily due to a purchase of leased equipment with a lessor whereby certificates of deposit totaling approximately $1.6 million were released by the lessor in exchange for the equipment. Our net total unrestricted cash increased by approximately $2.0 million. This cash was used primarily to fund our operations. In addition, we received approximately $4.6 million in January from the settlement with Covisint described above. We have taken significant steps to reduce our ongoing operating expenditures, including a personnel reduction in October 2003 that reduced our headcount to approximately 101 employees at March 31, 2004, and multiple real estate settlements. While these efforts have significantly reduced our operating expenditures, our operations are still drawing down our cash reserves.

Our continued viability is in part dependent on our ability to generate revenues through sales of Commerce One Conductor platform and composite process management solutions and on our ability to generate increasing revenues through sales of SRM products and services.

We are building the market opportunity for our Commerce One Conductor platform. The Conductor platform was released in early 2003 and sales of the platform thus far have not been significant. Although there can be no assurance that such efforts will increase our Conductor revenues, we have hired a sales force focused on direct license sales of the Conductor platform and related composite process management applications and we released a new version of the Conductor platform with enhanced functionality in October 2003.

In our most recent filings, we indicated that we were considering the sale of our Supplier Relationship Management (SRM) assets to generate additional necessary working capital. While there can be no assurance that we will not sell these assets in the future, we are not currently actively looking to sell our SRM assets. Currently, we plan to continue generating revenue through the direct license sales of SRM products and related services in conjunction with our direct license sales efforts relating to the Conductor platform. SRM revenues have been declining during the past 12 months. Although there can be no assurance that such efforts will increase our SRM revenues, we plan to dedicate sales efforts focused on our SRM applications and we are creating a product development plan to enhance the SRM products.

Based upon our current plans and expectations, we believe that we will have sufficient cash to fund our operations through the remainder of 2004. However, plans and expectations are inherently uncertain and if our revenues do not meet our expectations or we encounter expenses or cash outlays that are greater than anticipated, we may not have sufficient cash to sustain our operations through 2004. In addition, we believe that we will need to increase our revenues and/or raise additional capital to meet our liquidity and capital needs beyond 2004. We may seek to raise additional capital through, among other things, potential asset sales, additional equity or debt financings, or some combination of these. As announced previously, the Company has retained Broadview International LLC to evaluate various strategic alternatives. Previously, we announced that we were considering the sale of our Supplier Relationship Management (SRM) applications. Although no assurance can be provided that such sale will not occur and plans and expectations are inherently uncertain, the Company is not currently actively pursuing the sale of such applications. Our $5.0 million promissory notes with ComVest and DCC Ventures (the "ComVest Notes") are secured by, among other things, the SRM applications and a $2.0 million note from eScout LLC issued to us in conjunction with the sale of our CommerceOne.net assets to eScout in January of 2003. We will need to repay the ComVest Notes at their maturity date in March 2005. The eScout note is due to be paid to us in January 2005 and the proceeds will need to be used for repayment to ComVest at such time pursuant to the terms of our agreement with ComVest, if the ComVest Notes have not yet been repaid. In addition, pursuant to a real estate settlement we entered into with PeopleSoft, Inc., our former landlord in Pleasanton, California, we owe PeopleSoft approximately $2.1 million on February 22, 2005 ("PeopleSoft Note"). As a result of these debt obligations, we believe that we will need to raise up to an additional $7.0 million in order to meet our $7.1 million repayment obligations on the PeopleSoft Note and the ComVest Notes, which are due in February 2005 and March 2005, respectively. We believe that these amounts, in conjunction with our expected revenues, will provide us with sufficient cash to fund our operations through June 30, 2005. If actual revenues fall short of our expectations, we believe that we will need to raise approximately an additional $2.0-5.0 million to fund our operations through June 30, 2005. We cannot currently estimate our specific financing needs beyond June 30, 2005, but may need to raise additional financing at that time.

The current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding. In addition, the rights of our Series B Preferred Stock holder, BayStar, or our secured lenders, ComVest and DCC Ventures, may discourage other potential investors and diminish our ability to obtain additional financing. If our revenues do not meet our expectations, we are unable to obtain additional financing, or we encounter expenses or cash outlays that are larger than expected, our remaining cash reserves may not be sufficient to sustain our operations through 2004 or beyond. In addition, our Series B Preferred Stock will become redeemable on July 5, 2004 unless we are able to have declared effective and maintain the effectiveness of a registration statement covering the resale of underlying common stock by July 2, 2004. If BayStar chooses to exercise its redemption right at that time, we would not have sufficient cash to cover such redemption and our ability to fund our operations would be severely damaged. If we do not have sufficient cash to fund our operations, we will need to pursue other alternatives such as the sale of some or all of our assets, dramatically reducing or discontinuing some or all of our operations or filing for bankruptcy protection. If we do file for bankruptcy protection, there can be no assurance that we can effectively reorganize under Chapter 11 of the Bankruptcy Code or that we would be able to earn sufficient proceeds from a liquidation under Chapter 7 of the Bankruptcy Code to pay all of our creditors or provide any proceeds to our stockholders.

The forecasts of the periods of time through which our financial resources will be adequate to support our operations and all related statements are forward-looking statements that involves risks and uncertainties, and actual results could vary materially as a result of the factors described in this paragraph and in the section entitled "Risk Factors."

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenue

Total revenues for the three months ended March 31, 2004 decreased to approximately $2.7 million compared to $13.1 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, one customer, Exostar, accounted for more than 10% of our revenue at 31%. For the three months ended March 31, 2003, other than revenues earned through transactions with SAP, which accounted for approximately 12% of our revenue, one other customer, Exostar, accounted for more than 10% of our revenue at 16%.

License Revenue

License revenues for the three months ended March 31, 2004 decreased to approximately $0.3 million compared to $2.2 million for the three months ended March 31, 2003. In 2004, a significant portion of the $2.0 million decrease in license revenue was due to a significant drop in SAP license royalties. SAP royalties in first quarter of 2004 were $0, a decrease of $0.4 million from the same period in 2003. The remaining $1.6 million reduction in license revenue is due to a decrease in the number of customers. The average license revenue per customer was $121,000 in 2004, a 3% decrease from the $125,000 in 2003. Excluding SAP, we recognized license revenues relating to 2 specific customers in 2004, an 85% decrease from the same period in the prior year. In the first quarter of 2004, the decrease in license revenues relative to prior years primarily resulted from the change in focus from our previous generation of products; a significant slowdown in technology spending coupled with the continued general economic downturn; and intense competition in the market for packaged SRM applications, to which we were a relatively new entrant in 2001and 2002. In November 2003, we terminated our relationship with SAP and as a result, we do not expect to receive any revenues from SAP for technical support and maintenance in the remainder of 2004 or thereafter.

Direct license sales of our SRM applications in both object code and source code form represented the substantial majority of our license revenues in 2003 and represented all of our license revenues in the first quarter of 2004. We introduced our Commerce One Conductor™ platform in 2003, and license fees from this platform have not represented a substantial portion of our license revenues to date. Going forward, we plan to focus our sales efforts on our Commerce One Conductor platform as well as our SRM applications.

Services Revenue

Services revenues for the three months ended March 31, 2004 decreased to $2.4 million compared to $10.9 million in the same period in the prior year. The percentage of our revenues attributable to professional services in the first quarter of 2004 increased again as compared to the same period in 2003, and professional services remained the largest portion of our overall revenue.  The services revenue decrease in the first quarter of 2004 as compared to the same period in the prior year resulted primarily from the downsizing of the Global services division through reductions in force and divestitures of various Global Services divisions amounting to approximately $2.8 million, an approximate $0.6 million reduction in the amounts received from various historical revenue-sharing arrangements (primarily Covisint, with whom we were engaged in a payment dispute throughout 2003), continued termination and reduction of support and maintenance agreements by existing customers amounting to approximately $2.2 million, particularly our electronic marketplace customers, and an approximate $2.9 million decrease in revenues from maintenance, hosting services and other revenue services commensurate with the overall decline in license revenues.  We expect that services revenues will decrease in 2004 as compared to 2003 primarily due to the decrease in the number of employees in our professional service division.  Our services revenues may also decline if we are unable to maintain our prices and utilization rates. Our new Commerce One Conductor™ platform product was released for general availability in March 2003, and has not generated, nor do we expect it to generate, significant services engagements or maintenance revenues in the short term until the product is more broadly used by our customers.

In January 2003, we closed the sale of CommerceOne.net, our marketplace services business, consisting of auction services, subscription services, content services and hosting services, to eScout.  During 2003, we recognized a total of approximately $3.2 million in services revenue from CommerceOne.net related services.  Subsequent to this sale, Commerce One no longer offers these services and therefore did not receive any additional revenues related to these services in the first quarter of 2004 and will not in the future.

Payments received from our strategic alliance with SAP constituted a substantial portion of our total revenues during the three months ended March 31, 2003.  Total revenues received from SAP were approximately $0 and $1.5 million for the three months ended March 31, 2004 and 2003, respectively, of which license revenues were approximately $0 and $0.4 million.  Due to the termination of our relationship with SAP, we do not expect to receive revenues from SAP in the remainder of 2004 or thereafter.

Cost of Revenues

Cost of revenues consisting of cost of services and cost of licenses were approximately $1.7 million, or 52% of total revenues, in the three months ended March 31, 2004; and $9.2 million, or 70% of total revenues, in the three months ended March 31, 2003.

Cost of License Fees

Cost of license fees were $0.3 million in the three months ended March 31, 2004, compared to $0.3 million in the three months ended March 31, 2003. In the first quarter of 2004, cost of license fees was composed entirely of third party software royalties of approximately $0.3 million.  This compares to cost of license fees in the first quarter of 2003 of a negative $0.2 million due to reserve adjustments for that period offset by an approximate $0.5 million in amortization related to the Technology Agreement with Covisint.

Cost of Services

Cost of services, which primarily consists of consulting, personnel and related cost, software maintenance and training costs, was $1.4 million for the three months ended March 31, 2004 and $8.9 million for the three months ended March 31, 2003. The decrease in cost of services in the first quarter of 2004 resulted primarily from an approximate $4.2 million decrease in salaries and wages resulting from the downsizing of the Global Services division through reductions in force and divestitures of certain business segments, an approximate $0.5 million decrease in depreciation expense, an approximate $0.9 million decrease in outside consulting expenses, an approximate $0.5 million decrease in IT spending, an approximate $0.3 million decrease in insurance, an approximate $0.8 million decrease in rent and a decrease of approximately $0.3 million of other expenses, primarily reduced facilities and associated costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related cost and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $1.2 million for the three months ended March 31, 2004 compared to approximately $7.9 million for the three months ended March 31, 2003. The decrease in 2004 was primarily attributable to an approximate $4.0 million decrease in salaries and wages due to an overall decrease in the average number of sales and marketing personnel during the year, an approximate $0.3 million decrease in depreciation expense, an approximate $0.4 million decrease in IT spending, an approximate $0.5 million decrease in rent, an approximate $0.2 million decrease in insurance, and an approximate $1.1 million decrease in outside services and consulting expenses and an approximate $0.2 million decrease in other charges, primarily rent and telephone charges as a result of the reduced workforce.

Product Development Expenses

Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $1.9 million for the three months ended March 31, 2004 compared to approximately $11.4 million for the three months ended March 31, 2003. In 2004, these expenses related primarily to the development of our new Commerce One Conductor™ platform product, as well as certain expenses pertaining to ongoing development of our SRM applications. The decrease in 2004 in product development expenses was primarily attributable to an approximate $7.3 million decrease in salaries and wages due to an overall decrease in the average number of product development personnel employed during the year, an approximate $1.0 million decrease in rent, an approximate $0.5 million decrease in IT spending, an approximate $0.6 million decrease in depreciation expense and a decrease of approximately $0.1 million of other charges primarily consisting of travel-related expenses.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses were approximately $2.8 million for the three months ended March 31, 2004 compared to approximately $2.4 million for the three months ended March 31, 2003. The increase in the first quarter of 2004 was primarily attributable to a decrease of approximately $1.6 million in salary and wages resulting from an overall decrease in the average number of general and administrative personnel employed during the quarter and an approximate $0.5 million in other savings, offset by an approximate $0.4 million increase in consultant expenses, and an approximate $1.3 million increase in IT expenses associated with the IT allocation based on a pro rata allocation of headcount to each department. In addition, there was an approximate $0.8 million increase in bad debt expense which consisted of a negative balance of $0.5 million in the first quarter of 2004 as a result of customer collections and lower sales, compared to a negative balance of $1.3 million in the first quarter of 2003 due to a reversal of reserves for bad debts associated with customer collections and lower sales.

Stock Compensation

Stock compensation expenses result from the grant of stock options, grant of restricted common stock and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock. Stock compensation expense was $0 in the first quarter of 2004 compared to approximately $1.0 million in the first quarter of 2003.

Due to the grant to employees and officers on April 8, 2004 of approximately 3,161,900 stock options at an exercise price of $1.00, we expect that we will incur a total stock compensation expense of approximately $2.2 million over the vesting period. As employees terminate their employment with the Company, the value of their unvested shares at time of termination up to the amount previously expensed will be recorded as a reversal of stock compensation expense in that period. (See "Recent Events" above for a more detailed description).

Restructuring Charges

2003 Restructuring Plans

The following tables summarize the activity related to restructuring plans initiated in 2003, and accounted for in accordance with FAS 146, for the three months ended March 31, 2003 and 2004 (in thousands):

2003 Restructuring Activities

                                        Accrued    Amounts               Accrued
                                        restruc-   charged               restruc-
                                         turing       to                  turing
                                        costs at   restruc-   Amounts    costs at
                                        December    turing     paid or     March
                                          31,      costs and   written     31,
                                          2002       other       off       2003
                                        ---------  ---------  ---------  ---------
January 2003 Plan:
  Lease cancellations and commitments. $      --  $     137  $      --  $     137
  Termination payments to employees
     and related costs................        --     10,085     (5,616)     4,469
  Write-off on disposal of assets
     and related costs................        --         81        (81)        --
                                        ---------  ---------  ---------  ---------
Total restructuring accrual
   and other.......................... $      --  $  10,303  $  (5,697) $   4,606
                                        =========  =========  =========  =========

January 2003 Plan

In January 2003, management approved and began to implement a restructuring plan aimed at further reducing its operating expenses while continuing to align our resources around our core product initiatives. This first quarter activity was intended to reduce our headcount by approximately 430 employees and payroll related expenses by $53 million annually. In the first quarter of 2003, we recorded approximately $10.3 million to restructuring charges, primarily in relation to severance pay, continued benefits, and outplacement services. Of this accrued amount, approximately $5.7 million was paid during the quarter ended March 31, 2003.

2004 Restructuring Activities

                                        Accrued    Amounts                          Accrued
                                        restruc-   charged                          restruc-
                                         turing       to                             turing
                                        costs at   restruc-              Amounts    costs at
                                        December    turing                paid or     March
                                          31,      costs and  Amounts     written     31,
                                          2003       other    reversed      off       2004
                                        ---------  ---------  ---------  ---------  ---------
January 2003 Plan:
  Lease cancellations and commitments. $     814  $      --  $    (250) $    (564) $      --
                                        ---------  ---------  ---------  ---------  ---------
                                             814         --       (250)      (564)        --
October 2003 Plan:
  Termination payments to employees
     and related costs................ $   1,412  $      --  $      --  $    (831) $     581
  Write-off on disposal of assets
     and related costs................       204         --         --       (123)        81
                                        ---------  ---------  ---------  ---------  ---------
                                           1,616         --         --       (954)       662
                                        ---------  ---------  ---------  ---------  ---------
Total restructuring accrual
   and other.......................... $   2,430  $      --  $    (250) $  (1,518) $     662
                                        =========  =========  =========  =========  =========

January 2003 Plan

In April 2003, in connection with the headcount reductions made under the January 2003 Plan, we entered into an agreement to terminate our Cambridge, Massachusetts office lease agreement by paying $750,000 cash, and agreeing to make two additional cash payments of $375,000 each to be paid in September 2004 and September 2005, respectively. As a result, we recorded a $1.5 million charge to restructuring and established a restructuring liability for the additional cash payments. In January 2004, we settled the two future payments of $375,000 for one payment of $500,000 payable in January 2004. This $500,000 final payment was made to the landlord in January 2004 and the net savings of this renegotiation of $250,000 was recorded as a reversal to restructure expense in the first quarter of 2004. In addition, a final payment of approximately $64,000 was paid during the three months ended March 31, 2004 on another existing lease.

As a result of final payments made to landlords in the first quarter of 2004, all real estate activities and payments under this plan were completed by March 31, 2004.

October 2003 Plan

In October 2003, we continued to rationalize our operating expenses by implementing additional restructuring initiatives. The initiatives mainly focused on reducing worldwide headcount to 116 employees by the end of the fourth quarter of 2003 and to reduce payroll related expenses by $10 million annually. The remaining employee termination accrual of $1.4 million as of December 31, 2003 primarily related to payments to be made in 2004 in accordance with applicable French laws governing termination payments to employees. During the quarter ended March 31, 2004, we paid approximately $0.8 million to terminated French employees in the form of salary and severance pay. In addition, approximately $0.1 million was paid in connection with the disposal of assets associated with the French subsidiary.

We expect that the remaining liability of $0.7 million at March 31, 2004 for the October 2003 Plan will be paid in full by December 31, 2004.

2002 Restructuring Plans

In 2002, we implemented multiple restructuring plans (the "Plans") aimed at significantly reducing our operating expenses while realigning our resources around our core product initiatives.  The Plans included costs such as separation pay, outplacement services and benefit continuation, as well as the termination of certain office leases, the divestiture of certain parts of Commerce One's Global Services division, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by employees who were terminated.

The following tables summarize the activity related to the restructuring plans initiated prior to January 1, 2003, and accounted for in accordance with EITF 94-3, for the three months ended March 31, 2003 and 2004 (in thousands):

                                        Accrued    Amounts                          Accrued
                                        restruc-   charged                          restruc-
                                         turing       to                             turing
                                        costs at   restruc-              Amounts    costs at
                                        December    turing                paid or     March
                                          31,      costs and  Amounts     written     31,
                                          2002       other    reversed      off       2003
                                        ---------  ---------  ---------  ---------  ---------
Lease cancellations and commitments... $  34,744  $      --  $      --  $  (4,492) $  30,252
Termination payments to employees
     and related costs................     1,513        800        (68)    (2,162)        83
Write-off on disposal of assets
     and related costs................       113         --        (94)       (10)         9
                                        ---------  ---------  ---------  ---------  ---------
Total restructuring accrual
   and other.......................... $  36,370  $     800  $    (162) $  (6,664) $  30,344
                                        =========  =========  =========  =========
Less non-current accrued restructuring
   charges............................                                               (19,789)
Accrued restructuring charges included                                              ---------
   within other accrued liabilities...                                             $  10,555
                                                                                    =========

2003 Restructuring Activities

The charge to restructuring for employee-related costs of approximately $0.8 million was due to a change in management estimates related to employee benefits plans adopted prior to January 1, 2003. Restructuring charges reversed in the quarter ended March 31, 2003 resulted from changes in management estimates relating to employee claims and the disposal price of equipment and other assets.  The remaining accrued restructuring costs for Plans adopted prior to January 1, 2003 relate primarily to lease payments contractually required of us on certain facilities, net of any estimated sublease amounts, expiring at various dates through 2011.

2004 Restructuring Activities

                                        Accrued    Amounts               Accrued
                                        restruc-   charged               restruc-
                                         turing       to                  turing
                                        costs at   restruc-   Amounts    costs at
                                        December    turing     paid or     March
                                          31,      costs and   written     31,
                                          2003       other       off       2004
                                        ---------  ---------  ---------  ---------
Lease cancellations and commitments... $     138  $      --  $     (35) $     103
                                                                         ---------
Accrued restructuring charges
   included within other current
   liabilities........................                                  $     103
                                                                         =========

During the three months ended March 31, 2004, approximately $35,000 was paid to landlords for continued lease payments on facilities under lease through the end of 2004. All amounts accrued under this plan will be paid in full by December 31, 2004.

Amortization of Intangible Assets

Amortization of intangible assets totaled approximately $0.2 million in the three months ended March 31, 2004 compared to approximately $0.1 million in the three months ended March 31, 2003.  The amortization of intangible assets in these periods resulted from the acquisitions of Exterprise in 2001 and Mergent and AppNet during 2000. The approximate $0.1 million decrease quarter over quarter in amortization is a result of impairments of various intangible assets and also certain intangible assets being subsumed by goodwill as part of the adoption of SFAS 141 "Business Combinations".  Goodwill is no longer amortized in accordance with SFAS 142.

Interest Income and Other, Net

Interest income and other, net in the three months ended March 31, 2004 of negative $1.8 million was comprised of a $2.4 million loss from the mark-to-market adjustment of our warrant liability, offset by an approximately $0.4 million gain from a settlement on a previously disputed license receivable, and approximately $0.2 million of interest income. Interest income and other, net in the three months ended March 31, 2003 was comprised of approximately $0.7 million in currency differences and approximately $0.3 million in interest income.

Interest Expense

Interest expense in the three months ended March 31, 2004 was comprised of $0.6 million in interest expense compared to approximately $0.3 million in the three months ended March 31, 2003.

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

As of March 31, 2004, we had approximately $10.2 million in cash and cash equivalents, restricted cash and investments. Of this amount, approximately $9.0 million represented unrestricted cash and short-term investments that we can use to fund operations. Because our business operations currently use more cash than is generated, the cash used each quarter substantially reduces the cash available to fund our continuing operations and future capital requirements. Although we expect that our cash outflows will decrease as a result of our continuing expense reduction efforts, we will continue to have significant negative cash flows from operations.

In October 2003, we took additional steps to reduce our operational expenses, including further reductions in force. We believe that these actions, along with our planned cash collections and other expected cash inflows, will allow us to fund our operations through 2004. However, if we encounter unexpected expenses, we do not receive our expected cash collections or other cash inflows, or our revenues do not meet our expectations, we may not have sufficient funds to sustain our operations through the 2004 calendar year.

We believe that we will need to increase our revenues and/or raise additional capital to meet our liquidity and capital needs beyond 2004. As announced previously, the Company has retained Broadview International LLC to evaluate various strategic alternatives. Previously, we announced that we were considering the sale of our Supplier Relationship Management (SRM) applications. Although no assurance can be provided that such sale will not occur and plans and expectations are inherently uncertain, the Company is not currently actively pursuing the sale of such applications. Our $5.0 million promissory notes with ComVest and DCC Ventures (the "ComVest Notes") are secured by, among other things, our SRM applications and a $2.0 million note from eScout LLC issued to us in conjunction with the sale of our CommerceOne.net assets to eScout in January of 2003. We will need to repay the ComVest Notes at their maturity date in March 2005. The eScout note is due to be paid to us in January 2005 and the proceeds will need to be used for repayment to ComVest at such time pursuant to the terms of our agreement with Comvest, if the ComVest Notes have not yet been repaid. In addition, pursuant to the terms of a real estate settlement with PeopleSoft, Inc., our former landlord in Pleasanton, California, we owe Peoplesoft $2.1 million on February 22, 2005 ("PeopleSoft Note"). As a result of these debt obligations, we believe that we will need to raise up to an additional $7.0 million in order to meet our $7.1 million repayment obligations on the PeopleSoft Note and the ComVest Notes which are due in February 2005 and March 2005, respectively. We believe that these amounts, in conjunction with our expected revenues, will provide us with sufficient cash to fund our operations through June 30, 2005. However, if actual revenues fall short of our expectations, we believe that we will need to raise approximately an additional $2.0-5.0 million to fund our operations through June 30, 2005. In addition, we cannot currently estimate our specific financing needs beyond June 30, 2005, but may need to raise additional financing at that time. We may seek to raise additional capital through, among other things, potential asset sales, additional equity or debt financings, or some combination of these. The current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding. In addition, the rights of our Series B Preferred Stock holder, BayStar, may discourage other potential investors and diminish our ability to obtain additional financing. If our revenues do not meet our expectations, we are unable to obtain additional financing, or we encounter expenses or cash outlays that are larger than expected, our remaining cash reserves may not be sufficient to sustain our operations through 2004 or beyond.

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

Our continued viability largely depends upon the success of our new Commerce One Conductor™  platform and our efforts to increase revenues from our SRM applications and services.

As our business model has moved toward enterprise software solutions (i.e., sales to companies for their own internal use) and away from our historical focus on electronic marketplaces, we have developed a new composite application platform, called Commerce One Conductor. The Commerce One Conductor platform was released for general availability in March of 2003. The Commerce One Conductor platform and related solutions have been the primary focus of Commerce One's development and sales efforts, and our continued viability as a company depends in part upon our ability to release and deliver the products in a timely fashion and to establish a market for this relatively new category of products which may be perceived to depart from Commerce One's historical focus. Given the ongoing downturn in enterprise technology spending, the complexity and youth of our new technology, and the intense competition among enterprise software providers, our ability to generate a significant and sustainable market demand for our new solutions is uncertain. We also face concern from existing and potential customers as to our ongoing viability and our ability to provide long-term product support, which further inhibits our ability to sell our products. During 2003, revenues from sales of the Commerce One Conductor platform represented a relatively small percentage of our license revenues, and we have continued to experience long sales cycles. In addition, in the quarter ended March 31, 2004, almost all of our revenues related to our SRM products and services and did not relate to Conductor sales. If we do not sell a significant number of licenses for our new Commerce One Conductor platform in the future, our revenues, and hence our business, will be significantly harmed.

In addition to our efforts to sell our Commerce One Conductor solution, we also plan to focus our sales efforts going forward on our SRM applications. In our most recent filings, we indicated that we were considering the sale of our Supplier Relationship Management (SRM) assets to generate additional necessary working capital. While there can be no assurance that we will not sell these assets in the future, we are not currently actively looking to sell our SRM assets. Currently, we plan to continue generating revenue through the direct license sales of SRM products and related services in conjunction with our direct license sales efforts relating to the Conductor platform. Our continued viability is in part dependent on our ability to generate increasing revenues through sales of SRM products and services. SRM revenues have been declining during the past 12 months and customers have been discontinuing maintenance services for such products as we shifted our focus away from such products and towards the Commerce One Conductor platform. We now plan to dedicate sales efforts focused on our SRM applications and we are creating a product development plan to enhance the SRM products. However, there can be no assurance that such efforts will increase our license or services revenues related to our SRM products. If we are unable to increase such revenues, our viability will be significantly harmed.

In addition, we depend on strategic relationships with certain technology providers for important functionality in our Commerce One Conductor platform and SRM applications. Some of these technology providers are relatively new and have limited operating histories. While our agreements with these providers contain various provisions protecting Commerce One's interests, there can be no guarantee that this technology will remain available to us on reasonable terms, if at all, in the long term. If we cannot maintain these relationships on reasonable terms, it may be difficult or costly to replace such technology, and our revenues and hence our business may be harmed.

If we breach certain covenants we have made to BayStar in connection with their purchase of Series B Preferred Stock, including without limitation having our registration statement on Form S-3 declared effective on or before July 2, 2004 and maintaining our listing on either the Nasdaq National Market or SmallCap Market, or upon a change of control, we may be required to redeem the Series B Preferred Stock they have purchased which we may not have the cash or liquidity to do.

If we do not timely convert shares of Series B Preferred Stock into common stock when requested, timely file, have declared effective and maintain the effectiveness of the registration statement on Form S-3 filed on August 22, 2003 covering the resale of the common stock underlying the Series B Preferred Stock, maintain the listing of our common stock on either the Nasdaq National Market or the Nasdaq SmallCap Market, or if we consummate a change of control (including a merger, acquisition or sale of all or substantially all of our assets), then BayStar may be able to require us to redeem all of the Series B Preferred Stock. The redemption price of this stock would be equal to the greater of 120% of the original purchase price plus any accrued and unpaid dividends or the value of the Series B Preferred Stock on an as-converted-to- common stock basis based on the closing bid price of our common stock on the day prior to the default or change of control. As of March 31, 2004, the estimated redemption price would have been approximately $12,685,000. We initially filed our registration statement on Form S-3 on August 22, 2003, have since amended the filing in response to various comments from the SEC, and the registration statement has not yet been declared effective as of the time of this filing. The registration statement is subject to additional comments from the SEC and ensuring that it becomes effective is not entirely within our control. If the registration statement does not become effective on or prior to July 2, 2004, then BayStar may exercise the redemption right described above. Further, as of May 7, 2004, we did not meet the listing requirements of the Nasdaq National Market. If we are unable to regain compliance with these requirements, we could be subject to delisting from the Nasdaq National Market. If we are delisted from the Nasdaq National Market and are unable to transfer to and maintain a listing on the Nasdaq SmallCap Market, BayStar may also exercise its redemption rights.

In the event that BayStar chooses to exercise its redemption rights, we will not have the cash or liquidity to redeem such stock and our ability to fund our ongoing operations could be severely damaged. Further, in the event we were to consummate a transaction that constitutes a change of control, BayStar may choose to require us to redeem its shares at a premium as described above. If we do not have sufficient cash to fund our operations due to BayStar's exercise of its redemption right, we will need to pursue other alternatives such as the sale of some or all of our assets, dramatically reducing or discontinuing some or all of our operations or filing for bankruptcy protection. If we do file for bankruptcy protection, there can be no assurance that we can effectively reorganize under Chapter 11 of the Bankruptcy Code or that we would be able to earn sufficient proceeds from a liquidation under Chapter 7 of the Bankruptcy Code to pay all of our creditors or provide any proceeds to our stockholders.

Our stock could be de-listed by the Nasdaq Stock Market's National Market, which could cause a decline in our stock price, hinder our stockholders' ability to trade their shares and undermine our ability to raise capital.

We do not currently meet the listing requirements of the Nasdaq National Market. Under these listing requirements, we are among other things required to have stockholders' equity of at least $10 million or a market capitalization of at least $50 million. As of March 31, 2004, we had negative stockholders' equity and as of May 7, 2004, we had a market capitalization of approximately $38.2 million. Further, if the market price of our common stock were to drop below one dollar for thirty consecutive trading days, and did not trade at or above one dollar per share for ten consecutive trading days during the following 180 calendar days, our stock could be de-listed. The closing sale price of our common stock on May 7, 2004 was $1.04 per share.

If we are unable to regain and maintain compliance with the listing requirements of the Nasdaq National Market and are delisted, we will consider other alternatives, including applying for listing on the Nasdaq SmallCap Market, the NASD's OTC Bulletin Board or the "pink sheets." If we were to be de-listed from the Nasdaq National Market, it could make our stock more difficult to trade, reduce its trading volume, and further depress our stock price. De-listing could also weaken our ability to secure financing in the capital markets, which could materially impact our business operations and financial condition. If we are unable to transfer to the Nasdaq SmallCap Market and maintain a listing there, the holders of our Series B Preferred Stock would also have a right to redeem their shares. In addition, if we implement another reverse split in an attempt to increase the per share price of our common stock, the volatility of our stock could increase significantly because a second reverse split would severely reduce the number of our shares in the market and magnify the effect of large sales or purchases of our stock.

Our executive officers and certain key personnel are critical to our business and if one or more of these officers and key personnel leave us, we may not be able to compete effectively and meet our operating goals.

Our future success depends upon the continued service of our executive officers and other key personnel, and none of these individuals is bound by an employment agreement for any specific term. In addition, our ability to retain key personnel could be impacted by our various cost-cutting measures and continued workforce reductions. Any of these officers or employees may leave our organization in the future. In particular, the services of Mark Hoffman, our Chairman of the Board, Chief Executive Officer and President would be difficult to replace. In addition, our Chief Financial Officer, Charles Boynton, will be resigning from his position. Currently, we expect that his resignation will be effective May 31, 2004. Locating and educating a new CFO will require management time and resources and may disrupt our operations. We may also have difficulty executing our CFO transition plan successfully as a result of new regulatory requirements mandated by the Sarbanes Oxley Act. In particular, the SEC's new rules related to internal controls over financial reporting and management's assessment of the effectiveness of these controls may be more difficult to comply with. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition may be seriously harmed.

Our limited operating history and a history of losses may limit our ability to raise additional capital, sell our products and services and fund continued operations.

We have not been profitable in our recent history and as of March 31, 2004, we had an accumulated deficit of $3.7 billion. We will need to generate significant additional revenues to avoid losses in the future. If we do not decrease our losses in the future, our business may suffer in a number of ways, including increased difficulties in obtaining additional capital, selling our products and services (since nearly all customers require future support) and funding our continued operations.

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

We are required by generally accepted accounting principles to adjust the warrant liability reflected in our balance sheet at March 31, 2004, to fair value at the end of each quarter and record a charge or a benefit in our statement of operations for the amount of the adjustment. The fair value of our warrant liability could fluctuate significantly based on changes in the value of our common stock and other factors which are outside of our control, which could result in significant fluctuations to our quarterly results.

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

A substantial percentage of our outstanding common stock is held by SAP AG and Ford Motor Company. We believe that SAP continues to beneficially own approximately 20% of our outstanding common stock. SAP is currently subject to only limited restrictions on its ability to sell its shares. We believe that as of May 10, 2004, Ford Motor Company owned 1,440,000 shares of our common stock, or approximately 3.9% of our outstanding common stock. The contractual restrictions on the ability of Ford to sell its shares terminated on December 8, 2003. The contractual restrictions on SAP's ability to sell its shares effectively prohibit SAP from transferring more than 50% of its shares in open market transactions prior to June 28, 2004, and any transfers it may make are subject to certain other limitations on open market sales and transfers to persons who after the transfer will hold in excess of 10% of our voting power. In addition, these stockholders possess certain registration rights that will, in certain circumstances, require us to register these stockholders' resale of their shares.

In July 2003, we issued 100,000 shares of Series B Preferred Stock to BayStar that are initially convertible into approximately 4,297,748 shares of our common stock. The number of shares of common stock issuable upon conversion of the Series B Preferred Stock may increase over time pursuant to the dividend payments. We also issued to BayStar warrants to purchase an additional 2,209,945 shares of our common stock. We filed a registration statement on Form S-3 with the SEC on August 22, 2003 to register the resale of the common stock issuable upon conversion and exercise of these securities. Furthermore, SAP has exercised its right to have the resale of 5,254,431 shares of our common stock included in this registration statement, which SAP could sell subject to the contractual limitations described above. Once this registration statement is declared effective by the SEC, BayStar may decide to convert some or all of the Series B Preferred Stock into common stock, and such common stock would be freely tradable in the public market. In addition, in December, we issued secured promissory notes to ComVest Investment Partners II LLC and DCC Ventures, LLC that are potentially convertible into a maximum of 4,085,346 shares of our common stock. In connection with this transaction, we also issued warrants to purchase an aggregate of 2,568,494 shares of our common stock to ComVest and DCC Ventures which they have fully exercised. We filed a Registration Statement on Form S-3 with the SEC on April 5, 2004 to register the resale of the shares of common stock issued to ComVest and DCC Ventures, upon exercise of the warrants and potentially issuable upon conversion of their promissory notes. In addition, BayStar required us to include in this Registration Statement 500,000 shares of our common stock issued to BayStar in March 2004. As a result, these stockholders may be able to sell a significant number of shares of our common stock on the open market in a short period of time. These sales, or the perception that these sales may occur, could cause the market price of our common stock to decline and could make it more difficult for us to raise equity financing in the future.

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

On December 31, 2003, we issued secured promissory notes in the aggregate principal amount of $5 million to ComVest Investment Partners II LLC and DCC Ventures, LLC in a private placement with a maturity date of March 31, 2005. The notes are secured by certain assets related to our SRM business and certain promissory notes issued to us by eScout LLC in the aggregate principal amount of $2,000,182. We may prepay the notes at any time without penalty or premium. The notes must be prepaid in the event that we sell our SRM business, the assets related to our SRM business and/or the promissory notes issued to us by eScout or raise additional debt or equity financing. The notes will mature early if we are acquired, sell all or substantially all of our assets, undergo a change of control, or one business day prior to the date on which we pay all or substantially all amounts outstanding under a promissory note payable to PeopleSoft. In the event we fail to pay the notes in accordance with their terms upon maturity, or upon an event of default, or upon a merger, sale or change of control of the Company, or the sale, transfer or disposition of all or substantially all of the Company's assets (other than the sale of the Company's SRM assets), ComVest and DCC Ventures may convert their notes into shares of our common stock equal to the number obtained by dividing the then-outstanding principal amount of such notes, together with all accrued but unpaid interest thereon, by the conversion price, subject to adjustment for stock splits, stock dividends, reclassifications and the like. The conversion price per share is equal to 90% of the average closing bid price for the 5 trading days immediately following the later of the date of such event and the date of issuance of any press release announcing such event.

If we are unable to increase revenues generated from license fees, our gross margins will decline.

In most cases, our license revenues have a higher gross margin percent than our services revenues. Our services revenues represented a significant percentage of total revenues in the first quarter of 2004, constituting 90% of total revenues. To the extent that services revenues continue to increase as a percentage of our total revenues, our overall gross margin will continue to decline. If we are not successful in increasing revenues from license fees, or we are not successful in increasing the gross margin of our services fees, our overall gross margins will suffer. For example, we had expected that most of our license revenues in 2003 would be derived from the sale of our new Commerce One Conductor™ platform, which was released for general availability in March of 2003 and remains largely untested in the market. As it turned out, we did not generate significant license fees from the sale of the Conductor product in 2003. For example, we announced in October 2003 that our expected license revenues for the third quarter were 70% lower than we had previously forecasted in July 2003. If we are not able to generate significant license fees from our new solutions, our gross margins will suffer. Our expenses related to the cost of licenses sold are relatively fixed in the near term, and if our license revenues continue to decline any further, such a decline would have a disproportionately adverse impact on our gross margins reported in the near term.

Managing operations in a changing environment could strain our management and cause our operations to suffer.

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. In 1999 and 2000, we experienced significant growth in our workforce and expenditures, followed by a significant decline in 2001, 2002 and 2003. These changes place a strain on our managerial resources and make planning more difficult. While we manage these rapid changes, we must also compete effectively and manage our operations by maintaining and enhancing our financial and accounting systems and controls, integrating new and existing personnel and managing operations with fewer personnel. If we cannot effectively manage and plan in this rapidly changing environment, our operations will suffer.

We may experience difficulty collecting on our accounts due to the nature of some of our customers.

Some of our customers are small emerging growth companies with limited credit operating histories that are operating at a loss and have limited access to capital. With the significant downturn in the economy and uncertainty relating to the prospects for near-term economic growth, some of these customers represent a credit risk. In addition, a small number of our customers historically have accounted for a significant amount of our accounts receivable. At March 31, 2004, no customer accounted for 10% or more of our gross accounts receivable balance. If our customers experience financial difficulties or are otherwise unable to pay us amounts owed, we may have difficulty collecting on our accounts receivable and may need to institute litigation in an attempt to collect such amounts. Even if we instituted such litigation, we cannot be assured that we would collect such amounts. If we are unable to collect our accounts receivable, our cash position would suffer materially.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business could suffer.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required during 2004 to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest to such evaluation. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities, although as of the date of this filing we have not yet prepared the evaluation. Compliance with these requirements is expected to be expensive and time-consuming. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. For example, a company's operations may change over time as the result of new or discontinued lines of business and management must periodically modify a company's internal controls and procedures to timely match these changes in its business. In addition, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and company personnel are required to use judgment in their application. While we believe that our internal controls over financial reporting currently provide reasonable assurance of achieving their control objectives, no system of internal controls can be designed to provide absolute assurance of effectiveness. A material failure of internal controls over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to a material failure of internal controls over financial reporting would have a negative impact on our reputation and business.

In the event the purchasers of our convertible promissory notes and warrants in December 2003 were deemed to have the right to rescind the purchase of the notes and warrants, we could effectively be required to redeem the notes sooner than their March 2005 maturity date.

In the event that our issuance of $5.0 million of convertible promissory notes and related warrants in December 2003 were deemed to be integrated with our pending registration statement covering the resale of securities sold in July 2003, it is possible that the issuance of the notes and warrants would not be not be viewed as valid private placement under the Securities Act of 1933 and related rules and regulations. If this were found to be the case, the purchasers of the notes and warrants would potentially have the right to rescind their purchases. Such rescission may require us to redeem the notes at their face amount of $5.0 million, and the related warrants for their aggregate purchase price of $100, together with interest. To the extent that the purchasers were to make such a claim and prevail in a timely fashion, we could effectively be required to redeem the notes sooner than their existing March 2005 due date. To date, however, none of the purchasers of the notes and warrants have sought to rescind their purchases or indicated any intention to do so. In addition, if such claims were made, we believe that we would have meritorious defenses to these claims.

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

In addition, maintenance and support services represent a significant component of our services revenues. As we have shifted our focus to our Commerce One Conductor platform, certain of our maintenance and support customers have reduced, cancelled or otherwise renegotiated terms for the provision of our support and maintenance services for our SRM or marketsite- focused products. As a result, some of these customers have reduced these services-which has reduced our overall support and maintenance revenues-and/or migrated to shorter-term payments, which affects the stability of those revenues. If we are unable to replace this revenue with support and maintenance revenue from our Commerce One Conductor™ platform product on our standard maintenance payment terms, our services revenue and operating results may suffer.

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

INTEREST RATE RISK

As of March 31, 2004, we had total restricted and unrestricted cash, highly liquid investments and short-term investments of approximately $10.2 million. These investments may be subject to interest rate risk and will decrease in value if market interest rates decrease. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at March 31, 2004 would cause the fair market value of these investments to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

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

EQUITY PRICE RISK

From time to time, we have made investments in private companies, particularly private companies that are our strategic partners or customers. As of March 31, 2004, our investment in private companies had an immaterial carrying value. These investments are illiquid and there is currently no market for these investments. If these companies do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to liquidate these investments. In addition, even if we are able to sell these investments we cannot assure you that we will recoup our investment.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Other Litigation

In December 2003, Commerce One entered into a settlement agreement with Covisint pursuant to which Covisint paid the Company $4,650,000. This payment was made in full on or before January 2, 2004. In connection with this agreement, the Company's existing technology agreement with Covisint has been cancelled, and Covisint's future payment obligations to the Company under such agreement have terminated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEED

On March 14, 2004, we entered into a Consent and Amendment Agreement with BayStar to amend certain provisions of our Registration Rights Agreement covering the registration of the Common Stock issuable upon conversion of our Series B Preferred Stock and the Common Stock issuable upon exercise of BayStar's warrants (collectively the "Registrable Securities"). Under this agreement, in exchange for a cash payment of $200,000 made on April 1, 2004 and issuance of 500,000 shares of our common stock with a value of approximately $952,000 (based on the average closing bid price of our common stock for the five trading days preceding the issuance), BayStar agreed to extend the deadline by which our Registration Statement must be declared effective by the Securities and Exchange Commission by 90 days (to July 2, 2004). In addition, in exchange for such consideration, BayStar has agreed to waive the $5,000 per day penalties accrued thus far and up to and including July 2, 2004. We issued our Common Stock in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Commerce One, Inc.
3.2(2)	Certificate of Amendment, dated September 16, 2002, to Certificate of Incorporation.
3.3	Amended and Restated Bylaws of Commerce One, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2(4)	Amended and Restated Preferred Stock Rights Agreement, dated as of December 31, 2003, between Commerce One, Inc. and Equiserve Trust Company, NA.
4.3(3)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(5)	Consent and Amendment Agreement, dated March 14, 2004, by and between Commerce One, Inc. and BayStar Capital II, L.P.
10.2(5)	Registration Rights Agreement, dated March 14, 2004, by and between Commerce One, Inc. and BayStar Capital II, L.P.
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

(1)	Incorporated by reference to Commerce One's Form 8-A filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2003.
(4)	Incorporated by reference to Commerce One's Form 10-Q filed on August 14, 2003.
(5)	Incorporated by reference to Commerce One's Form 8-K filed on March 16, 2004.

(b) Reports on Form 8-K filed during the quarter ending March 31, 2004.

Filing Date	Event Reported
January 6, 2004	A report on Form 8-K filed by Commerce One, Inc. disclosing that the we had entered into a Settlement Agreement with Covisint, LLC pursuant to which Covisint paid us the sum of $4,650,000.
January 8, 2004

A report on Form 8-K filed by Commerce One, Inc. disclosing that we issued secured promissory notes in the aggregate principal amount of $5.0 million and warrants to purchase 2,568,494 shares our common stock to ComVest Investment Partners II and DCC Ventures for an aggregate purchase price of $5,000,100.

January 13, 2004

A report on Form 8-K furnished by Commerce One, Inc. disclosing that we had issued a press release announcing preliminary results for the quarter ended December 31, 2003 and updating our cash position.

February 5, 2004

A report on Form 8-K filed by Commerce One, Inc. furnishing our financial results for the fourth quarter and the fiscal year ended December 31, 2003, and announcing that we would amend our financial statements to reclassify warrants issued in connection with our Series B Preferred Stock financing in July 2003.

March 1, 2004	A report on Form 8-K filed by Commerce One, Inc. announcing a number of executive-level personnel changes.
March 16, 2004

A report on Form 8-K filed by Commerce One, Inc. disclosing that the we had entered into a Consent and Amendment Agreement with the holder of our Series B Preferred Stock extending the deadline by which we must have our Registration Statement on Form S-3 (File No. 333-108144) registering the resale of the shares of our common stock underlying our Series B Preferred Stock and associated warrants declared effective by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COMMERCE ONE, INC. (Registrant)
Dated: May 14, 2004	By:	/s/ Charles D. Boynton
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 14, 2004	By:	/s/ Mark B. Hoffman
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Commerce One, Inc.
3.2(2)	Certificate of Amendment, dated September 16, 2002, to Certificate of Incorporation.
3.3	Amended and Restated Bylaws of Commerce One, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2(4)	Amended and Restated Preferred Stock Rights Agreement, dated as of July 10, 2003, between Commerce One, Inc. and Equiserve Trust Company, NA.
4.3(3)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(5)	Consent and Amendment Agreement, dated March 14, 2004, by and between Commerce One, Inc. and BayStar Capital II, L.P.
10.2(5)	Registration Rights Agreement, dated March 14, 2004, by and between Commerce One, Inc. and BayStar Capital II, L.P.
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

(1)	Incorporated by reference to Commerce One's Form 8-A filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2003.
(4)	Incorporated by reference to Commerce One's Form 10-Q filed on August 14, 2003.
(5)	Incorporated by reference to Commerce One's Form 8-K filed on March 16, 2004.