Form 10-K/A
period 2003-12-31
COMMERCE ONE INC / DE/
filed 2004-05-21
CIK 1131806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 incorporates the information from Part III that we filed as Amendment No. 1 to our Form 10-K. We have also filed this amendment to provide additional disclosures relating to our liquidity requirements through June 30, 2005, certain real estate settlements and the terms of the promissory notes we issued on December 31, 2003, and to make other minor changes to improve our disclosures. Except as required to reflect the changes noted above, this Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

COMMERCE ONE, INC.

ANNUAL REPORT ON FORM 10-K

PART I

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

GLOBAL CUSTOMER SUPPORT

Our technical support group provides day-to-day maintenance and support programs to help our customers and partners identify, manage and resolve their issues. Technical support provides a comprehensive range of services using on-line access, call tracking and knowledge management systems.

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

RESEARCH AND DEVELOPMENT

Commerce One continues to invest in researching and developing new products and services, although our expenditures in this area have declined relative to prior years as the Company has become smaller and as the result of our overall efforts to reduce our operating expenses.   During 2003, our total product-development expenses were $27.1 million. In 2002 and 2001, product-development expenses were approximately $76.9 million and $118.2 million, respectively. Our product-development team employs the latest software design principles to guide the development of our products. Our methodology allows us to exploit the capabilities of the Java programming language and the J2EE standards to build reusable components and designs. Our design principles and development practices help reduce the risks inherent in developing complex systems, and help us design our solutions to meet the needs of our customers and trading partners.

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

We believe that we will need to increase our revenues and/or raise additional capital to meet our liquidity and capital needs beyond 2004. Our $5.0 million promissory notes with ComVest and DCC Ventures (the "Comvest Notes") are due in March 2005 and are secured by, among other things, our SRM applications and a $2.0 million note from eScout LLC issued to us in conjunction with the sale of our CommerceOne.net assets to eScout in January of 2003. In addition, pursuant to the terms of a real estate settlement with PeopleSoft, Inc., our former landlord in Pleasanton, California, we owe PeopleSoft approximately $2.1 million on February 22, 2005 ("PeopleSoft Note"). If we do not complete a sale of the SRM applications and therefore do not earlier repay the Comvest Notes through proceeds from such sale, we estimate that we will need to raise additional financing of up to approximately $7.0 million to repay the approximately $7.1 million of debt obligations that are due in February and March of 2005. We believe that these amounts, in conjunction with our expected revenues, will provide us with sufficient cash to fund our operations through June 30, 2005. If actual revenues fall short of our expectations, we believe that we will need to raise approximately an additional $2.0-5.0 million to fund our operations through June 30, 2005. In addition, we cannot currently estimate our specific financing needs beyond June 30, 2005, but may need to raise additional financing at that time. Further, to the extent that we may be required to redeem our shares of Series B Preferred Stock or repay the Comvest Notes sooner than expected, we will need to raise additional financing or take other actions to secure additional capital. We may seek to raise additional capital through, among other things, potential asset sales, additional equity or debt financings, or some combination of these. The current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding. In addition, the rights of our Series B Preferred Stock holder, BayStar, may discourage other potential investors and diminish our ability to obtain additional financing. If our revenues do not meet our expectations, we are unable to obtain additional financing, or we encounter expenses or cash outlays that are larger than expected, our remaining cash reserves may not be sufficient to sustain our operations through 2004 or beyond. In addition, our Series B Preferred Stock will become redeemable on July 5, 2004 unless we are able to have declared effective and maintain the effectiveness of a registration statement covering the resale of underlying common stock. If BayStar chooses to exercise such redemption right at such time, we will not have sufficient cash to cover such redemption. If we do not have sufficient cash to fund our operations, we will need to pursue other alternatives such as the sale of some or all of our assets, dramatically reducing or discontinuing some or all of our operations or filing for bankruptcy protection. If we do file for bankruptcy protection, there can be no assurance that we can effectively reorganize under Chapter 11 of the Bankruptcy Code or that we would be able to earn sufficient proceeds from a liquidation under Chapter 7 of the Bankruptcy Code to pay all of our creditors or provide any proceeds to our stockholders.

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

If we breach certain covenants we have made to BayStar in connection with their purchase of Series B Preferred Stock, including without limitation having our registration statement on Form S-3 declared effective on or before July 2, 2004, or upon a change of control, we may be required to redeem the Series B Preferred Stock they have purchased which we may not have the cash or liquidity to do.

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

On December 31, 2003 we issued secured promissory notes in the aggregate principal amount of $5 million to ComVest Investment Partners II LLC and DCC Ventures, LLC in a private placement with a maturity date of March 31, 2005. The notes are secured by certain assets related to our SRM business and certain promissory notes issued to us by eScout LLC in the aggregate principal amount of $2,000,182. We may prepay the notes at any time without penalty or premium. The notes must be prepaid in the event that we sell our SRM business, the assets related to our SRM business and/or the promissory notes issued to us by eScout or raise additional debt or equity financing. The notes will mature early if we are acquired, sell all or substantially all of our assets, undergo a change of control, or one business day prior to the date on which we pay all or substantially all amounts outstanding under a promissory note payable to PeopleSoft. In the event we fail to pay the notes in accordance with their terms upon maturity, upon an event of default or upon a merger, sale or change of control of the Company, or the sale, transfer or disposition of all or substantially all of the Company's assets (other than the sale of the Company's SRM assets), ComVest and DCC Ventures may convert their notes into shares of our common stock equal to the number obtained by dividing the then-outstanding principal amount of such notes, together with all accrued but unpaid interest thereon, by the conversion price, subject to adjustment for stock splits, stock dividends, reclassifications and the like. The conversion price per share is equal to 90% of the average closing bid price for the 5 trading days immediately following the later of the date of such default and the date of issuance of any press release announcing such default.

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

Our stock price has fallen substantially during each of the past three years, and traded below one dollar per share on a number of trading days during the last two months of 2003. It is possible that our stock price will continue to decline and trade below one dollar per share in the future. If our stock were to trade below one dollar for thirty consecutive trading days, and did not trade at or above one dollar per share for ten consecutive trading days during the following 180 calendar days, our stock could be de-listed by the Nasdaq Stock Market's National Market (the Nasdaq National Market). In addition, we may be de-listed if we do not maintain the other minimum continued listing requirements of the Nasdaq National Market including if, for example, we do not maintain stockholders equity of at least $10 million or in the alternative, maintain a minimum market value of $50 million of our securities listed on the Nasdaq National Market. At December 31, 2003, we had a stockholders' deficit of $3.0 million and the market value of our common stock was $42.6 million. If we cannot maintain our listing on the Nasdaq National Market, we will consider other alternatives, including applying for listing on the Nasdaq SmallCap Market, the NASD's OTC Bulletin Board or the "pink sheets." If we were to be de-listed from the Nasdaq National Market and could not transfer to the Nasdaq SmallCap Market, it could make our stock more difficult to trade, reduce its trading volume, and further depress our stock price. De-listing of our common stock from the Nasdaq National Market or failure to meet the requirements for transferring to the Nasdaq SmallCap Market also could weaken our ability to secure financing in the capital markets, which could materially impact our business operations and financial condition. In addition, if we implement another reverse split, the volatility of our stock could increase significantly because a second reverse split would severely reduce the number of our shares in the market and magnify the effect of large sales or purchases of our stock.

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

Potential Sale of SRM Assets. We are currently considering the sale of our SRM assets to generate additional necessary working capital and are in discussions with potential buyers. The substantial majority of our license revenues and maintenance revenues in 2003 related to our SRM products. While a sale of the SRM assets could generate cash for us and result in some cost savings in the future, it would significantly diminish our revenues for the remainder of 2004. We cannot assure you, however, that we will be able to sell our SRM assets on reasonable terms, if at all.

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

Settlement with Covisint

On December 8, 2000, Commerce One, Ford Motor Company, General Motors Corporation, Daimler Chrysler AG, Renault S.A. and Nissan Motor Co., Ltd. entered into several agreements relating to the formation of Covisint, LLC, a Delaware limited liability company. Covisint is a business-to-business e-marketplace for the procurement of goods and services by automakers, their suppliers and others. Pursuant to a "Technology Agreement," we licensed software and provided software maintenance to Covisint. In exchange, Covisint agreed to pay to us certain license and support fees and a share of Covisint's electronic marketplace revenue over a ten-year period. We also own approximately 2% of Covisint.

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

Pre-payment of Settlement Obligation

As part of a June 2003 settlement with a former landlord, we agreed to make two cash payments of $375,000 each in September 2004 and September 2005, respectively. These payments were included in our restructuring liability at December 31, 2003. The 2004 payment was secured by a lien against our accounts receivable until January 2005 (unless we defaulted on the 2004 payment in which case the lien would extend to both the 2004 and 2005 payments). In January 2004, we reached a further agreement with that landlord under which we paid $500,000 in satisfaction of both the 2004 and 2005 cash payments. This pre-payment satisfies all of our remaining obligations to that landlord, although the underlying settlement agreement provides that the landlord will have a liquidated claim of $6 million against us if-as the result of a bankruptcy of Commerce One or as the result of a fraudulent conveyance action-the landlord is disgorged of any payments it has received from us. That liquidated claim would be offset by any settlement payments that the landlord retains.

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

Issuance of Common Stock in Connection with Settlements

In 2003, we issued an aggregate of approximately 4.0 million shares of our common stock in connection with the settlement or modification of various lease obligations, including those described above. These shares were deemed to have an aggregate value at time of issuance of approximately $8.4 million.

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

Pursuant to the terms of the Series B Preferred Stock issued to BayStar, we may upon the occurrence of certain events be required to redeem all of the outstanding shares of Series B Preferred Stock. The events that could lead to redemption include failure to timely convert shares of Series B Preferred Stock into common stock when requested, to timely file, have declared effective and maintain the effectiveness of the registration statement on Form S-3 covering the resale of the common stock underlying the Series B Preferred Stock or to maintain the listing of our common stock on the Nasdaq National Market or the Nasdaq SmallCap Market, or if we consummate a change of control (including a merger, acquisition or sale of all or substantially all of our assets) of Commerce One. As of the date of this Form 10-K, the Form S-3 covering the resale of the common stock underlying the Series B Preferred Stock had not yet been declared effective by the SEC. Beginning in January 2004, we began incurring penalties of $5,000 per day until the registration statement is declared effective. Under the initial agreement with Baystar, in the event that the Form S-3 was not declared effective on or prior to April 5, 2004, we could have been required to redeem the Series B Preferred Stock for approximately $12 million or the fair market value of the common stock underlying the Series B Preferred Stock, whichever is greater, plus any accrued and unpaid dividends and other penalties which were estimated, as of December 31, 2003, to be approximately $1.2 million on April 5, 2004 On March 14, 2004, we entered into a Consent and Amendment Agreement with BayStar to amend certain provisions of our Registration Rights Agreement covering the registration of the Common Stock issuable upon conversion of our Series B Preferred Stock and the Common Stock issuable upon exercise of BayStar's warrants (collectively the "Registrable Securities"). Under this agreement, in exchange for a cash payment of $200,000 on or before April 1, 2004 and issuance of approximately 500,000 shares of our common stock, BayStar agreed to extend the deadline by which our Registration Statement must be declared effective by the Securities and Exchange Commission by 90 days (to July 2, 2004). In addition, in exchange for such consideration, Baystar has agreed to waive the $5,000 per day penalties accrued thus far and up to and including July 4, 2004. If the Registration Statement is not declared effective on or before July 2, 2004, BayStar would have the right to redeem the Series B Preferred Stock for a price equal to the greater of 120% of the original purchase price of $10 million plus any accrued and unpaid dividends or the then current market value of the Series B Preferred Stock on an as-converted-to-Common Stock basis.

Notes and Warrants Issuances to ComVest Investment Partners II and DCC Ventures

On December 31, 2003, we issued secured promissory notes in the aggregate principal amount of $5 million (the Notes) and warrants to purchase our common stock (the Warrants) to ComVest Investment Partners II, LLC and DCC Ventures, LLC for an aggregate purchase price of $5,000,100. The Notes bear interest at a rate varying from 6% to 10% over the term of the Notes, are due on March 31, 2005 or sooner upon the occurrence of certain events of default or other events, and are secured by certain of our assets. The Warrants to purchase an aggregate of 2,568,494 shares (the Warrant Shares) of our common stock, at an exercise price of $0.0001 per share, were fully exercised subsequent to December 31, 2003. We may repurchase up to 513,699 of these shares if we repay the Notes on or before April 30, 2004 and other conditions are met. Upon an event of default or upon a merger, sale or change of control of the Company, or the sale, transfer or disposition of all or substantially all of the Company's assets (other than the sale of the Company's SRM assets), the notes become convertible, subject to certain limitations, into shares of our common stock at a conversion price equal to 90% of the average closing bid price for the 5 trading days immediately following the later of the date of such event and the date of issuance of any press release announcing such event.

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

Conversion
  The Notes are not convertible unless we fail to pay such Notes in accordance with their terms upon maturity, upon an event of default or upon a merger, sale or change of control of the Company, or the sale, transfer or disposition of all or substantially all of the Company's assets (other than the sale of the Company's SRM assets).
  In such event, the holders of the Notes may convert their Notes into shares of our common stock equal to the number obtained by dividing the then-outstanding principal amount of such Notes, together with all accrued but unpaid interest thereon, by the conversion price (the "Conversion Shares"), subject to adjustment for stock splits, stock dividends, reclassifications and the like.
  The conversion price per share is equal to 90% of the average closing bid price for the 5 trading days immediately following the later of (i) the date of such conversion event and (ii) the date of issuance of any press release announcing such conversion.
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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities totaled approximately $37.8 million for 2003, as compared to cash provided by investing activities of $92.3 million in 2002 and cash used in investing activities of $10.9 million in 2001.  Cash provided by investing activities in 2003 related to the maturities of short-term investments in the amount of $37.7 million. This was partially offset by the purchase of short-term investments in the amount of $1.7 million and purchases of property and equipment in the amount of $0.5 million.  Cash provided by investing activities in 2002 related to the maturities of short-term investments in the amount of $130.5 million and proceeds from divestitures in the amount of $10.7 million. This was partially offset by the purchase of short-term investments in the amount of $43.9 million and purchases of property and equipment in the amount of $6.5 million.  Cash used in investing activities in 2001 related to the purchase of short-term investments in the amount of $173.9 million and the purchase of property and equipment of $39.5 million. This was partially offset by the maturities of short-term investments in the amount of $204.7 million.

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
                                               =========  =========  =========  =========  =========

We presently occupy office space in four locations in the United States.  Collectively, as of December 31, 2003, our long-term non-cancelable obligations for future rents payable through June 2008 were approximately $6.5 million.

The approximately $2.0 million promissory note issued to PeopleSoft is due and payable in February 2005, or sooner upon the occurrence of any of the following customary events of default, which generally include the following: (a) we fail to pay any amounts owed on the note on or before the maturity date; (b) we fail to perform or observe any other material agreement, covenant or obligation arising under the Note; (c) we are in default under any other collateral obligation for repayment of borrowed money from a bank or other financial institution; or (d) we file for bankruptcy, an involuntary bankruptcy proceeding is brought against us which is not dismissed within thirty days, or other form of relief of debt, insolvency or liquidation is sought by us or brought against us.

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

As of the date of this Form 10-K, the Form S-3 covering the resale of the common stock underlying the Series B Preferred Stock had not yet been declared effective by the SEC. We are diligently working to complete the SEC review process and to have the Form S-3 declared effective but cannot predict when this will occur. Beginning in January 2004, under the original contract, we began incurring penalties of $5,000 per day until the registration statement is declared effective. Under the initial agreement with Baystar, in the event that the Form S-3 was not declared effective on or prior to April 5, 2004, we could have been required to redeem the Series B Preferred Stock for approximately $12 million or the fair market value of the common stock underlying the Series B Preferred Stock, whichever is greater, plus any accrued and unpaid dividends and other penalties which were estimated, as of December 31, 2003, to be approximately $1.2 million on April 5, 2004. On March 14, 2004, we entered into a Consent and Amendment Agreement with BayStar to amend certain provisions of our Registration Rights Agreement covering the registration of the Common Stock issuable upon conversion of our Series B Preferred Stock and the Common Stock issuable upon exercise of BayStar's warrants (collectively the "Registrable Securities"). Under this agreement, in exchange for a cash payment of $200,000 on or before April 1, 2004 and issuance of approximately 500,000 shares of our common stock, BayStar agreed to extend the deadline by which our Registration Statement must be declared effective by the Securities and Exchange Commission by 90 days (to July 2, 2004). In addition, in exchange for such consideration, Baystar has agreed to waive the $5,000 per day penalties accrued thus far and up to and including July 4, 2004. If the Registration Statement is not declared effective on or before July 2, 2004, BayStar would have the right to redeem the Series B Preferred Stock for a price equal to the greater of 120% of the original purchase price of $10 million plus any accrued and unpaid dividends or the then current market value of the Series B Preferred Stock on an as-converted-to-Common Stock basis.

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

Current Cash Position and Outlook for 2004

We had cash and cash equivalents and short- term investments of approximately $10.1 million at December 31, 2003, of which $6.9 million was unrestricted cash and short-term investments that can be used to fund operations. In 2003, we used on a net basis approximately $32.4 million and $66.9 million of our total restricted and unrestricted cash reserves, respectively. This cash was used primarily to fund our operations. We have taken significant steps to reduce our ongoing operating expenditures, including a recent personnel reduction in October 2003 that reduced our headcount to approximately 116 employees at the end of 2003, employee furloughs and multiple real estate settlements. While these efforts have significantly reduced our operating expenditures, our operations are still drawing down our cash reserves.

Based upon our current plans and expectations, we believe that we will have sufficient cash to fund our operations through 2004. Our $5.0 million promissory notes with ComVest and DCC Ventures (the "Comvest Notes") are due in March 2005 and are secured by, among other things, our SRM applications and a $2.0 million note from eScout LLC issued to us in conjunction with the sale of our CommerceOne.net assets to eScout in January of 2003. In addition, pursuant to the terms of a real estate settlement with PeopleSoft, Inc., our former landlord in Pleasanton, California, we owe PeopleSoft approximately $2.1 million on February 22, 2005 ("PeopleSoft Note"). If we do not complete a sale of the SRM applications and therefore do not earlier repay the Comvest Notes through proceeds from such sale, we estimate that we will need to raise additional financing of up to approximately $7.0 million to repay the approximately $7.1 million of debt obligations that are due in February and March of 2005. We believe that these amounts, in conjunction with our expected revenues, will provide us with sufficient cash to fund our operations through June 30, 2005. If actual revenues fall short of our expectations, we believe that we will need to raise approximately an additional $2.0-5.0 million to fund our operations through June 30, 2005. In addition, we cannot currently estimate our specific financing needs beyond June 30, 2005, but may need to raise additional financing at that time. Further, to the extent that we may be required to redeem our shares of Series B Preferred Stock or repay the Comvest Notes sooner than expected, we will need to raise additional financing or take other actions to secure additional capital. However, plans and expectations are inherently uncertain and if our revenues do not meet our expectations or we encounter expenses or cash outlays that are greater than anticipated, we may not have sufficient cash to sustain our operations through 2004. In addition, we believe that we will need to increase our revenues and/or raise additional capital to meet our liquidity and capital needs beyond 2004. We may seek to raise additional capital through, among other things, potential asset sales, additional equity or debt financings, or some combination of these. As announced previously, the Company has retained Broadview International LLC to evaluate various strategic alternatives. Currently, the Company is evaluating offers to purchase its Supplier Relationship Management (SRM) applications. The Company's debt financing is secured by the SRM applications. If the Company completes a sale of the SRM applications, the Company plans to use the first $5.0 million in proceeds to repay existing secured debt. The Company believes that estimated proceeds from a sale of the SRM applications, after debt repayment, would provide additional liquidity to the Company necessary to fund its operations.

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

Service Revenue

Services revenues for 2003 decreased to $29.2 million compared to $76.9 million in 2002 and $277.7 million in 2001. The percentage of our revenues attributable to professional services in 2003 increased again compared to 2002 and 2001, and professional services remained the largest portion of our overall revenue.  The services revenue decrease in 2003 as compared to 2002 and 2001 resulted primarily from the downsizing of the Global services division through reductions in force and divestitures of various Global Services divisions amounting to approximately $166.5 million, an approximate $2.8 million reduction in the amounts received from various historical revenue-sharing arrangements (primarily Covisint, with whom we were engaged in a payment dispute throughout 2003 - See "Settlement with Covisint" in Management's Discussion and Analysis), continued termination and reduction of support and maintenance agreements by existing customers amounting to approximately $9.5 million, particularly our electronic marketplace customers, and an approximate$22.0 million decrease in revenues from maintenance, hosting services and other revenue services commensurate with the overall decline in license revenues.  We expect that services revenues will decrease in 2004 as compared to 2003 primarily due to the decrease in the number of employees in our professional service division.  Our services revenues may also decline if we are unable to maintain our prices and utilization rates. In addition, we are currently considering the sale of our SRM applications. Although no assurance can be provided that such sale would occur, if such sale does take place, it likely would include the transfer of most of our current maintenance and support revenues, and as a result, we expect that our services revenues would decrease substantially until such revenues are replaced by maintenance revenues relating to our new Commerce One Conductor™ platform product. Our new Commerce One Conductor™ platform product was released for general availability in March 2003, and has not generated, nor do we expect it to generate, significant services engagements or maintenance revenues in the short term until the product is more broadly used by our customers.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related cost and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $18.4 million for 2003, $78.9 million for 2002 and $183.4 million for 2001. The decrease in 2003 was primarily attributable to an approximate $29.2 million decrease in salaries and wages due to an overall decrease in the average number of sales and marketing personnel during the year, an approximate $9.1 million decrease in depreciation expense, an approximate $8.5 million decrease in travel and entertainment expenses, an approximate $6.3 million decrease in marketing-related activity related to product user conferences held during the year, and an approximate $2.1 million decrease in outside services and consulting expenses and an approximate $5.3 million decrease in other charges, primarily rent and telephone charges as a result of the reduced workforce. The decrease in 2002 was primarily attributable to an overall decrease in the average number of sales and marketing personnel during the year, resulting in a decrease of approximately $50.0 million in salaries, wages and commissions, as well as an approximate $10.0 million decrease in travel expenses, $19.6 million in marketing-related activities, $9.2 million in connection with expenses incurred in 2001 for the acquisition of AppNet, a $3.4 million decrease in depreciation, an approximate decrease in facilities and telephone charges of $4.4 million, an approximate decrease of $2.3 million in IT charges, and a decrease of approximately $5.6 million due to a reduction in allocated and other charges. In 2002 the accounting for the AppNet business was integrated into the main accounting system making it difficult to isolate the specific expenses and thereby difficult to compare this segment year on year. In 2001 the total Sales and Marketing expenses for the AppNet segment were $9.2 million. The number of employees engaged in sales and marketing was approximately 15 at December 31, 2003 compared to approximately 149 at December 31, 2002 and 395 at December 31, 2001.  We expect that sales and marketing expenses will decrease over the next year primarily as a result of a decrease in the number of employees in this area as part of our corporate restructuring efforts.

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

In January 2004, we signed an agreement with the landlord of the office space we occupy in Austin, Texas. Under the agreement, we reduced our monthly base rent obligation, retroactive to November 1, 2003, extended the lease term and also assigned to the landlord our sublease with a subtenant who had occupied some of our subleased space. In exchange, the landlord was permitted to draw down an existing letter of credit in the amount of approximately $500,000 and reclaimed a significant portion of the space under lease. The net result of the transaction was to reduce our minimum lease obligation to this landlord by $0.2 million. However, the landlord also has the right to extend the lease for an additional 30 months upon its expiration in January 2006, subject to certain buyout rights of the Company.

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
                                          ============  ============  ============  =========

                                         Accrued        Amounts       Amounts      Amounts      Accrued
                                       restructuring  charged to    reversed to     paid     restructuring
                                         costs at    restructuring  restructuring (recovered) costs at
                                       December 31,    costs and     costs and    or written   December 31,
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

In 2002, we executed a stock purchase and sale agreement with Commerce One E-Government Solutions, Inc., a Delaware corporation and a wholly-owned subsidiary of Commerce One, and eGov Holdings, Inc., a Delaware corporation composed of former Company employees. In consideration for the sale of 100% of the outstanding common stock of Commerce One E-Government Solutions, Inc. to eGov Holdings, Inc., we received cash consideration of approximately $8.4 million, and recorded a gain of approximately $2.3 million, which was recorded as a reversal of restructuring costs because Commerce One E-Government Solutions, Inc. had been included in restructuring charges recorded in 2001.

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

During the second quarter of 2003, we reached a number of settlement and restructuring agreements related to our real estate commitments in six U.S. locations. Pursuant to these agreements, we paid a total of approximately $9.8 million in cash and forfeited approximately $5.5 million under letters of credit in the second quarter. In addition, we issued a total of 1.8 million shares of restricted common stock valued at approximately $4.8 million to the landlords. These settlements were part of the restructuring plans initiated prior to January 1, 2003 accounted for in accordance with EITF 94-3, and resulted in reversals of the restructuring liability in the amount of approximately $13.8 million for the year ended December 31, 2003. The remaining approximate $0.1 million in restructuring liability related to restructuring plans initiated prior to January 1, 2003 are expected to be paid out during the year ended December 31, 2004.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the EITF reached a consensus on Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software." The FASB ratified this consensus in August 2003. EITF Issue No. 03-5 affirms that AICPA Statement of Position 97-2 applies to non-software deliverables, such as hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. The adoption of EITF Issue No. 03-5 did not have a material impact on the Consolidated Financial Statements.

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

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the "Risk Factors" section of this Form 10-K.

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
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

                                                                                            Note      Accumulated
                                                        Common Stock         Deferred    Receivable      Other
                                                   -----------------------     Stock        from     Comprehensive Accumulated
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

Pursuant to the terms of the redeemable convertible preferred stock, the Company may, upon the occurrence of certain events, be required to redeem all of the outstanding shares of Series B Preferred Stock. The events that could lead to redemption include failure to timely file, have declared effective and maintain the effectiveness of the registration statement on Form S-3 covering the resale of the common stock underlying the Series B Preferred Stock, or to maintain the listing of the Company's common stock on the Nasdaq National Market or the Nasdaq SmallCap Market, or upon a change of control (including a merger, acquisition or sale of all or substantially all of our assets) of Commerce One. As of the date of this Form 10-K, the Form S-3 covering the resale of the common stock underlying the Series B Preferred Stock had not yet been declared effective by the SEC. In the event that the Form S-3 is not declared effective on or prior to July 2, 2004, the Company may be required to redeem the Series B Preferred Stock for approximately $12.0 million or the fair market value of the common stock underlying the Series B Preferred Stock, whichever is greater, plus any accrued and unpaid dividends and other penalties. (See Notes 11 and 16).

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

As announced previously, the Company has retained Broadview International LLC to evaluate various strategic alternatives. Currently, the Company is evaluating offers to purchase its Supplier Relationship Management (SRM) applications. The Company's debt financing is secured by its SRM applications. If the Company completes a sale of the SRM applications, the Company plans to use the first $5.0 million in proceeds to repay existing secured debt. The Company believes that estimated proceeds from a sale of the SRM applications, after debt repayment, would provide additional liquidity to the Company necessary to fund its operations.

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

CONCENTRATION OF CREDIT RISK AND CREDIT EVALUATIONS

Financial instruments that potentially subject the Company to concentrations of risk include cash, cash equivalents, short-term investments and accounts receivable. The Company's investment policies limit cash equivalents and short-term investments to short-term, low risk investments.  Cash and cash equivalents, short-term investments are held with a domestic financial institution with high credit standing. For the year ended December 31, 2003, transactions with SAP AG (SAP) accounted for approximately 11% of the Company's total revenues. For the year ended December 31, 2002, transactions with SAP accounted for approximately 25% of the Company's total revenues. For the year ended December 31, 2002, one other customer, UCCnet, accounted for 11% of the Company's total revenues. For the year ended December 31, 2001, transactions with SAP accounted for approximately 19% of the Company's total revenues. For the years ended December 31, 2003 and 2001, no other customer accounted for more than 10% of the Company's total revenues.  At December 31, 2003, two customers, Covisint and Exostar, accounted for 76% and 13% of the Company's net accounts receivable balance, respectively. At December 31, 2002, no customers accounted for more than 10% of the Company's gross accounts receivable balance.  At December 31, 2001, two customers accounted for 13% and 12% of the Company's gross accounts receivable balance. The Company performs ongoing credit evaluations of its customers and does not typically require collateral or guarantees. Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments.  If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make such payments, increases in the allowance may be required.

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
                                           ==========  =============  ===========

The weighted average fair value of stock options granted during 2003, 2002 and 2001 was $2.02, $4.33 and $40.80, respectively. The weighted-average fair values for stock options granted were calculated using the Black-Scholes option-pricing model based on the following assumptions:

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

EFFECTS OF NEW ACCOUNTING STANDARDS

In May 2003, the EITF reached a consensus on Issue No. 03- 5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More- Than-Incidental Software." The FASB ratified this consensus in August 2003. EITF Issue No. 03-5 affirms that AICPA Statement of Position 97-2 applies to non-software deliverables, such as hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. The adoption of EITF Issue No. 03-5 did not have a material impact on the Consolidated Financial Statements.

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

In June 2003, the Company entered into an agreement regarding its lease obligation with its San Francisco, California landlord. In this revised agreement, the Company forfeited approximately $1.7 million remaining on a $2.0 million letter of credit, paid $562,000 in cash and issued 500,000 shares of restricted stock with a market value of $1.4 million in exchange for a reduced monthly rent obligation from $154,000 to $60,000 per month for the remaining term of the lease which expires in December 2007. The debt forgiveness, cash and stock payments are viewed as prepaid rent and are being amortized over the term of the lease. The current portion of prepaid rent totaling approximately $0.7 million is included in the Balance Sheet in Prepaid expenses and other current assets. The long-term portion amounts to approximately $2.4 million as included in the table above.

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

ACCRUED RESTRUCTURING COSTS

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

In January 2004, the Company signed an agreement with the landlord of the office space it occupies in Austin, Texas. Under the agreement, the Company reduced its monthly base rent obligation, retroactive to November 1, 2003, extended the lease term and also assigned to the landlord its sublease with a subtenant who had occupied some of the Company's subleased space. In exchange, the landlord was permitted to draw down an existing letter of credit in the amount of approximately $500,000 and reclaimed a significant portion of the space under lease. The net result of the transaction was to reduce the Company's minimum lease obligation to this landlord by $0.2 million. However, the landlord also has the right to extend the lease for an additional 30 months upon its expiration in January 2006, subject to certain buyout rights of the Company.

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
                                          ============  ============  ============  ===========

                                         Accrued        Amounts       Amounts      Amounts      Accrued
                                       restructuring  charged to    reversed to     paid     restructuring
                                         costs at    restructuring  restructuring (recovered) costs at
                                       December 31,    costs and     costs and    or written   December 31,
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

During the second quarter of 2003, the Company reached a number of settlement and restructuring agreements related to its real estate commitments in six U.S. locations. Pursuant to these agreements, the Company paid a total of approximately $9.8 million in cash and forfeited approximately $5.5 million under letters of credit in the second quarter. In addition, the Company issued a total of 1.8 million shares of restricted common stock valued at approximately $4.8 million to the landlords. These settlements were part of the restructuring plans initiated prior to January 1, 2003 accounted for in accordance with EITF 94-3, and resulted in reversals of the restructuring liability in the amount of approximately $13.8 million for the year ended December 31, 2003. The remaining approximate $0.1 million in restructuring liability related to restructuring plans initiated prior to January 1, 2003 are expected to be paid out during the year ended December 31, 2004.

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

On December 31, 2003, the Company issued secured promissory notes in the aggregate principal amount of $5.0 million (the Notes) and warrants to purchase the Company's common stock (the Warrants) to ComVest and DCC for an aggregate purchase price of $5 million. The Notes bear interest at a rate varying from 6% to 10% over the term of the Notes, are due on March 31, 2005 or sooner upon the occurrence of certain events of default or other events, and are secured by certain assets related to our SRM business and notes payable to the Company by eScout LLC. The Warrants are exercisable to purchase an aggregate of 2,568,494 shares (the Warrant Shares) of the Company's common stock, at an exercise price of $0.0001 per share, for a period of one year following the financing. Up to 513,699 shares may be repurchased by the Company for a nominal amount if the Company repays the Notes on or before April 30, 2004 and other conditions are met. Upon an event of default or a merger, a sale or change of control of the Company, the sale, transfer or disposition of all or substantially all of the Company's assets (other than the sale of the Company's SRM assets), the Notes become convertible, subject to certain limitations, into shares of the Company's common stock at a conversion price based on 90% of the average closing bid price for the 5 trading days immediately following the later of the dated of such event and the date of the issuance of any press release announcing such event. The value of the contingent beneficial conversion feature of the Notes is approximately $0.6 million, and represents the value of the additional shares that would be received as a result of a conversion of the $5.0 million principal amount at a conversion price lower than the market value of the common stock. This value would be recorded as a charge to interest expense in the period the notes become convertible.

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

On December 31, 2003, the Company issued secured promissory notes in the aggregate principal amount of $5.0 million and warrants to ComVest and DCC for an aggregate purchase price of $5,000,100. The Notes bear interest at a rate varying from 6% to 10% over the term of the Notes, are due on March 31, 2005 or sooner upon the occurrence of certain events of default or other events, and are secured by certain of the Company's assets. The Warrants are exercisable to purchase an aggregate of 2,568,494 shares of the Company's common stock, at an exercise price of $.0001 per share, for a period of one year following the financing. The Company may repurchase up to 513,699 shares if it repays the Notes on or before April 30, 2004 and other conditions are met. Upon an event of default or upon a merger, sale or change of control of the Company, or the sale, transfer or disposition of all or substantially all of the Company's assets (other than the sale of the Company's SRM assets), the notes become convertible, subject to certain limitations, into shares of our common stock at a conversion price equal to 90% of the average closing bid price for the 5 trading days immediately following the later of the date of such event and the date of issuance of any press release announcing such event. (See Note 7).

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

16. SUBSEQUENT EVENTS

On March 14, 2004, the Company completed a Consent and Agreement with the holder of the Series B Preferred Stock and related warrants to modify the holder's registration rights (see Note 11). The modification provides a 90-day extension to July 5, 2004, of the date upon which the holder can demand redemption in the event the Company is unable to have declared effective and maintain effectiveness of a registration statement with the SEC to register the resale of common stock issuable upon conversion of the Series B Preferred Stock and common stock issuable upon exercise of the warrants. Penalties for failure to cause the registration statement to be declared effective of $5,000 per day have also been waived through July 5, 2004. The Series B Preferred Stock is now redeemable at the option of the holder on July 5, 2004, in the event the Company is unable to cause the registration statement to be declared effective prior to that date. As consideration for this agreement, and in full satisfaction of related penalties of $375,000 incurred by the Company from January 2004 through date of the modification, the Company will pay the holder $200,000 on or before April 1, 2004, and issue the holder 500,000 unregistered shares of the Company's common stock with an approximate value of $947,000 based on a five day average of the closing bid price of the Company's common stock at the time the modification was completed. As a result, the Company will record a charge to common shareholders of $1.1 million in the three-month period ending March 31, 2004.

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

                                                YEAR ENDED DECEMBER 31, 2003
                                                       Quarter Ended
                                         -------------------------------------------
                                                               September
                                                                  30       December
                                         March 31    June30    (Restated)     31
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

___________

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

Alex S. Vieux has served as a member of the Commerce One Board of Directors since January 2002. Mr. Vieux is the founder of DASAR, an international technology company, where he has been Chairman and Chief Executive Officer since 1990. In 1985, he took a position as the U.S. business correspondent for the French daily, Le Monde, and has authored more than 300 articles profiling the high-tech industry in Silicon Valley. Mr. Vieux started his career at Andersen Consulting (now Accenture), implementing information systems from December 1982 to September 1985. As an entrepreneur, Mr. Vieux co- founded CATS Software and Renaissance Software, firms focusing on the banking industry. Mr. Vieux is a director of several international public companies, including Computer Associates International, Inc., BVRP Software Group, Check Point Software Technologies, Ltd., Korea Thrunet Co. Ltd., Daum Communications Corp., and Madge Networks N.V. He is a graduate of the Institute d'Etudes Politiques and the French business school HEC and earned a law degree from the Universite de Paris and an M.B.A. from Stanford University, where he was a Fulbright Scholar.

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

  each of our Named Officers;

  each of our directors; and

  all of our current directors and executive officers as a group.

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

_________

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
  We no longer issue shares from this plan.
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

BayStar

In March 2004, we entered into a Consent and Amendment Agreement with BayStar Capital, the sole holder of our Series B Preferred Stock.  We agreed with BayStar to amend certain provisions of our Registration Rights Agreement covering the registration of the Common Stock issuable upon conversion of our Series B Preferred Stock and the Common Stock issuable upon exercise of BayStar's warrants (collectively the "Registrable Securities").  BayStar agreed to extend the deadline by which we must have our Registration Statement on Form S-3 (File No. 333-108144, the "Registration Statement") registering the resale of the Registrable Securities declared effective by the Securities and Exchange Commission.  Previously, if the Registration Statement was not declared effective on or before April 5, 2004, then BayStar would have the right to redeem the Series B Preferred Stock for a price equal to the greater of 120% of the original purchase price of $10 million plus any accrued and unpaid dividends or the then current market value of the Series B Preferred Stock on an as-converted-to-Common Stock basis.  Pursuant to the Consent and Amendment Agreement, BayStar agreed to allow us an additional ninety days (until July 2, 2004) to get the Registration Statement declared effective before BayStar may exercise its redemption right.  BayStar also agreed to waive its right, for the period up to and including July 4, 2004, to receive cash penalties of $5,000 per day resulting from the fact that the Registration Statement was not declared effective by the Securities and Exchange Commission by January 6, 2004. In consideration for this agreement, we issued 500,000 shares to BayStar and we made a cash payment of $200,000 to BayStar.

ITEM 14.                       PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

On December 10, 2003, the Audit Committee engaged BDO Seidman, LLP as our new independent auditors. The aggregate fees billed by BDO Seidman for work performed in 2003 are as follows:

	Fees Paid
	2002	2003
Audit Fees(1)	-	$298,250
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION
3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment, dated September 16, 2002 to Amended and Restated Certificate of Incorporation.
3.3(7)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(19)	Amended and Restated Preferred Stock Rights Agreement, dated as of December 31, 2003, between Commerce One, Inc., and Equiserve Trust Company, NA..
4.3(16)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(3)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(3)	Form of 1997 Incentive Stock Option Plan and form of agreements thereunder.
10.3(3)	Form of 1999 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(4)	1999 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.5(3)	Form of 1999 Director Option Plan and form of agreements thereunder.
10.6**	2004 Inducement Plan.
10.7**	2004 Inducement Plan - Notice of Grant of Stock Purchase Right.
10.8**	2004 Inducement Plan - Stock Option Agreement.
10.9(16)	Registration Rights Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein (BayStar Capital II, L.P.).
10.10(16)	Securities Purchase Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein (BayStar Capital II, L.P.).
10.11(16)	Warrant to Purchase Common Stock, dated July 10, 2003.
10.12(19)	Note and Warrant Purchase Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, Commerce One, Inc., and Commerce One Operations, Inc.
10.13(19)	Senior Secured Non-Convertible Promissory Notes issued on December 31, 2003.
10.14(19)	Warrants to Purchase Common Stock, dated December 31, 2003.
10.15(19)	Security Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, Commerce One, Inc., and Commerce One Operations, Inc.
10.16(19)	Pledge Agreement, dated December 31, 2003, by and between ComVest Investment Partners II LLC and Commerce One Operations, Inc.
10.17(19)	Guaranty, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, and Commerce One Operations, Inc.
10.18(19)	Registration Rights Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, and Commerce One, Inc.
10.19(3)	Master Software License and Services Agreement between the Registrant and NTT Communications, dated April 16, 1999.
10.20(3)	Stock Purchase and Master Strategic Relationship Agreement between the Registrant and NTT Communications, dated June 1999.
10.21(5)	Amended and Restated Standstill and Stock Restriction Agreement by and among Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.22(5)	Investor Rights Agreement by and between Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.23(6)

Formation Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation, New Commerce One Holding, Inc. (solely for the purposes of Section 11.3 thereof) Daimler Chrysler AG and (solely for the purposes of section 2.4, 11.2 and 11.9 thereof) Covisint LLC.

10.24(6)	Standstill and Stock Restriction Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.25(6)	Registration Rights Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.26(18)	Settlement Agreement dated December 30, 2003 by and between CVX Holdco LLC, Commerce One Operations, Inc., Commerce One, Inc. and Covisint LLC.
10.27(18)	Covisint Master Software License Agreement (and related schedules) dated December 30, 2003 by and between Commerce One Operations, Inc. and Covisint LLC.
10.28(9)	Strategic Alliance Agreement dated September 18, 2000 by and between Commerce One, Inc., SAP and SAP Markets, Inc.
10.29(10)*	Strategic Alliance Agreement Amendment No. 2, dated April 10, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.30(10)*	Strategic Alliance Agreement Amendment No. 3, dated June 29, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.31(12)	Strategic Alliance Agreement Amendment No. 4, effective as of January 1, 2002 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.32(14)	Strategic Alliance Agreement Amendment No. 5, effective as of December 20, 2002, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.33(15)*	Strategic Alliance Agreement Amendment No. 6, effective as of September 29, 2003, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.34(8)	Form of Change of Control Severance Agreement.
10.35(8)	Form of Amendment No. 1 to Change of Control Severance Agreement.
10.36(11)	Employee Loan Agreement between Commerce One, Inc., and Dennis H. Jones, dated August 22, 2001.
10.37(13)	Separation Agreement by and between Commerce One Operations, Inc. and Dennis H. Jones, dated June 20, 2002.
10.38(17)	Eighth Amendment to Sublease, dated October 1, 2003 and executed November 10, 2003 by Commerce One Operations, Inc., Commerce One, Inc. and PeopleSoft, Inc.
10.39**	Addendum to Eight Amendment to Sublease, dated October 1, 2003 by and between Commerce One Operations, Inc, Commerce One, Inc. and PeopleSoft, Inc. and executed November 10, 2003.
10.40**	Promissory Note between Commerce One, Inc. and PeopleSoft, Inc. executed December 31, 2003.
10.41 (20)	Consent and Amendment Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
10.42 (20)	Registration Rights Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
21.1**	List of Subsidiaries of Registrant.
23.1	Consent of BDO Seidman, LLP, Independent Auditors.
23.2	Consent of Ernst and Young, LLP, Independent Auditors.
24.1**	Power of Attorney (see signature page)
31.1	Certification of the Chief Executive Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

______________________
(1)	Incorporated by reference to Commerce One's Form 8-A (File No. 000-32979) filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K (File No. 000-32979) filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Registration Statement of Form S-1 (File No. 333-76987), declared effective July 1, 1999.
(4)	Incorporated by reference to Commerce One's Form S-8 (File No. 333-33328), filed on March 27, 2000.
(5)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on July 10, 2001.
(6)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on December 29, 2000.
(7)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on July 12, 2001.
(8)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-26453), filed on April 2, 2001.
(9)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 14, 2000.
(10)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2001.
(11)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2001.
(12)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-32979), filed April 1, 2002.
(13)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2002.
(14)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-32979), filed March 31, 2003.
(15)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2003.
(16)	Incorporated by reference to Commerce One's Current Report on Form 8-K K (File No. 000-32979), filed on July 11, 2003.
(17)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on December 17, 2003.
(18)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 6, 2004.
(19)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 8, 2004.
(20)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on March 16, 2004.
*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
**	Previously filed.

(b)	REPORTS ON FORM 8-K

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

Dated: May 20, 2004

COMMERCE ONE, INC.
By:	/s/ MARK B. HOFFMAN
Mark B. Hoffman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK B. HOFFMAN	Chief Executive Officer and Chairman of the	May 20, 2004
Mark B. Hoffman	Board (Principal Executive Officer)

/s/ CHARLES BOYNTON	Senior Vice President and Chief Financial	May 20, 2004
Charles Boynton	Officer (Principal Financial and
Accounting Officer)

/s/ JOHN V. BALEN*	Director	May 20, 2004
John V. Balen

/s/ KENNETH C. GARDNER*	Director	May 20, 2004
Kenneth C. Gardner

/s/ STEWART SCHUSTER*	Director	May 20, 2004
Stewart Schuster

/s/ IRV LICHTENWALD*	Director	May 20, 2004
Irv Lichtenwald

/s/ TOSHIMUNE OKIHARA*	Director	May 20, 2004
Toshimune Okihara

/s/ JACK ACOSTA*	Director	May 20, 2004
Jack Acosta

/s/ ALEX S. VIEUX*	Director	May 20, 2004
Alex S. Vieux

*/s/ CHARLES BOYNTON
    By: Charles Boynton

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
                                 ===========  ==========  ===========  ==========

Allowance for License Performance Claims:
                                               Charged                  Balances
                                 Balances at  (Released)                   at
                                  Beginning    to Costs                  End of
                                  of Period   of Revenues Deductions     Period
                                 -----------  ----------  -----------  ----------
Year ended December 31, 2001... $       --   $    7,000  $       --   $    7,000
                                 ===========  ==========  ===========  ==========
Year ended December 31, 2002... $     7,000  $     (701) $    (3,802) $    2,497
                                 ===========  ==========  ===========  ==========
Year ended December 31, 2003... $     2,497  $      --   $    (2,497) $      --
                                 ===========  ==========  ===========  ==========

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION
3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment, dated September 16, 2002 to Amended and Restated Certificate of Incorporation.
3.3(7)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(19)	Amended and Restated Preferred Stock Rights Agreement, dated as of December 31, 2003, between Commerce One, Inc., and Equiserve Trust Company, NA..
4.3(16)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(3)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(3)	Form of 1997 Incentive Stock Option Plan and form of agreements thereunder.
10.3(3)	Form of 1999 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(4)	1999 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.5(3)	Form of 1999 Director Option Plan and form of agreements thereunder.
10.6**	2004 Inducement Plan.
10.7**	2004 Inducement Plan - Notice of Grant of Stock Purchase Right.
10.8**	2004 Inducement Plan - Stock Option Agreement.
10.9(16)	Registration Rights Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein (BayStar Capital II, L.P.).
10.10(16)	Securities Purchase Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein (BayStar Capital II, L.P.).
10.11(16)	Warrant to Purchase Common Stock, dated July 10, 2003.
10.12(19)	Note and Warrant Purchase Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, Commerce One, Inc., and Commerce One Operations, Inc.
10.13(19)	Senior Secured Non-Convertible Promissory Notes issued on December 31, 2003.
10.14(19)	Warrants to Purchase Common Stock, dated December 31, 2003.
10.15(19)	Security Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, Commerce One, Inc., and Commerce One Operations, Inc.
10.16(19)	Pledge Agreement, dated December 31, 2003, by and between ComVest Investment Partners II LLC and Commerce One Operations, Inc.
10.17(19)	Guaranty, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, and Commerce One Operations, Inc.
10.18(19)	Registration Rights Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, and Commerce One, Inc.
10.19(3)	Master Software License and Services Agreement between the Registrant and NTT Communications, dated April 16, 1999.
10.20(3)	Stock Purchase and Master Strategic Relationship Agreement between the Registrant and NTT Communications, dated June 1999.
10.21(5)	Amended and Restated Standstill and Stock Restriction Agreement by and among Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.22(5)	Investor Rights Agreement by and between Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.23(6)

Formation Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation, New Commerce One Holding, Inc. (solely for the purposes of Section 11.3 thereof) Daimler Chrysler AG and (solely for the purposes of section 2.4, 11.2 and 11.9 thereof) Covisint LLC.

10.24(6)	Standstill and Stock Restriction Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.25(6)	Registration Rights Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.26(18)	Settlement Agreement dated December 30, 2003 by and between CVX Holdco LLC, Commerce One Operations, Inc., Commerce One, Inc. and Covisint LLC.
10.27(18)	Covisint Master Software License Agreement (and related schedules) dated December 30, 2003 by and between Commerce One Operations, Inc. and Covisint LLC.
10.28(9)	Strategic Alliance Agreement dated September 18, 2000 by and between Commerce One, Inc., SAP and SAP Markets, Inc.
10.29(10)*	Strategic Alliance Agreement Amendment No. 2, dated April 10, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.30(10)*	Strategic Alliance Agreement Amendment No. 3, dated June 29, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.31(12)	Strategic Alliance Agreement Amendment No. 4, effective as of January 1, 2002 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.32(14)	Strategic Alliance Agreement Amendment No. 5, effective as of December 20, 2002, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.33(15)*	Strategic Alliance Agreement Amendment No. 6, effective as of September 29, 2003, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.34(8)	Form of Change of Control Severance Agreement.
10.35(8)	Form of Amendment No. 1 to Change of Control Severance Agreement.
10.36(11)	Employee Loan Agreement between Commerce One, Inc., and Dennis H. Jones, dated August 22, 2001.
10.37(13)	Separation Agreement by and between Commerce One Operations, Inc. and Dennis H. Jones, dated June 20, 2002.
10.38(17)	Eighth Amendment to Sublease, dated October 1, 2003 and executed November 10, 2003 by Commerce One Operations, Inc., Commerce One, Inc. and PeopleSoft, Inc.
10.39**	Addendum to Eight Amendment to Sublease, dated October 1, 2003 by and between Commerce One Operations, Inc, Commerce One, Inc. and PeopleSoft, Inc. and executed November 10, 2003.
10.40**	Promissory Note between Commerce One, Inc. and PeopleSoft, Inc. executed December 31, 2003.
10.41 (20)	Consent and Amendment Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
10.42 (20)	Registration Rights Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
21.1**	List of Subsidiaries of Registrant.
23.1	Consent of BDO Seidman, LLP, Independent Auditors.
23.2	Consent of Ernst and Young, LLP, Independent Auditors.
24.1**	Power of Attorney (see signature page)
31.1	Certification of the Chief Executive Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

______________________
(1)	Incorporated by reference to Commerce One's Form 8-A (File No. 000-32979) filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K (File No. 000-32979) filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Registration Statement of Form S-1 (File No. 333-76987), declared effective July 1, 1999.
(4)	Incorporated by reference to Commerce One's Form S-8 (File No. 333-33328), filed on March 27, 2000.
(5)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on July 10, 2001.
(6)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on December 29, 2000.
(7)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on July 12, 2001.
(8)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-26453), filed on April 2, 2001.
(9)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 14, 2000.
(10)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2001.
(11)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2001.
(12)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-32979), filed April 1, 2002.
(13)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2002.
(14)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-32979), filed March 31, 2003.
(15)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2003.
(16)	Incorporated by reference to Commerce One's Current Report on Form 8-K K (File No. 000-32979), filed on July 11, 2003.
(17)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on December 17, 2003.
(18)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 6, 2004.
(19)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 8, 2004.
(20)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on March 16, 2004.
*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
**	Previously filed.