Form 10-Q/A
period 2003-06-30
COMMERCE ONE INC / DE/
filed 2004-05-26
CIK 1131806

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 is being filed in order to improve our disclosures generally and to provide additional disclosures relating to our legal proceedings and restructuring activities. This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original filing, except as required to reflect the changes noted above. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

License Revenue

License revenues for the three months ended June 30, 2003 decreased to approximately $1.7 million compared to $7.2 million for the three months ended June 30, 2002. For the three months ended June 30, 2003, approximately $0.3 million of license revenue was attributable to the reversal of license revenue reserves in accordance with our revenue recognition policy as outlined in the section titled "Critical Accounting Policies and Estimates". The decrease in license revenues relative to the same period in the prior year primarily resulted from an approximate $6.3 million decline in license fee royalties from SAP as a result of the general decline of the demand for emarketplace solutions; a significant slowdown in technology spending coupled with the continued general economic downturn; the continued intense competition in the market for supplier relationship management ("SRM") applications; and the nascence of our flagship product, the Commerce One Conductor platform, which was first introduced for general availability in March 2003; all of which resulted in fewer customer orders and lower average selling prices. Revenues recorded as royalty payments from SAP previously have represented a substantial portion of our revenues but have declined substantially over time. There were no license revenues from SAP for the three months ended June 30, 2003, compared to approximately $6.3 million of license revenue for the three months ended June 30, 2002. We do not anticipate that we will generate significant license revenues, if any, through transactions with SAP in the third quarter of 2003 or thereafter.

Services Revenue

Services revenues decreased to approximately $6.6 million for the three months ended June 30, 2003 compared to $20.6 million for the three months ended June 30, 2002. The decrease in services revenues primarily resulted from an approximate $14.0 million downsizing of our Global Services division through reductions in force and divestitures, and an approximate $2.1 million decrease in revenues from maintenance services commensurate with the overall decline in license revenues.  In addition, we have experienced a reduction in the amounts received from various historical revenue- sharing arrangements with our customers who operate electronic marketplaces due to a decline in the use of those marketplaces. For example, we are engaged in a payment dispute with Covisint, from whom we have received significant revenue- sharing payments in the past, and we do not expect to receive future revenues from Covisint, if any, until such dispute is resolved. In addition, as we have shifted our focus from our prior supplier relationship management and marketplace-focused products, some of these customers have reduced or cancelled support and maintenance services for such products, which has reduced our overall support and maintenance revenues, and/or migrated to shorter-term payments, which affects the stability of those revenues.

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

Cost of license fees for the three months ended June 30, 2003 was $0.6 million compared to $2.3 million for the three months ended June 30, 2002. Cost of license fees primarily consist of approximately $0.5 million in amortization and impairment relating to the cost of the Technology Agreement with Covisint as well as royalties due to third parties, software media and duplication costs and software documentation costs. Costs related to the Technology Agreement were $0.5 million and $1.6 million for the three months ended June 30, 2003 and 2002, respectively. The significant decrease was due to a charge related to the impairment of the Technology Agreement intangible asset during the three months ended March 31, 2002. We currently estimate that the amortization of the Technology Agreement will be approximately $0.5 million per quarter over the remaining eight-year term of the agreement.

Cost of services, which primarily consists of personnel and related costs, third party consulting costs and software maintenance and training costs, was $5.8 million compared to $19.4 million for the three months ended June 30, 2003 and 2002, respectively. The decrease in cost of services resulted from approximately $13.6 million due to the divestiture and closure of a number of service operations (including consulting, technical support and CommerceOne.net operations) no longer directly related to our core product offering. These divestitures and closures occurred in the fourth quarter of 2001, the first quarter of 2002 and the first quarter of 2003. The number of employees engaged in professional service activity decreased to approximately 86 at June 30, 2003 from approximately 342 at June 30, 2002. Consistent with the decrease in the size of our professional services organization, we expect a decline in professional services costs through the fourth quarter of 2003.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related cost and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $5.3 million and $20.6 million for the three months ended June 30, 2003 and 2002, respectively. The decrease between 2002 and 2003 was primarily attributable to an overall $7.5 million decrease in the average number of sales and marketing personnel during the year, a decrease in marketing-related activity, and a decrease in commissions paid as a result of the decline in overall revenue. The number of employees engaged in sales and marketing decreased to approximately 65 at June 30, 2003 from approximately 255 at June 30, 2002 as a result of our corporate restructuring efforts. We expect that sales and marketing expenses will remain relatively flat throughout the remainder of 2003.

Product Development Expenses

Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $6.6 million and $18.5 million for the three months ended June 30, 2003 and 2002, respectively. During the quarter ended June 30, 2003, $4.5 million of these expenses related primarily to the continued development of our new Commerce One Conductor platform product, which was released in general availability form in March 2003, as well as certain expenses pertaining to ongoing development of our SRM applications. The decrease in product development expenses between the second quarters of 2003 and 2002 was primarily attributable to $10.5 million in decreased personnel as well as lower subcontractor-related expenses to support development of our products. The number of employees engaged in product development decreased to approximately 107 at June 30, 2003 from approximately 431 at June 30, 2002.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and related costs for executive, administrative and finance personnel. General and administrative expenses were approximately $3.4 million and $7.2 million for the three months ended June 30, 2003 and 2002, respectively. The decrease resulted from a $3.8 million overall decrease in the average number of general and administrative personnel employed during the period. The number of employees engaged in general and administrative functions decreased to approximately 38 at June 30, 2003 from approximately 146 at June 30, 2002. We expect general and administrative expenses will decrease over the remainder of 2003 due primarily to the decrease in the average number of employees in this area as a result of our restructuring efforts.

Stock Compensation

Stock compensation expenses result from the grant of stock options, grant of restricted common stock and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock.

Stock compensation totaled approximately $0.8 million and $3.7 million in the three months ended June 30, 2003 and 2002, respectively. The decrease was related to $2.9 million in cancellations of employee stock options as employees have terminated their employment with Commerce One. The remaining deferred stock compensation for non-cancelled options will continue to be amortized over the original vesting periods of three to four years. The expense related to a restricted stock grant made to our employees in May 2001 was being amortized over a two-year vesting period and was fully vested by May 2003.

Restructuring Charges

For the quarter ended June 30, 2003, we incurred an approximate net reversal of $6.4 million in restructuring charges. This reversal was due to a charge of $2.1 million related to severance costs, offset by approximately $8.5 million as a result of the real estate lease settlement agreements reached in the second quarter. (See section entitled "Real Estate Obligations" in "Management's Discussion and Analysis of Financial Condition and Results of Operation" in this Quarterly Report on Form 10-Q for more information on our real estate lease settlement agreements.) Restructuring charges totaled approximately $15.9 million for the quarter ended June 30, 2002. The restructuring costs in the quarter ended June 30, 2003 resulted from approximately $2.1 million due to a restructuring plan that management approved and began to implement in January 2003. This restructuring plan focused on further reduction of our operating expenses and included terminating approximately 430 employees, most of which were terminated on or before March 31, 2003. We anticipate that substantially all remaining payments to terminated employees accrued as restructuring costs under the January 2003 plan will be paid during the third quarter of 2003. We anticipate that all lease cancellations and commitments accrued as restructuring costs under the January 2003 plan will be paid by December 2007.

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

License Revenue

License revenues for the six months ended June 30, 2003 decreased to approximately $4.0 million compared to $15.6 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, approximately $0.5 million of license revenue was attributable to the reversal of license revenue reserves in accordance with our revenue recognition policy as outlined in the section titled "Critical Accounting Policies and Estimates". The decrease in license revenues relative to the same period in the prior year primarily resulted from an approximate $12.2 million decline in license fee royalties from SAP as a result of the general decline of the demand for emarketplace solutions; a significant slowdown in technology spending coupled with the continued general economic downturn; the continued intense competition in the market for supplier relationship management ("SRM") applications; and the nascence of our flagship product, the Commerce One Conductor platform, which was first introduced for general availability in March 2003; all of which resulted in fewer customer orders and lower average selling prices. Revenues recorded as royalty payments from SAP previously have represented a substantial portion of our revenues but have declined substantially over time. Royalty payments from SAP constituted approximately $0.4 million of our license revenue for the six months ended June 30, 2003, compared to approximately $12.6 million for the six months ended June 30, 2002. We do not anticipate that we will generate significant license revenues, if any, through transactions with SAP in the third quarter of 2003 or thereafter.

Services Revenue

Services revenues decreased to approximately $17.4 million for the six months ended June 30, 2003 compared to $44.0 million for the six months ended June 30, 2002. The decrease in services revenues primarily resulted from an approximate $22.9 million downsizing of our Global Services division through reductions in force and divestitures, and an approximate $3.7 million decrease in revenues from maintenance services commensurate with the overall decline in license revenues.  In addition, we have experienced a reduction in the amounts received from various historical revenue-sharing arrangements with our customers who operate electronic marketplaces due to a decline in the use of those marketplaces. For example, we are engaged in a payment dispute with Covisint, from whom we have received significant revenue- sharing payments in the past, and we do not expect to receive future revenues from Covisint, if any, until such dispute is resolved. In addition, as we have shifted our focus from our prior supplier relationship management and marketplace-focused products, some of these customers have reduced or cancelled support and maintenance services for such products, which has reduced our overall support and maintenance revenues, and/or migrated to shorter-term payments, which affects the stability of those revenues.

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

Cost of license fees for the six months ended June 30, 2003 was $0.9 million compared to $154.6 million for the six months ended June 30, 2002. Costs related to the Technology Agreement were $1.0 million and $153.1 million for the six months ended June 30, 2003 and 2002, respectively. The significant decrease was due to a $145.8 million charge related to the impairment of the Technology Agreement intangible asset during the six months ended June 30, 2002. We currently estimate that the amortization of the Technology Agreement will be approximately $0.5 million per quarter over the remaining eight-year term of the agreement.

Cost of services was $14.7 million compared to $41.5 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in cost of services resulted from approximately $26.8 million due to the divestiture and closure of a number of service operations (including consulting, technical support and CommerceOne.net operations) no longer directly related to our core product offering. These divestitures and closures occurred in the fourth quarter of 2001, the first quarter of 2002 and the first quarter of 2003. The number of employees engaged in professional service activity decreased to approximately 86 at June 30, 2003 from approximately 342 at June 30, 2002. Consistent with the decrease in the size of our professional services organization, we expect a decline in professional services costs through the fourth quarter of 2003.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $13.2 million and $49.1 million for the six months ended June 30, 2003 and 2002, respectively. The decrease between 2002 and 2003 was primarily attributable to an overall $16.3 million decrease in the average number of sales and marketing personnel during the year, a decrease in marketing-related activity, and a decrease in commissions paid as a result of the decline in overall revenue. The number of employees engaged in sales and marketing decreased to approximately 65 at June 30, 2003 from approximately 255 at June 30, 2002 as a result of our corporate restructuring efforts. We expect that sales and marketing expenses will remain relatively flat throughout the remainder of 2003.

Product Development Expenses

Product development expenses were approximately $18.0 million and $44.3 million for the six months ended June 30, 2003 and 2002, respectively. During the quarter ended June 30, 2003, $12.2 million of these expenses related primarily to the development of our new Commerce One Conductor platform product, which was released in general availability form in March 2003, as well as certain expenses pertaining to ongoing development of our SRM applications. The decrease in product development expenses between the first quarters of 2003 and 2002 was primarily attributable to $20.6 million in decreased personnel as well as lower subcontractor- related expenses to support development of our products. The number of employees engaged in product development decreased to approximately 107 at June 30, 2003 from approximately 431 at June 30, 2002. We expect total product development expenses to decrease in the last quarter of 2003 due to our reductions in force.

General and Administrative Expenses

General and administrative expenses were approximately $5.8 million and $18.1 million for the six months ended June 30, 2003 and 2002, respectively. The decrease resulted from an $12.3 million overall decrease in the average number of general and administrative personnel employed during the period. The number of employees engaged in general and administrative functions decreased to approximately 38 at June 30, 2003 from approximately 146 at June 30, 2002. We expect general and administrative expenses will decrease over the remainder of 2003 due primarily to the decrease in the average number of employees in this area as a result of our restructuring efforts.

Stock Compensation

Stock compensation totaled approximately $1.8 million and $6.2 million in the six months ended June 30, 2003 and 2002, respectively. The decrease was related to $4.4 million in cancellations of employee stock options as employees have terminated their employment with Commerce One. The remaining deferred stock compensation for non-cancelled options will continue to be amortized over the original vesting periods of three to four years. The expense related to a restricted stock grant made to our employees in May 2001 was being amortized over a two-year vesting period and was fully vested by May 2003.

Restructuring Charges

For the six months ended June 30, 2003, we incurred approximately $4.6 million in restructuring charges. This was due to charges relating to severance costs and real estate lease obligations, offset by approximately $8.5 million as a result of the real estate lease settlement agreements reached in the second quarter. (See section above entitled "Real Estate Obligations" in "Management's Discussion and Analysis of Financial Condition and Results of Operation" in this Quarterly Report on Form 10-Q for more information on our real estate lease settlement agreements.) Restructuring charges totaled approximately $15.9 million for the six months ended June 30, 2002. The restructuring costs in the six months ended June 30, 2003 resulted from approximately $13.1 million due to a restructuring plan that management approved and began to implement in January 2003. This restructuring plan focused on further reduction of our operating expenses and included terminating approximately 430 employees, most of which were terminated on or before March 31, 2003. We anticipate that substantially all remaining payments to terminated employees accrued as restructuring costs under the January 2003 plan will be paid during the third quarter of 2003. We anticipate that all lease cancellations and commitments accrued as restructuring costs under the January 2003 plan will be paid by December 2007.

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

The restructuring plans in 2003 aimed to reduce annual payroll and related expenses by approximately $27 million. We do not expect to realize operating expense savings, net income improvement or cash savings until 3 months after employee notification. While these actions are intended to focus the Company on its core strengths and the headcount reductions are targeted in areas with an attempt to minimize the impact to our customers, the impact to the business will be felt across the organization with a general decrease in capabilities and response times. The overall decrease in capabilities and response times may include delayed release schedules for new products, a decline in product quality in new releases, slower response times to customer requests, fewer sales opportunities identified and closed, and slower or delayed implementation or customization engagements.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Commerce One, Inc.
3.2(2)	Certificate of Amendment, dated September 16, 2002, to Certificate of Incorporation.
3.3(3)	Amended and Restated Bylaws of Commerce One, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2 *	Amended and Restated Preferred Stock Rights Agreement, dated as of July 10, 2003, between Commerce One, Inc. and Equiserve Trust Company, NA.
4.3(4)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(4)	Registration Rights Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein.
10.2(4)	Securities Purchase Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein.
10.3(4)	Warrant to Purchase Common Stock, dated July 10, 2003.
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

* Previously filed.

________

(1)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Form 10-Q filed on August 14, 2002.
(4)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2003.

(b) Reports on Form 8-K filed during the quarter ending June 30, 2003.
Form	Filing Date	Event Reported
8-K	4/23/03	A report on Form 8-K filed by Commerce One, Inc. disclosing that the Company had issued a press release announcing results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COMMERCE ONE, INC. (Registrant)
Dated: May 26, 2004	By:	/s/ Charles D. Boynton
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 26, 2004	By:	/s/ Mark B. Hoffman
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Commerce One, Inc.
3.2(2)	Certificate of Amendment, dated September 16, 2002, to Certificate of Incorporation.
3.3(3)	Amended and Restated Bylaws of Commerce One, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2 *	Amended and Restated Preferred Stock Rights Agreement, dated as of July 10, 2003, between Commerce One, Inc. and Equiserve Trust Company, NA.
4.3(4)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(4)	Registration Rights Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein.
10.2(4)	Securities Purchase Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein.
10.3(4)	Warrant to Purchase Common Stock, dated July 10, 2003.
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

* Previously filed.

________

(1)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Form 10-Q filed on August 14, 2002.
(4)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2003.