Form 10-Q/A
period 2003-09-30
COMMERCE ONE INC / DE/
filed 2004-05-26
CIK 1131806

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

EXPLANATORY NOTE

Commerce One, Inc. ("Commerce One" or the "Company") is filing this Form 10-Q/A for the quarter ended September 30, 2003 to reflect the restatement of its unaudited consolidated financial statements as of and for the three months ended September 30, 2003. See the financial statements and Note 1 thereto included herein for a description of the restatement. This Form 10-Q/A does not attempt to modify or update all other disclosures set forth in the original filing and this Form 10-Q/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing; any such disclosure as of the date of filing of the Company's Form 10-Q for the quarter ended September 30, 2003 is contained in such report. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

COMMERCE ONE, INC.
QUARTERLY REPORT ON FORM 10-Q/A FOR THE PERIOD ENDED SEPTEMBER 30, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of September 30, 2003, as restated, and December 31, 2002.	**

Condensed Consolidated Statements of Operations for the three and nine month period ended September 30, 2003, as restated, and 2002.	**

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003, as restated, and 2002.	**

Notes to Condensed Consolidated Financial Statements.	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risks.	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	**

Item 4. Controls and Procedures.	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	**

Item 2: Changes in Securities and Use of Proceeds.	**

Item 3: Defaults Upon Senior Securities.	**

Item 4: Submission of Matters to a Vote of Security Holders.	**

Item 5: Other Information.	**

Item 6. Exhibits and Reports on Form 8-K.	**

Signatures	**

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Commerce One, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

                                                                               September 30,  December 31,
                                                                                   2003          2002
                                                                               ------------  ------------
                                                                                (unaudited)
                                                                               (as restated)
                              ASSETS
Current assets:
   Cash and cash equivalents................................................. $     11,923  $     73,753
   Short term investments....................................................           --         3,510
   Accounts receivable, net..................................................        2,566         7,373
   Prepaid expenses and other current assets.................................        7,735         4,923
                                                                               ------------  ------------
Total current assets.........................................................       22,224        89,559
Restricted cash, cash equivalents, and short-term investments................        3,187        35,630
Property and equipment, net..................................................        3,778         9,761
Other intangible assets, net.................................................        8,361        18,449
Investments and other assets.................................................        7,278         6,023
                                                                               ------------  ------------
Total assets................................................................. $     44,828  $    159,422
                                                                               ============  ============

             LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                     AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable.......................................................... $      3,228  $      3,104
   Accrued compensation and related expenses.................................        1,998         8,338
   Deferred revenue..........................................................       13,686        23,546
   Other current liabilities.................................................       11,619        29,997
                                                                               ------------  ------------
Total current liabilities....................................................       30,531        64,985
Notes payable................................................................           --        25,000
Non-current accrued restructuring charges and other non-current liabilities..        1,995        21,947
Warrant liability............................................................        3,716            --
Commitments and contingencies

Redeemable convertible preferred stock, net..................................        9,976            --

Stockholders' (deficit) equity:
   Common Stock, par value $0.001, 95,000,000 shares authorized;
     31,780,289 and 29,276,716 issued and outstanding at September 30,
     2003 and December 31, 2002, respectively................................    3,683,649     3,674,645
   Deferred stock compensation...............................................           --        (4,385)
   Note receivable from stockholder..........................................         (129)         (129)
   Accumulated other comprehensive loss......................................       (1,325)       (1,203)
   Accumulated deficit.......................................................   (3,683,585)   (3,621,438)
                                                                               ------------  ------------
Total stockholders' (deficit) equity.........................................       (1,390)       47,490
                                                                               ------------  ------------
Total liabilities, redeemable convertible preferred
  stock and stockholders' (deficit) equity................................... $     44,828  $    159,422
                                                                               ============  ============

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

                                                        Three Months Ended            Nine Months Ended
                                                            September 30,               September 30,
                                                      --------------------------   --------------------------
                                                         2003          2002           2003          2002
                                                      ------------  ------------   ------------  ------------
                                                      (as restated) (as previously (as restated) (as previously
                                                                     restated)                    restated)
Revenues:
  License fees...................................... $        906  $      8,498   $      4,896  $     24,079
  Services..........................................        4,816        17,925         22,236        61,936
                                                      ------------  ------------   ------------  ------------
Total revenues(1)...................................        5,722        26,423         27,132        86,015
                                                      ------------  ------------   ------------  ------------

Costs and expenses:
  Cost of license fees(2)...........................        8,873         2,251          9,749       156,872
  Cost of services..................................        3,561        15,086         18,252        56,563
  Sales and marketing...............................        4,012        19,172         17,246        68,254
  Product development...............................        5,682        18,038         23,653        62,349
  General and administrative........................        1,799         4,575          7,583        22,673
  Stock compensation................................        1,563         1,035          3,394         7,211
  Restructuring costs...............................        1,019            --          5,608        15,865
  Amortization of intangible assets.................          156         2,851            455         8,989
                                                      ------------  ------------   ------------  ------------
Total costs and expenses............................       26,665        63,008         85,940       398,776
                                                      ------------  ------------   ------------  ------------
Loss from operations................................      (20,943)      (36,585)       (58,808)     (312,761)
Interest income and other, net......................        1,321           543          3,391         4,085
                                                      ------------  ------------   ------------  ------------
Net loss before income taxes........................      (19,622)      (36,042)       (55,417)     (308,676)
Provision (benefit) for income taxes................           36           299           (364)        1,678
                                                      ------------  ------------   ------------  ------------
Net loss............................................      (19,658)      (36,341)       (55,053)     (310,354)

Deemed dividend due to beneficial conversion feature
  of preferred stock................................        7,096            --          7,096            --
                                                      ------------  ------------   ------------  ------------
Net loss attributable to common stockholders........ $    (26,754) $    (36,341)  $    (62,149) $   (310,354)
                                                      ============  ============   ============  ============

Basic and diluted net loss per share attributable
  to common stockholders............................ $      (0.84) $      (1.25)  $      (2.05) $     (10.72)
                                                      ============  ============   ============  ============
Shares used in calculation of basic and
 diluted net loss per share.........................       31,730        29,130         30,355        28,947
                                                      ============  ============   ============  ============
________________
(1) Revenues from SAP, Covisint and NTT (Note 7).... $      1,028  $      9,464   $      3,908  $     29,527
                                                      ============  ============   ============  ============
(2) Includes charges for the impairment and
    amortization of the technology agreement with
    Covisint ("Technology Agreement") (Note 9)...... $      8,946  $      1,566   $      9,943  $    154,679
                                                      ============  ============   ============  ============

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                         ------------------------
                                                                            2003         2002
                                                                         -----------  -----------
                                                                         (as restated)(as previously
                                                                                      restated)
Operating activities:
Net loss............................................................... $   (62,149) $  (310,354)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization.....................................       4,671       23,917
     Amortization of Technology Agreement with Covisint................       1,494        8,864
     Amortization of deferred stock compensation.......................       3,396        7,211
     Amortization of intangible assets.................................         455        8,989
     Deemed dividend due to beneficial conversion
        feature of preferred stock.....................................       7,096           --
     Impairment of Technology Agreement................................       8,448      145,815
     Non-cash loss on asset disposals..................................         492           --
     Loss on investments...............................................          (3)        (356)
     Other.............................................................          --          977
     Change in operating assets and liabilities:
        Restricted investments.........................................          75      (35,205)
        Accounts receivable, net.......................................       3,834       27,678
        Prepaid expenses and other current assets......................      (2,706)       3,710
        Accounts payable...............................................         124      (11,905)
        Accrued compensation and related expenses......................      (6,340)      (7,176)
        Other liabilities..............................................     (33,489)     (20,773)
        Deferred revenue...............................................      (8,738)     (27,032)
        Long term liabilities..........................................         109           --
                                                                         -----------  -----------
Net cash used in operating activities..................................     (83,085)    (185,640)
                                                                         -----------  -----------
Investing activities:
     Purchases of property and equipment, net..........................        (392)      (8,887)
     Proceeds from the sale of property and equipment..................         518        3,266
     Purchases of short term investments...............................      (1,685)     (37,046)
     Proceeds from the maturity of short term investments..............      37,698      130,550
     Proceeds (use of cash) from divestitures of operations............        (431)      10,734
     Other.............................................................         435        1,395
                                                                         -----------  -----------
Net cash provided by investing activities..............................      36,143      100,012
                                                                         -----------  -----------
Financing activities:
     Proceeds from issuance of preferred stock, net....................       9,777           --
     Proceeds from issuance of common stock, net.......................         454        4,539
     Proceeds from issuance of warrants................................          --           --
     Payments on notes payable and capital lease obligations...........     (25,000)        (372)
     Proceeds from notes payable.......................................          --          423
                                                                         -----------  -----------
Net cash (used in) provided by financing activities....................     (14,769)       4,590
                                                                         -----------  -----------
Effect of foreign currency translation on cash and cash equivalents....        (119)        (763)
                                                                         -----------  -----------
Net decrease in cash...................................................     (61,830)     (81,801)
Cash and cash equivalents at beginning of period.......................      73,753      192,547
                                                                         -----------  -----------
Cash and cash equivalents at end of period............................. $    11,923  $   110,746
                                                                         ===========  ===========
Supplemental disclosures of cash flow information:
     Interest paid..................................................... $       522  $       879
                                                                         ===========  ===========

Disclosure of non-cash investing and financing activities:
     Property, plant and equipment acquired under
        capital leases................................................. $        --  $       801
                                                                         ===========  ===========

     Stock issued in connection with real estate settlement agreements. $     6,214  $        --
                                                                         ===========  ===========

See notes to condensed consolidated financial statements.

Commerce One, Inc.
Notes to Condensed Consolidated Financial Statements

1. RESTATEMENTS OF FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Commerce One is restating its unaudited consolidated financial statements as of and for the three months ended September 30, 2003 to properly classify warrants issued in connection with the Company's Series B Preferred Financing completed in July 2003 as an accrued liability at September 30, 2003.  Prior to the filing of our Form 10-Q for the quarter ended September 30, 2003, the Company's management believed that the classification of these warrants as equity was appropriate.  However, the Company subsequently determined that Emerging Issues Task Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," should be applied and that these warrants should be classified as an accrued liability because the Company is required to register shares to be delivered upon exercise of the warrants. Since EITF 00-19 requires that the warrant liability be recorded at fair value, the Company also was required to increase the amount of deemed dividends attributable to the Series B Preferred Financing for the quarter ending September 30, 2003, resulting in an increase to our net loss attributable to common stockholders in that period.

The following table indicates the impact of the restatement to the Company's statements of operations and balance sheets. The restatements had no impact on our cash flows from operations, investing activities or financing activities.

Condensed Consolidated Statements of Operations

                                                 Three Months Ended           Nine Months Ended
                                                     September 30,              September 30,
                                               --------------------------  --------------------------
                                                    As                          As
                                                Originally        As        Originally        As
                                                 Reported      Restated      Reported      Restated
                                               ------------  ------------  ------------  ------------
Interest income and other, net............... $      1,467  $      1,321  $      3,537  $      3,391

Net loss.....................................      (19,512)      (19,658)      (54,907)      (55,053)
Deemed dividend due to beneficial conversion
    feature of preferred stock...............        4,882         7,096         4,882         7,096
                                               ------------  ------------  ------------  ------------
Net loss attributable to common stockholders. $    (24,394) $    (26,754) $    (59,789) $    (62,149)
                                               ============  ============  ============  ============

Basic and diluted net loss per share
  attributable to common stockholders........ $      (0.77) $      (0.84) $      (1.97) $      (1.96)
                                               ============  ============  ============  ============
Shares used in calculation of basic and
 diluted net loss per share..................       31,730        31,730        30,355        31,730
                                               ============  ============  ============  ============

Condensed Consolidated Balance Sheets

                                                         As
                                                     Originally        As
                                                      Reported      Restated
                                                    ------------  ------------
Warrant liability................................. $         --  $      3,716
Redeemable convertible preferred stock, net.......        9,700         9,976
Total stockholders' equity........................        2,602        (1,390)

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

Basis Of Presentation

At September 30, 2003, the Company had $15.1 million cash and cash equivalents and investments, of which $11.9 million was unrestricted and available to fund operations, negative working capital of $8.3 million and $3.7 billion accumulated deficit. To date, the Company has funded its operations from revenue and equity financing. During the third quarter, the Company received $10 million from Baystar as part of the Series B Preferred Stock financing which increased its unrestricted cash balance. The Company has taken significant steps to reduce its expenses through personnel reductions and other cost reduction measures, including a recent personnel reduction in October 2003 targeted to reduce its operations to approximately 116 employees in the fourth quarter of 2003, multiple real estate settlement agreements intended to significantly reduce its rental expenses, and employee furloughs. While these efforts have significantly reduced the Company's expense levels, its operations are still drawing upon its cash reserves. Based upon the Company's present plans and expectations, it believes that its available cash, combined with expected revenues and cash inflows, will be sufficient to finance its presently anticipated operating losses and working capital expenditure requirements through 2003. However, plans and expectations are inherently uncertain, and the Company's ability to fund its operations through 2003 is dependent upon a variety of factors, including expected revenues and expenses, pending settlements with third parties as well as expected cash collections and other inflows. In addition, the Company believes that it will need at least an additional $15 million to finance its operations for the twelve months following this quarterly report. As a result, the Company will need to significantly increase its revenues and /or raise additional capital to meet its liquidity and capital needs in 2004 and beyond. The Company may seek to raise such additional capital through, among other things, potential asset sales, additional equity or debt financings, the settlement of its payment dispute with Covisint, or some combination of these. The Company's future liquidity and capital requirements will depend on numerous factors including its ability to sell and gain acceptance in the market of its new Commerce One Conductor platform product, its future revenues and expenses, growth or contraction of operations, and general economic pressures. In October 2003, the Company announced that it is evaluating various avenues for raising additional capital and other strategic alternatives, which may include the possible sale of some or all of the Company's business, and that it has retained investment bank Broadview International LLC to assist in exploring the Company's strategic alternatives.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 to stock-based employee compensation (in thousands except per share data):

                                                        Three Months Ended            Nine Months Ended
                                                            September 30,               September 30,
                                                      --------------------------   --------------------------
                                                         2003          2002           2003          2002
                                                      ------------  ------------   ------------  ------------
                                                      (as restated) (as previously (as restated) (as previously
                                                                    restated)                    restated)

Net loss - as reported.............................. $    (26,754) $    (36,341)  $    (62,149) $   (310,354)
Add:  Stock-based compensation cost, included
  in the determination of net income as reported....        1,563         1,035          3,394         7,211
Deduct: Total stock-based employee compensation
  expense determined under the fair value
  based method for all awards.......................         (415)       (8,946)          (738)      (34,799)
                                                      ------------  ------------   ------------  ------------
Proforma net loss................................... $    (25,606) $    (44,252)  $    (59,493) $   (337,942)
                                                      ============  ============   ============  ============
Loss per share:
   Basic and diluted - as reported.................. $      (0.84) $      (1.25)  $      (2.05) $     (10.72)
                                                      ============  ============   ============  ============
   Basic and diluted - pro forma.................... $      (0.81) $      (1.52)  $      (1.96) $     (11.67)
                                                      ============  ============   ============  ============

The weighted-average fair value for stock options granted were calculated using the Black-Scholes option-pricing model based on the following assumptions:

                                                                        2003           2002
                                                                    ------------   ------------
Volatility........................................................           88%          119%
Weighted-average estimated life - stock options...................      3 years        3 years
Weighted-average estimated life - stock purchase plan.............     6 months       6 months
Weighted-average risk - free interest rate........................          2.3%          4.6%
Dividend yield....................................................           --             --

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

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

                                                        Three Months Ended            Nine Months Ended
                                                            September 30,               September 30,
                                                      --------------------------   --------------------------
                                                         2003          2002           2003          2002
                                                      ------------  ------------   ------------  ------------
                                                      (as restated)                (as restated)

     Net loss....................................... $    (26,754) $    (36,341)  $    (62,149) $   (310,354)
                                                      ============  ============   ============  ============

     Weighted average shares of common stock
      outstanding...................................       31,730        29,167         30,373        29,022
     Less:  Weighted average subject to
      to repurchase and forfeiture..................           --           (37)           (18)          (75)
                                                      ------------  ------------   ------------  ------------
     Weighted average shares of common stock
      outstanding used in computing basic and
      diluted net loss per share....................       31,730        29,130         30,355        28,947
                                                      ============  ============   ============  ============

     Basic and diluted net loss per share........... $      (0.84) $      (1.25)  $      (2.05) $     (10.72)
                                                      ============  ============   ============  ============

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

                                                        Three Months Ended            Nine Months Ended
                                                            September 30,               September 30,
                                                      --------------------------   --------------------------
                                                         2003          2002           2003          2002
                                                      ------------  ------------   ------------  ------------
                                                      (as restated) (as previously (as restated) (as previously
                                                                    restated)                    restated)

Net loss............................................ $    (26,754) $    (36,341)  $    (62,149) $   (310,354)
Unrealized gain (loss) on investments...............           --             2             (2)          384
Foreign currency translation adjustment.............           34          (223)          (120)         (385)
                                                      ------------  ------------   ------------  ------------
Comprehensive loss.................................. $    (26,720) $    (36,562)  $    (62,271) $   (310,355)
                                                      ============  ============   ============  ============

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
                                                                                    =========

The charge to restructuring for employee-related costs was due to a change in management estimates related to employee benefit plans adopted prior to January 1, 2003. Restructuring charges reversed in the nine months ended September 30, 2003 resulted primarily from the settlement of various lease obligations as outlined below. In addition, there were minor reversals as a result of changes in management estimates relating to employee claims and the disposal price of equipment and other assets. The remaining accrued restructuring costs for Plans adopted prior to January 1, 2003 relate primarily to lease payments contractually required of Commerce One on certain facilities, net of any estimated sublease amounts, expiring at various dates through 2007.

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

9. IMPAIRMENT OF INTANGIBLE ASSET

In December 2000, Commerce One entered into an agreement with Covisint (the Technology Agreement) under which, amongst other terms, the Company was entitled to receive a share of gross revenue adjusted for certain items. As a result, Commerce One recognized an intangible asset on its consolidated financial statements. The Technology Agreement intangible asset has previously been written down due to impairment in the second quarter of 2001 and the first quarter of 2002 in the amounts of $592.3 million and $145.8 million, respectively. During the quarter ended September 30, 2003, the Company identified indicators of possible additional impairment relating to the Technology Agreement with Covisint.  The primary impairment indicator was the recent dispute and related negotiation with Covisint regarding Covisint's revenue sharing obligations. Because the projected undiscounted cash flows were below the current carrying value of the intangible asset, an impairment existed and the Company therefore performed a discounted cash flow analysis to value the asset. Based upon the Company's analysis, it believes that the Technology Agreement with Covisint is valued at $6 million. As a result, in the quarter ended September 30, 2003, the Company recorded an impairment charge of $8.4 million related to the Technology Agreement with Covisint.

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

The holders of the Series B Preferred Stock and warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission (the "SEC") to register resale of the common stock issuable upon conversion of the Series B Preferred Stock and the common stock issuable upon exercise of the warrants. In the event the Company is unable to cause the registration statement to be declared effective by January 6, 2004, cash penalties of $5,000 per day are due to the holders during the period commencing on January 7, 2004 and ending on the date the registration statement is declared effective by the SEC. Under EITF 00-19, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial fair value of the warrants of $3.6 million has been classified as an accrued warrant liability in the consolidated balance sheet, and will be marked to market at the end of each quarter.

The initial value attributed to the Series B Preferred Stock of $6.4 million represents a discount from its face value of $10 million. In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company has determined that the Series B Preferred Stock has a beneficial conversion feature of $3.3 million. The Company recorded this beneficial conversion feature, together with $3.6 million in adjustment of the preferred stock to its conversion value at date of issuance as a deemed dividend in the three-month period ended September 30, 2003. The carrying value includes $200,000 of accrued dividends through September 30, 2003. The Preferred stock carries certain registration including the right of the holder to elect redemption if the underlying common shares are not registered by April 2004. As of September 30, 2003, the total redemption price would be approximately $12,485,000. However, redemption is not considered probable, as an initial Registration Statement covering the underlying shares has been filed, and management believes that effective registration can be attained in the remaining time prior to April 2004.

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

Registration of Shares of Common Stock for Resale: The Series B Preferred and the warrants were issued in a private placement without registration under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We filed on August 22, 2003 with the SEC a registration statement on Form S-3 to register the resale of the common stock issuable upon conversion of the Series B Preferred and the common stock issuable upon exercise of the warrants. We are required to cause this registration statement to be declared effective by the SEC no later than January 6, 2004 in order to avoid late registration penalties, and no later than April 4, 2004 in order to avoid triggering the holder's right to require redemption.

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

Revenues from license agreements for our software products are recognized upon delivery of the software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable. In the limited circumstances where our software is licensed to third parties through indirect sales channels (primarily in international locations), license fees are generally recognized as revenue, under the "sell- through method," when the criteria described above have been met and the reseller has sold the software to an end user customer. While generally we do not license software under barter or concurrent arrangements, whenever software has been licensed under such arrangements, we have recognized revenue equal to the net monetary amounts to be received by us.

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

Based upon our present plans and expectations, we believe that our available cash, combined with expected revenues and cash inflows, will be sufficient to finance our presently anticipated operating losses and working capital expenditure requirements through 2003. However, plans and expectations are inherently uncertain, and our ability to fund our operations through 2003 is dependent upon a variety of factors, including expected revenues and expenses, pending settlements with third parties as well as expected cash collections and other inflows. In addition, we believe that we will need at least an additional $15 million to finance our operations for the twelve months following this quarterly report. As a result, we will need to significantly increase our revenues and /or raise additional capital to meet our liquidity and capital needs in 2004 and beyond. We may seek to raise such additional capital through, among other things, potential asset sales, additional equity or debt financings, the settlement of our payment dispute with Covisint, or some combination of these. Our future liquidity and capital requirements will depend on numerous factors including our ability to sell and gain acceptance in the market of our new Commerce One Conductor platform product, our future revenues and expenses, growth or contraction of operations, and general economic pressures. In October 2003, the Company announced that it is evaluating various avenues for raising additional capital and other strategic alternatives, which may include the possible sale of some or all of the Company's business, and that it has retained investment bank Broadview International LLC to assist in exploring the Company's strategic alternatives. We may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities is likely to result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. The current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding. In addition, the rights of our new Series B Preferred stock holder, Baystar, may discourage other potential investors and diminish our ability to obtain additional financing. If we do not have sufficient cash to fund our current operations or meet our capital needs, we will need to pursue other alternatives such as the sale of some or all of our assets, dramatically reducing or discontinuing some or all of our operations, or filing for bankruptcy protection. In addition, if our outstanding Registration Statement covering the common shares underlying our convertible preferred stock is not declared effective by April 4, 2004, the holder will have the right to demand redemption (redemption price of $12,485,000 as of September 30, 2003). However, redemption is not considered probable, as an initial Registration Statement covering the underlying shares has been filed, and management believes that effective registration can be attained in the remaining time prior to April 2004.

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

Our headcount reductions, which were made to further enable us to focus on our core product offerings, have taken place during 2001, 2002 and in each quarter of 2003. In January 2003, we divested to eScout LLC our CommerceOne.net division, which previously offered hosting, software subscription services, transaction-based marketplace services and content- related services. During the three months ended September 30, 2003, we recognized a total of approximately $0.1 million in services revenue from CommerceOne.net related services. As a result of this divestiture, we no longer expect to receive revenues from transaction fees, content or subscription services. In addition, we expect that hosting revenue will decline substantially and will be limited solely to the recognition of revenue that previously had been deferred. We expect that total services revenues may decline further in the short term primarily as a result of the decrease in the number of employees in our professional service division.  In addition, our new Commerce One Conductor platform product was released for general availability in March 2003, and we do not expect it to generate significant services engagements or maintenance revenues in the short term until the product is more broadly used by our customers.

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

Cost of license fees for the three months ended September 30, 2003 was $8.9 million compared to $2.3 million for the three months ended September 30, 2002. Cost of license fees primarily consist of $8.9 million of amortization and impairment relating to the cost of the Technology Agreement with Covisint as well as royalties due to third parties, software media and duplication costs and software documentation costs. Costs related to the Technology Agreement were $8.9 million and $1.6 million for the three months ended September 30, 2003 and 2002, respectively. The significant increase was due to a $8.4 million charge related to the impairment of the Technology Agreement intangible asset during the three months ended September 30, 2003. Cost of license fees for the three and nine months ended September 30, 2003 were partially offset by a $0.3 million reversal of previously recorded estimated costs.

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

Product Development Expenses

Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $5.7 million and $18.0 million for the three months ended September 30, 2003 and 2002, respectively. During the quarter ended September 30, 2003, these expenses related primarily to the continued development of our new Commerce One Conductor platform product, which was released in general availability form in March 2003, and certain expenses pertaining to ongoing development of our SRM applications. The $12.3 million decrease in product development expenses between the second quarters of 2003 and 2002 was primarily attributable to $11.1 million in savings from a reduction in personnel as well as $0.8 million in lower subcontractor-related expenses to support development of our products. The number of employees engaged in product development decreased to approximately 88 at September 30, 2003 from approximately 430 at September 30, 2002. We expect total product development expenses to decrease in the last quarter of 2003 due to our reductions in force.

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

We have not been profitable in our recent history and as of September 30, 2003, we had an accumulated deficit of $3.7 billion. We will need to generate significant additional revenues to avoid losses in the future. If we do not decrease our losses in the future, our business may suffer in a number of ways, including increased difficulties in obtaining additional capital, selling our products and services (since nearly all customers require future support) and funding our continued operations.

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

Our stock price has fallen substantially during the past twenty-four months and traded below one dollar per share for a number of consecutive days during 2002. On September 16, 2002, we implemented a one- for-ten reverse split of our issued and outstanding shares of common stock. The reverse split was effective on September 16, 2002 and our common stock closed the following day at $2.37 per share. Subsequent to the reverse split, our stock price has experienced volatility and at times has traded below the level at which it traded immediately following the reverse split. It is possible that our stock price will continue to decline and/or trade below one dollar per share in the future. If our stock were to trade below one dollar for thirty consecutive trading days, and did not trade at or above one dollar per share for ten consecutive trading days during the following 180 calendar days, our stock could be de-listed by the Nasdaq Stock Market's National Market ("Nasdaq"). In addition, we may be de-listed if we do not maintain the other minimum continued listing requirements of Nasdaq including if, for example, we do not maintain stockholders equity of at least $10 million or in the alternative, maintain the minimum market value of our securities listed on Nasdaq. De-listing could make our stock more difficult to trade, reduce its trading volume, and further depress our stock price. De-listing also could weaken our ability to secure financing in the capital markets, which could materially impact our business operations and financial condition. In addition, if we implement another reverse split, the volatility of our stock could increase significantly because a second reverse split would severely reduce the number of our shares in the market and magnify the effect of large sales or purchases of our stock.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (~~"~~Exchange Act~~"~~)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Commerce One, Inc.
3.2(2)	Certificate of Amendment, dated September 16, 2002, to Certificate of Incorporation.
3.3(3)	Amended and Restated Bylaws of Commerce One, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2(5)	Amended and Restated Preferred Stock Rights Agreement, dated as of July 10, 2003, between Commerce One, Inc. and Equiserve Trust Company, NA.
4.3(4)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(4)	Registration Rights Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein.
10.2(4)	Securities Purchase Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein.
10.3(4)	Warrant to Purchase Common Stock, dated July 10, 2003.
10.4 + *	Strategic Alliance Agreement Amendment No. 6, by and between Commerce One Operations, Inc. and SAP AG, dated November 13, 2003.
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

+	Previously filed.
(1)	Incorporated by reference to Commerce One's Form 8-A filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Form 10-Q filed on August 14, 2002.
(4)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2003.
(5)	Incorporated by reference to Commerce One's Form 10-Q filed on August 14, 2003.

* Confidential treatment has been sought for portions of this exhibit.

(b) Reports on Form 8-K filed during the quarter ending September 30, 2003.
Form	Filing Date	Event Reported
8-K	7/2/03

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

COMMERCE ONE, INC. (Registrant)
Dated: May 26, 2004	By:	/s/ Charles D. Boynton
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 26, 2004	By:	/s/ Mark B. Hoffman
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Commerce One, Inc.
3.2(2)	Certificate of Amendment, dated September 16, 2002, to Certificate of Incorporation.
3.3(3)	Amended and Restated Bylaws of Commerce One, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2(5)	Amended and Restated Preferred Stock Rights Agreement, dated as of July 10, 2003, between Commerce One, Inc. and Equiserve Trust Company, NA.
4.3(4)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(4)	Registration Rights Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein.
10.2(4)	Securities Purchase Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein.
10.3(4)	Warrant to Purchase Common Stock, dated July 10, 2003.
10.4 + *	Strategic Alliance Agreement Amendment No. 6, by and between Commerce One Operations, Inc. and SAP AG, dated November 13, 2003.
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

+	Previously filed.
(1)	Incorporated by reference to Commerce One's Form 8-A filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Form 10-Q filed on August 14, 2002.
(4)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2003.
(5)	Incorporated by reference to Commerce One's Form 10-Q filed on August 14, 2003.

* Confidential treatment has been sought for portions of this exhibit.