Form 10-K/A
period 2002-12-31
COMMERCE ONE INC / DE/
filed 2004-05-27
CIK 1131806

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
FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-26453

COMMERCE ONE, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3392885 (I.R.S. Employer Identification Number)
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

        As of March 3, 2002, there were 29,276,716 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant's Annual Meeting of Stockholders to be held on May 28, 2003.

EXPLANATORY NOTE

        This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is being filed in order to improve our disclosures generally and to provide additional disclosures relating to our revenues and expense and restructuring activities. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original filing, except as required to reflect the changes noted above. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

        Commerce One, Inc., together with Commerce One Operations, Inc and their wholly-owed subsidiaries, is hereinafter sometimes referred to as "the Registrant," "the Company," "Commerce One," "we" and "us."

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

        Commerce One's newest product offerings—the Commerce One Conductor™ platform, supporting set of packaged Supplier Relationship Management (SRM) applications, and planned Composite Process Templates—represent our next generation of collaborative solutions designed to help our customers optimize their technology investments and improve the functionality of their existing software applications.

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

        We believe that one of the largest costs in business today, and one of the greatest opportunities for savings, is the connection, composition and creation of relationships between unlinked or poorly linked internal and external software systems. As business networks expand, the complexity of the systems and applications that must work together expands even more rapidly. For many companies, without an infrastructure to manage and automate the connectivity between disparate software components, the effort required to maintain these connections places a tremendous and costly strain on available information technology resources. The Commerce One Conductor platform is designed to enable businesses to effectively connect, compose and collaborate business processes between disparate internal and external applications, systems and enterprises. The platform has broad applicability in a wide variety of industries. Examples of business functions that could be automated using the Commerce One Conductor platform include procurement and supplier sourcing functions, spend analysis and payment and supply chain processes across industries such as automotive, manufacturing, health care and consumer goods. Some specific examples of business functions include the following:

  •
  Demand management: The creation of a process to quickly collect information about inventory needs from a variety of data sources within a manufacturer (such as manual purchase requisitions and various internal software applications) and locate suppliers for such needs, reducing time and minimizing costs;

  •
  Invoice Management: The integration of disparate procurement applications to create a process to provide consistent matching of purchase orders, invoices and receipts for payment authorization within an enterprise, eliminating duplication and reducing overall costs;

  •
  Contract Compliance Management: The aggregation of supplier contract data from disparate software systems within an enterprise, allowing better compliance with pricing and other supplier terms and reducing overall procurement expenses.

        The Commerce One Conductor platform is comprised of the following key elements:

  Conductor Registry™—The Conductor Registry solution stores all of the components that can be used to create applications. These are stored as services that can be used in any combination. The Registry further maintains connectivity relationships, transformation maps, and security requirements.

  Collaborative Interoperability Engine™ (CIE)—The software-based CIE determines the flow of messaging in and out of the Registry. The Interoperability Engine is a pure services-oriented integration structure, designed to allow virtually any application functionality or protocol to be configured to respond to any variety of services standard.

  Conductor Process Manager™ (CPM)—The CPM contains a run-time engine which orchestrates the processes and functions of applications that run on the Commerce One Conductor platform.

  Graphical Process Builder™ (GPB)—The GPB allows a user to visually construct composite applications from the resources listed and defined in the Registry. Processes can be reused or combined to create new functionality or to leverage different registry resources.

  Design Center™—The Design Center feature provides tools required to extend and manipulate Conductor applications, including the Graphical Process Builder, UI components, Common Object Framework, and XML tools.

  Systems Management—The Systems Management component handles end-to-end message tracking, component monitoring, topology management, installation, configuration, and initial data loading for participating services.

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

        By working in combination with the Commerce One Conductor platform, these core SRM applications can connect to disparate external systems and draw on existing information technology resources to meet new and existing business needs. The SRM suites include the following applications:

  •
  Sourcing—supports management of requests for proposals and bids from suppliers, negotiations, supplier performance management and activity reports.

  •
  Auction—allows forward and reverse auctions for buying and selling goods and services.

  •
  Contract Management—provides tools for creation, review, negotiation, award and management

  •
  Supplier Self Service—provides order information, product availability, confirmations, notices and payments.

  •
  Contract Labor—tracks usage and expenses on contractors.

  •
  Trading Partner Connectivity—links enterprise applications and trading partners.

  •
  Procurement—Enables enterprises to purchase goods from electronic marketplaces.

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

COMMERCE ONE GLOBAL SERVICES

        Commerce One Global Services provides comprehensive design, planning, analysis, systems integration, implementation, technical support, and operations services to help deliver Commerce One solutions to global organizations. Commerce One Global Services has been integral in deploying the beta form of the Commerce One Conductor platform with certain customers (our "early adopter" customers) to help them automate critical business processes across their enterprises, as well as deploying, implementing and integrating Commerce One's sourcing, procurement and auction applications for our customers. Commerce One Global Services also provides consulting services to help UCCnet build the UCCnet GLOBALregistryTM. These technical consulting resources work with UCCnet to build the item registry and data synchronization to connect retailers and consumer product goods manufacturers. In addition to these deployment services, Commerce One also offers training, known as "Knowledge Services," which leads the development and deployment of technical, functional and end-user education for Commerce One customers and partners. In addition, the Knowledge Services group provides learning solutions on Commerce One products to internal audiences. This training provides the knowledge and tools needed for the implementation and deployment of Commerce One products.

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

RESEARCH AND DEVELOPMENT

        Commerce One continues to invest in researching and developing new products and services. During the year ended December 31, 2002, Commerce One incurred total product development expenses of approximately $76.9 million. Product-development expenses were approximately $118.2 million for 2001 and $102.7 million for 2000. Our product-development team employs the latest software design principles to guide the development of our products. Our methodology allows us to exploit the capabilities of the Java programming language and the J2EE standards to build reusable components and designs. Our design principles and development practices help reduce the risks inherent in developing complex systems, and help us design our solutions to meet the needs of our customers and trading partners.

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

INTELLECTUAL PROPERTY RIGHTS

        Our future success depends in part on our proprietary rights and technology. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. To date, we own three U.S. patents and we have approximately 64 patent applications pending in the U.S. We also pursue patents internationally. Two of our issued U.S. patents generally relate to electronic commerce transactions involving the receipt of data and storing of specifications for the input and output of documents electronically. These patents are effective until 2020 and 2021. The third patent relates generally to a computer system to compile source code and is effective until 2019.

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

AVAILABLE INFORMATION

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Securities Exchange Commission website (http://www.sec.gov), at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or by calling the SEC at 1-800-SEC-0330.

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

        We currently have contractual commitments to lease approximately 430,000 square feet of office space in North America, of which 60,000 square feet has been subleased. Approximately 143,000 square feet of this leased space is unoccupied and is no longer needed for our current operations. This remaining unoccupied space is located in areas where the real estate market has been severely weakened, and the space was leased at rates significantly higher than the current real estate market in those locations will support. We have been unsuccessful in subleasing much of this remaining unoccupied space. We have stopped paying rent in a number of these locations and are now engaged in litigation with several landlords. See "Pending Litigation." We are presently engaged in discussions with those landlords in an effort to reach amicable settlements, and we are also seeking to reach agreements with other landlords before they file legal claims. In the event these discussions prove unsuccessful, in whole or in part, we will likely face legal claims from each of the landlords with whom we have failed to reach agreement.

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

        As our business model has moved toward enterprise software solutions (i.e., sales to companies for their own internal use) and away from our historical focus on electronic marketplaces, we have developed a new composite application platform, called Commerce One Conductor. The Commerce One Conductor platform was released for general availability in March of 2003. The Commerce One Conductor platform and related solutions are the primary focus of Commerce One's development and sales efforts, and our continued viability as a company depends upon our ability to release and deliver the products in a timely fashion and to establish a market for this relatively new category of products. Given the ongoing downturn in enterprise technology spending, the complexity and youth of our new technology, and the intense competition among enterprise software providers, our ability to generate a significant and sustainable market demand for our new solutions is uncertain. During the 2002 fiscal year, revenues from sales of the Company's earlier generation of enterprise software applications, Commerce One 5.0, represented a relatively small percentage of our license revenues and we have continued to experience long sales cycles. If we do not sell a significant number of our new Commerce One Conductor platform, our revenues, and hence our business, will be significantly harmed.

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

        Our stock price has fallen substantially during the past twenty-four months and traded below one dollar per share for a number of consecutive days during the year. On September 16, 2002, we implemented a one-for-ten reverse split of our issued and outstanding shares of common stock. The reverse split was effective on September 16, 2002 and the Company's stock closed the following day at $2.37 per share.

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

Sales of a substantial number of shares of our common stock by certain of our stockholders could cause the market price of our common stock to decline and make it more difficult for us to raise financing

        A substantial percentage of our outstanding common stock is held by stockholders that are currently subject to contractual provisions that restrict their ability to sell all or a portion of their shares of our common stock. These stockholders are SAP AG, which beneficially owns approximately 20% of our outstanding common stock, and Ford Motor Company and General Motors Corporation, which each own approximately 4.9% of our outstanding common stock. Most of the contractual restrictions on these stockholders' ability to sell their shares will terminate in mid to late 2003. In addition, these stockholders possess certain registration rights that will, in certain circumstances, require us to register these stockholders' resale of their shares. As a result, these stockholders may be able to sell a significant number of shares of our common stock on the open market in a short period of time. These sales, or the perception that these sales may occur, could cause the market price of our common stock to decline and could make it more difficult for us to raise equity financing in the future.

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

        We have established strategic relationships with companies that resell and distribute our products to our customers, primarily in international locations. This strategy is unproven and, to date, some of our partners have been unsuccessful in reselling our products. In addition, because many of our resellers are operators of electronic marketplaces, their ability to resell our products will suffer if they are unsuccessful in generating customers for their electronic marketplace's or funding their continued operations. If any of our current or future resellers are not able to successfully resell our products, our business will suffer.

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

        On April 19, 2002, plaintiffs' lawyers for the consolidated lawsuits filed an amended complaint consisting of a set of "Master Allegations" and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants. The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) as a result of alleged conduct of the underwriters of the IPO to engage in a scheme to underprice the IPO and then artificially inflate our stock price in the aftermarket. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001. On July 15, 2002, the issuer and individual defendants filed an omnibus motion to dismiss addressing issues generally applicable to the defendants as a group. On October 9, 2002, the district court entered an order dismissing all of the living individual Commerce One officers and directors from the case without prejudice. On February 16, 2003, the district court entered an order denying most of the defenses asserted by the defendants in the omnibus motion to dismiss and allowing most of the case to proceed.

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

  Real Estate Litigation

        On November 13, 2002, the Company was named as a defendant in an action for breach of lease, entitled Marriott Plaza Associates L.P. v. Commerce One, Inc., Superior Court of California, County of Santa Clara. The action alleges that Commerce One breached its commercial real estate lease for office space in Santa Clara, California. The Complaint does not quantify the damages it seeks, but instead seeks all unpaid rent owing at the time of trial. If the trial occurs during 2003, we expect the claim for back rent to range between $1.5 and $4.1 million, depending on the date of the trial. As of March 31, 2003, Commerce One's full lease obligation with Marriott Plaza (including back rent and future rent through February 2006) is approximately $11.5 million.

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

        Risks related to our real estate obligations, some of which could also evolve into material litigation matters, are described in more detail in the sections of this Form 10K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the section entitled "Risk Factors."

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq Stock Market's National Market under the symbol "CMRC." The price per share reflected in the table below represents the range of low and high sale prices for our common stock as reported on the Nasdaq Stock Market's National Market commencing January 1, 2001 for the quarters indicated.

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

        The closing price of Commerce One's common stock as reported on the Nasdaq Stock Market's National Market on March 3, 2003 was $1.62. As of March 3, 2003, we had 1,803 stockholders of record of our common stock and a substantially greater number of beneficial owners of our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENT OF OPERATIONS DATA: (In thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2002	2001	2000	1999	1998
Revenues:
License fees	$28,597	$130,917	$223,277	$24,571	$1,633
Services	76,932	277,652	178,519	8,986	930

Total revenues (1)	105,529	408,569	401,796	33,557	2,563
Costs and expenses:
Cost of license fees (2)	192,406	662,315	14,910	484	—
Cost of services	68,233	228,023	139,746	15,586	4,369
Sales and marketing	78,945	183,412	168,647	31,546	13,108
Product development	76,922	118,159	102,676	20,496	6,839
General and administrative (3)	25,615	116,621	43,236	5,050	1,941
Purchased in-process research and development	—	4,548	5,142	9,374	—
Stock compensation	8,728	98,302	39,820	2,324	1,102
Restructuring costs and other	22,947	126,605	—	—	—
Amortization of goodwill and other intangible assets	11,867	332,789	233,183	11,133	—
Impairment of intangible assets, fixed assets and equity investments	214,082	1,120,464	—	—	—

Total costs and expenses	699,745	2,991,238	747,360	95,993	27,359

Loss from operations	(594,216)	(2,582,669)	(345,564)	(62,436)	(24,796)
Interest income and other, net	4,681	7,571	7,017	3,302	156

Net loss before income taxes	(589,535)	(2,575,098)	(338,547)	(59,134)	(24,640)
Provision for income taxes	301	9,001	6,400	4,188	—

Net loss	$(589,836)	$(2,584,099)	$(344,947)	$(63,322)	$(24,640)

Basic and diluted net loss per share	$(20.33)	$(103.02)	$(20.52)	$(7.36)	$(13.45)
Shares used in calculation of basic and diluted net loss per share	29,011	25,084	16,807	8,605	1,832

(1) Revenues from related parties	$32,022	$97,741	$52,512	$2,078	$—

(2) Includes charges for the impairment and amortization of the Technology Agreement with Covisint (see Notes 4 and 11 of Notes to Consolidated Financial Statements)	$190,396	$647,500	$5,700	$—	$—

(3) Allowance for doubtful accounts	$(5,454)	$32,924	$2,657	$195	$—

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

BALANCE SHEET: (In thousands)

	DECEMBER 31,
	2002	2001	2000	1999	1998
Cash, restricted cash, cash equivalents and investments	$112,893	$288,153	$341,440	$124,606	$15,138
Working capital	24,574	180,411	245,963	77,480	11,777
Total assets	159,422	828,941	3,070,555	384,610	20,507
Long term liabilities	46,947	56,005	4,339	262	1,896
Redeemable convertible preferred stock	—	—	—	—	50,432
Total stockholder's equity (deficit)	$47,490	$623,815	$2,799,411	$316,721	$(37,011)

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

        For the year ended December 31, 2002, transactions with SAP accounted for approximately 24.8% of our total revenues and transactions with UCCnet accounted for 11.0% of the Company's total revenues compared to the year ended December 31, 2001 where transactions with SAP accounted for

19.4% of the Company's total revenues. For the years ended 2002 and 2001, no other customer accounted for more than 10% of the Company's total revenues. Additionally, for the year ended December 31, 2000, no customer accounted for more than 10% of the Company's total revenues.

Significant Trends Affecting Our Business

        Industry Dynamics—Decline in Enterprise Spending.    The enterprise software industry is characterized by several trends that may have a material impact on our strategic planning, results of operations and financial condition. One key trend has been the decline in spending on enterprise software as a result of the weakened global economy and uncertainty due to recent international events. This decline in enterprise spending has had a direct and significant adverse impact on our ability to generate license revenues from new and existing customers. The decline in spending has also been coupled with increased competition in our industry resulting in significant downward pricing pressure on our products. Taken together, these trends have resulted in a significant reduction in new sales and declining average selling prices for the products we do sell. In addition, we have only recently introduced our new product, the Commerce One Conductor platform, and we expect that sales of such product will not generate significant license revenue in the immediate future. In particular, in an effort to gain visibility of the product with our customers, we have provided the product to several "early adopter" customers under a program where the customer tests the product for free or at significantly reduced rates. While we believe that the "early adopter" program will be limited to a select number of customers for a short period of time, it is possible that we may continue to offer the product at reduced rates in order to gain market acceptance. As a result, we do not anticipate that our average selling prices for our products will increase in the near future, and we believe that we will continue to experience downward pricing pressure over the next year.

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

        Dependence on SAP—Loss of Future SAP Revenues.    We have historically relied for a substantial portion of our license revenue on our relationship with SAP. In 2002, SAP accounted for $19.7 million of our $28.6 million in license revenue. In addition, SAP has been an important source of new customers for us by providing us with an opportunity to sell our products to the relatively large installed base of SAP customers. As discussed in more detail in the section below called "Relationship with SAP," we received no license revenue from SAP in the fourth quarter of 2002 and do not expect to derive any significant revenues from SAP in 2003, or thereafter, or to have direct access through SAP to its installed based of customers.

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

        Liquidity.    We had cash and cash equivalents and investments of approximately $112.9 million at December 31, 2002, of which $77.3 million was unrestricted cash and short-term investments that can be used to fund operations. In the quarter ended March 31, 2003, we expect that our operations will use approximately $39 million of our cash reserves. Based upon our current plans and expectations for revenues and expenses, we believe that our available cash resources will be sufficient to finance our presently anticipated operating losses and working capital expenditure requirements through the 2003 calendar year. However, plans and future events are inherently uncertain. Should our levels of revenue (particularly our license revenues pertaining to our new Commerce One Conductor platform product) and cash, cash equivalents and investments fall short of our expectations, we will take action to further reduce our operating expenses, primarily through reductions of personnel-related costs, and we believe such action, if needed, will allow us to have sufficient cash to finance our expected operating losses and working capital requirements through the 2003 calendar year. The forecasts of the periods of time through which our financial resources will be adequate to support our operations and the forecasts regarding our ability to reduce our expenses to allow us to have adequate cash resources through 2003 are forward-looking statements that involve risks and uncertainties, and actual results could vary materially as a result of various factors, including without limitation our ability to sell and gain acceptance in the market of our new Commerce One Conductor platform product, our ability to significantly reduce our real estate lease obligations, our future revenues and expenses, growth or contraction of operations and general economic pressures and other factors described in the section entitled "Risk Factors." See "Liquidity and Capital Resources."

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

        We assess whether fees are fixed or determinable when products or services have been delivered. Payment terms offered by us vary based on customer requirements and standard practice in the customer's country of domicile, and are typically within 90 days of delivery of the underlying products or services. Payment terms that extend beyond 90 days are not considered fixed or determinable, and are not recognized as revenue until the contractual payment due date, provided that we determine that collection is probable and all other revenue recognition criteria have been met.

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

        Revenues from professional services contracts are generally recognized on a time and material basis. However, when we perform work on a fixed price basis, revenue is recognized on the percentage-of-completion method, with costs and estimated profits recorded as work is performed. We use labor hours as the input measure to determine progress under the percentage-of completion-method. The Company uses labor hours as the input measure to determine progress under the percentage-of-completion method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability, including final contract settlements, may result in revisions to costs and revenues, which are recognized in the period in which the revisions are determined.

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

        We recognize revenue from royalty agreements upon receipt of the royalty report when there is a signed agreement and collection is probable. Prepaid royalties are recorded as deferred revenue until the royalty report is received. For limited-term fixed fee royalty agreements, we recognize the total fee ratably over the term of the royalty agreement.

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

        In the year ended December 31, 2000 our accounts receivable allowances increased significantly primarily due to our assumption of AppNet's allowance for doubtful accounts in the AppNet acquisition. In the year ended December 31, 2001 we experienced a rapid decline in revenue and the financial condition of our customer base deteriorated with the overall decline of the U.S. financial markets. We increased our reserves based on several factors, including without limitation the aging of our outstanding accounts receivable, the financial condition of our customer base, and the overall decline in the economy. During 2002, we decreased the balance of our allowance for doubtful accounts primarily due to a decrease in our accounts receivable balance related to an overall revenue decline and collection on accounts that were previously reserved. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make such payments, increases in the allowance may be required.

Long-lived assets and Goodwill

        In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long- lived Assets," and SFAS No. 142, "Goodwill and Other Intangible Assets," we periodically assess the carrying value of our long-lived assets including property and equipment, goodwill, our Technology Agreement with Covisint and other identified intangible assets for impairment. An impairment assessment is performed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment indicators include, but are not limited to, our net book value as compared to market capitalization, significant negative industry and economic trends, a significant decline in our stock price for a sustained period and significant under performance relative to historical and projected future operating results. In assessing the recoverability of the current carrying value of goodwill and other intangible assets, we must make assumptions regarding the estimated future cash flows attributable to these assets. In addition we must make assumptions regarding discount rates to determine the fair value of the respective assets. We have typically relied on valuation experts to assist in the analysis of these factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded which could have a significant impact on our operating results. In 2002, we recorded impairment charges of $394.0 million related to property and equipment, goodwill and other intangible assets.

Restructuring Accrual

        We have undergone multiple restructuring transactions during 2001 and 2002. In accordance with Emerging Issues Task Force Issue (referred to as EITF) No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," the cost associated with these transactions have been charged to restructuring expense in the period in which we committed to the restructuring plan. The charges relating to the consolidation and closing of facilities and asset dispositions required significant estimates to determine the amount of future payments to be accrued as a part of the restructuring activity. A change in the circumstances related to the plan for closure of the facilities could result in additional charges or the reversal of prior charges taken. Due primarily to negotiated lease terminations for space vacated due to various restructurings, amounts previously charged to restructuring costs of approximately $5.7 million were reversed during the quarter ended December 31, 2002, reducing the net expense for restructuring recorded in the quarter ending December 31, 2002.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (referred to as EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan, as required under EITF Issue No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 may affect the timing of recognizing future restructuring costs and the amounts recognized under such costs.

Relationship with Covisint

        On December 8, 2000, Commerce One, Ford Motor Company, General Motors Corporation, Daimler Chrysler AG, Renault S.A. and Nissan Motor Co., Ltd. entered into several agreements relating to the formation of Covisint, LLC, a Delaware limited liability company. Covisint is a business-to-business e-marketplace for the procurement of goods and services by automakers, their suppliers and others. Commerce One owns approximately 2% of Covisint. Pursuant to a technology agreement, Commerce One licenses software and provides software maintenance to Covisint. In exchange, Covisint agreed to pay to Commerce One certain license and support fees and a share of Covisint's electronic marketplace revenue over a ten-year period.

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

        The Company also has generated revenue from its relationship with SAP by providing technical customer support and maintenance services to joint customers. In 2002, support of such customers represented a substantial percentage of the Company's total support and maintenance revenue. Amounts received from SAP include payments based on a certain percentage of total support and maintenance fees received by SAP from the customer. In addition, we amended the strategic alliance agreement on January 1, 2002 to provide that SAP would pay us $500,000 per quarter for certain support obligations relating to Marketset. Under the terms of that agreement, the fixed payment is scheduled to cease on September 30, 2003. As a result, and as a result of the decline in license sales of the parties' joint solutions, we expect revenues received from SAP for technical support and maintenance to decline substantially in 2003. If we are unable to replace such revenues with substantial support and maintenance revenue related to the sale of our new products, our overall revenues will be harmed.

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

        On October 23, 2002, we executed an agreement with Silicon Valley Bank for a credit facility of up to $25.0 million. The loan facility is due by November 29, 2005 or upon the earlier default by Commerce One, which is generally defined in the agreement to include the following: failure to pay any obligation to Silicon Valley Bank under the agreement within three (3) days of the due date; failure of the Company to maintain its legal existence and good standing where such failure could materially impact the value of the loan collateral; failure to provide certain financial information to the bank within the time periods prescribed by the contract; failure to pay taxes where such payment obligations are not subject to good faith dispute; the placement of any uncorrected material lien or seizure judgment against the Company's assets; any material change in the value of the assets collateralizing the loan; the filing of an insolvency proceeding; any judgment or accelerated payment obligation exceeding $3,000,000; or a material misstatement or misrepresentation in the loan application. The loan facility bears interest at a rate between one-half and three-quarters of a point below the Silicon Valley Bank's prime rate (3.75% at the time of the filing of this Form 10-K). In the fourth quarter of 2002, Commerce One drew $25.0 million against the credit facility. All amounts drawn by Commerce One are fully secured by a cash collateral account with Silicon Valley Bank and as a result, the loan does not result in any net additional unencumbered cash to Commerce One.

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

RESULTS OF OPERATIONS

        The following table sets forth the results of operations for the Company expressed as a percentage of total revenues for the years ended December 31, 2002, 2001 and 2000. The Company's historical operating results are not necessarily indicative of the results for any future period.

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

        License revenues for 2002 decreased to approximately $28.6 million compared to $130.9 million for 2001 and $223.3 million in 2000. In 2002, the decrease in license revenues relative to prior years primarily resulted from significantly fewer opportunities to license electronic marketplaces, the focus of the Company's previous generation of products; a significant slowdown in technology spending coupled with the continued general economic downturn; and intense competition in the market for packaged SRM applications, to which the Company was a relatively new entrant in 2001 and 2002; all of which resulted in fewer customer orders and lower average selling prices. In 2001, the decrease in license revenues primarily resulted from a significant slowdown in technology spending coupled with a general economic downturn, and significantly fewer opportunities to license emarketplaces resulting in fewer and lower priced customer orders. The SRM-related business overall declined from 2001 to 2002. In addition to the decrease in the SRM average sales price declining due to the overall decline in technology spending, sales and market share in the SRM area also shifted to the software providers that provide a full suite of enterprise products, such as SAP, Oracle and PeopleSoft. We experienced a more significant decline than most during this period due to an intentional change in our focus from SRM and emarketplace software applications to Composite Process Management (CPM) in 2002. While we believe that our SRM products are generally equal to those of our competitors from a feature and function standpoint, we have lost market share in the SRM business and have not been as competitive as we were historically due to this change in our focus and strategy.

        As a result of the above factors, we experienced a decrease in the total number of new customers from approximately 429 customers in 2000 to approximately 141 customers in 2001 and approximately 68 customers in 2002. These numbers reflect the decrease in total number of customer license sales, as well as a decrease in customers resulting from the divestiture of various lines of our services business in 2002. In 2000, as the market for emarketplace software (our prior generation of products) was still relatively strong, most our customers were newly acquired customers during that year. This customer mix shifted to a greater emphasis on our existing customers in 2001 and 2002 as our focus shifted to SRM and then CPM products and as general technology spending declined. As a result, approximately 62% of our customers from whom we generated license revenue were new customers in 2001 and 34% of such customers were new customers in 2002. In addition, as a result of the factors described above, the average license sale was approximately $1,750,000 in 2000 compared to approximately $850,000 in 2001 and approximately $225,000 in 2002.

        In addition, in 2002, a significant portion of the $102.3 million decrease in license revenue was due to a significant drop in SAP license royalties. SAP royalties in 2002 were $19.6 million, a decrease of $48.6 million from 2001. The remaining $53.7 million reduction in license revenue is due to a drop in average recognized license revenue per customer as well as the number of license revenue generating customers. Excluding SAP, the company recognized license revenues on 44 specific customers in 2002, a 44% decrease from the prior year. The average license revenue per customer was $200,000 in 2002, a 75% decrease from 2001. In 2002, 69% of the decrease in direct license business is due to the drop in selling price while 31% was due to a lower deal volume.

        In 2001, license revenue decreased $92.4 million while SAP license revenue royalties increased $24.2 million from 2000. Excluding SAP, license revenue was $116.6 million lower in 2001 due to a drop in average recognized license revenue per customer and the number of license revenue generating customers. In 2001, excluding SAP, the company recognized license revenues on 78 specific customers, a 24% decrease from 2000. The average license revenue per customer was $802,000 in 2000, a 54% decrease from 2000. In 2001, 62% of the decrease in direct license business is due to the drop in selling price while 38% was due to a lower deal volume.

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

        Services revenues for 2002 decreased to $76.9 million compared to $277.7 million in 2001 and $178.5 million in 2000. The percentage of our revenues attributable to professional services in 2002 decreased significantly compared to 2001, but professional services remained the largest portion of our overall revenue. The $200.8 million decrease from 2002 to 2001 resulted primarily from the downsizing of the Global services division through reductions in force and divestitures of various Global Services divisions which contributed to the decrease by approximately $166.5 million, an approximate $2.8 million reduction in the amounts received from various historical revenue-sharing arrangements, continued termination and reduction of support and maintenance agreements by existing customers, particularly our electronic marketplace customers, amounting to an approximate $9.5 million decrease, and an approximate $22.0 million decrease in revenues from maintenance, hosting services and other services commensurate with the overall decline in license revenues.

        The percentage of our revenues attributable to professional services increased from 44% in 2000 to 68% in 2001. The increase of $99.2 million of services revenue in 2001 was due primarily to the full year impact of the AppNet acquisition, a professional services company, acquired in September 2000, and, to a lesser extent, from an increase in both software maintenance and hosting services revenues resulting primarily from the new customers we acquired in 2000. Of the $99.2 million increase in services revenue, 87% or $86.3 million was due to an increase in consulting revenue. Maintenance revenue also increased significantly in 2001 to $34.2 million, an approximate $17.3 million increase, primarily due to the lagging effect of the license revenue increase in 2000 and 2001. In addition, our marketplace services business revenues increased approximately $12.5 million from 2000 to 2001. Other revenue amounted to an approximate $4.6 million increase, primarily consisting of revenue sharing arrangements with customers and billable expenses. These increases were offset by an approximate $21.5 million decrease in services revenues related to transactions with General Motors. In 2000, approximately $20.5 million of our services revenue related to transactions with General Motors. We expect that services revenues may decline further in the short term primarily as a result of the divestiture of our marketplace service division that took place in January 2003 and the decrease in the number of employees in our professional service division. In addition, our new Commerce One Conductor platform product was released for general availability in March 2003, and we do not expect it to generate significant services engagements or maintenance revenues in the short term until the product is more broadly used by our customers.

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

        Cost of license fees was $192.4 million for 2002, compared to $662.3 million for 2001 and $14.9 million for 2000. In 2002, cost of license fees was composed of charges related to the impairment of the Technology Agreement with Covisint of approximately $180.0 million, the amortization of the cost of the Technology Agreement with Covisint of approximately $10.4 million and approximately $2.0 million in other license costs. In 2001, cost of license fees included charges related to the impairment of the Technology Agreement with Covisint of approximately $592.3 million, amortization of the cost of Technology Agreement with Covisint of approximately $55.2 million, a charge to establish the license performance claim reserve of approximately $8.5 million and approximately $6.3 million in other license costs. We currently estimate that the amortization of the Technology Agreement with Covisint will be approximately $0.5 million per quarter over the remaining eight-year term of the agreement.

        Cost of services, which primarily consists of consulting, personnel and related cost, software maintenance and training costs, was $68.2 million for 2002, $228.0 million for 2001 and $139.7 million for 2000. The decrease in cost of services in 2002 resulted primarily from the elimination of the AppNet business unit which was consolidated into the Commerce One Global Services division. The total expense reduction of the former AppNet division, which was primarily direct labor, was $89.2 million. The remaining decrease in cost of services in 2002 from 2001 was primarily related to the downsizing of our global services division consisting of a decrease of approximately $46.7 million of personnel-related expenses, $11.5 million in outside consulting and services expenses, $5.5 million in travel related expenses, $2.0 million in IT spending, and $4.9 million in other charges, primarily facilities and telephone charges. The increase in cost of services in 2001 as compared to 2000 resulted primarily from an $34.8 million increase in personnel-related expenses due to the hiring and training of consulting, support and training personnel in the United States, Europe and Asia Pacific, as well as approximately $53.5 million in additional personnel-related expenses resulting from increased headcount due to the acquisition of AppNet in September 2000.

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

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of personnel and related cost and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $78.9 million for 2002, $183.4 million for 2001 and $168.6 million for 2000. The decrease in 2002 was primarily attributable to an overall decrease in the average number of sales and marketing personnel during the year, resulting in a decrease of approximately $50.0 million in salaries, wages and commissions, as well as an approximate $10.0 million decrease in travel expenses, $19.6 million in marketing-related activities, $9.2 million in connection with expenses incurred in 2001 for the acquisition of AppNet, $3.4 million in depreciation, $4.4 million in facilities and telephone charges, $2.3 million in IT charges, and $5.6 million due to a reduction in allocated and other charges. In 2002, the accounting for the AppNet business was integrated into our main accounting system, making it difficult to isolate expenses specific to AppNet and thereby difficult to compare this segment on a year to year basis. In 2001, the total Sales and Marketing expenses for the AppNet segment were $9.2 million.    The increase in 2001 was primarily attributable to an approximate $10.1 million overall increase in spending on sales and marketing personnel during the year as well as an approximate $4.7 million increase in marketing related activity related to product user conferences held during the year. The number of employees engaged in sales and marketing was approximately149 at December 31, 2002 compared to approximately 395 at December 31, 2001 and 642 at December 31, 2000. Pursuant to our restructuring announced in January 2003, this number further decreased to approximately 84 at March 1, 2003. We expect that sales and marketing expenses will decrease over the next year primarily as a result of a decrease in the number of employees in this area as part of our corporate restructuring efforts.

Product-Development Expenses

        Product-development expenses consist primarily of personnel and related costs associated with our product-development efforts. In 2002, approximately $36.1 million of these expenses related primarily to the development of our new Commerce One Conductor platform product, as well as certain expenses pertaining to ongoing development of our SRM applications. Product-development expenses were approximately $76.9 million for 2002, $118.2 million for 2001 and $102.7 million for 2000. The decrease in 2002 in product-development expenses was primarily attributable to an overall decrease in the average number of product development personnel employed during the year, resulting in a decrease in salaries and wages of approximately $25.5 million. There was an approximate $3.6 million decrease in consulting-related expenses to support development of our products, an approximate $5.3 million decrease in depreciation expense, an approximate $2.0 million decrease in rent expense, an approximate $1.4 decrease in IT charges, an approximate $0.9 million decrease in travel and meals expenses and a decrease of $2.6 million of other charges. The increase in 2001 in product-development expenses was primarily attributable to an approximate $29.2 million overall increase in the average number of product-development personnel employed during the year, approximately $7.0 million in depreciation expense and approximately $3.1 million in rent and facility related costs. This was offset by approximately $16.4 million in outside consulting expenses and an approximate $1.4 million decrease in meals and other travel-related expenses.

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

General and Administrative Expenses

        General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses were approximately $25.6 million for 2002, $116.6 million for 2001 and $43.2 million for 2000. The decrease in 2002 was primarily attributable to a decrease in salaries and compensation of approximately $14.1 million resulting from an overall decrease in the average number of general and administrative personnel employed during the year and an approximate $7.1 million decrease in legal costs associated with operating our business in 2001. In 2002, the accounting for the AppNet business was integrated into our main accounting system, making it difficult to isolate the expenses specific to AppNet and thereby difficult to compare this segment on a year to year basis. In 2001, the total G&A expenses for the AppNet segment were $29.4 million. These charges related primarily to direct labor. In 2001, the provision for bad debt was approximately $33.0 million. In 2002, the bad debt reserve requirement decreased, and the reserve was released primarily as a result of customer collections and reduced sales. The result is a net favorable change of approximately $37.2 million in the provision for bad debts in 2002 as compared to 2001. Other reductions include a decrease of approximately $1.9 million of outside services, a decrease in travel expenses of $1.7 million, a reduction in facilities and telephone charges of $2.7 million, a reduction in depreciation charges of $1.1 million and a reduction in other expenses of $1.6 million. Offsetting these savings were increased IT charges of approximately $4.3 million and a loss on disposition of assets of $1.5 million. The increase in 2001 was primarily attributable to an approximate $17.8 million overall increase in the average number of general and administrative personnel employed during the year. This increase was primarily due to labor-related costs incurred in connection with our acquisition of AppNet in September 2000 amounting to approximately $12.7 million, a $4.4 million increase in various accounting and legal costs associated with operating our business, a $32.1 million increase in bad debt expense charged during the year for certain uncollectible customer accounts and approximately $6.3 million in other charges primarily relating to depreciation and rent expenses. The number of employees engaged in general and administrative functions was 94 at December 31, 2002, compared to 273 at December 31, 2001 and 571 at December 31, 2000. Pursuant to our restructuring announced in January 2003, this number further decreased to approximately 56 by March 1, 2003. We expect general and administrative expenses will decrease over the next year due primarily to the decrease in the average number of employees in this area as a result of these restructuring efforts.

Stock Compensation

        Stock compensation expenses result from the grant of stock options, grant of restricted common stock and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock.

        Stock compensation expense was approximately $8.7 million in 2002, $98.3 million in 2001 and $39.8 million in 2000. The decrease in stock compensation expense in 2002 was attributable to approximately $89.6 million in cancellations of certain options assumed in the acquisitions of Appnet and Mergent due to the termination of the related employees. The $58.5 million increase in stock compensation expense in 2001 was attributable to the vesting of certain options assumed in the acquisitions of AppNet and Exterprise, and the grant of restricted common stock to employees. The remaining deferred stock compensation for non-cancelled options will continue to be amortized over the original vesting periods of three to four years. The expense related to a restricted stock grant made to our employees in May 2001 is being amortized over a two-year vesting period.

        On January 30, 2003, Commerce One announced that we recently discovered that we had overstated the company's stock compensation expense for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, resulting in a net loss for those periods that was slightly better than previously reported. The stock compensation expense for these periods was less than previously reported by approximately $10.6 million in the third quarter of 2002, $8.8 million in the second quarter of 2002 and $8.9 million in the first quarter of 2002. This overstatement related to non-cash stock compensation expenses for certain employees from prior acquisitions no longer employed with us, but for whom we continued to amortize the expense. After adjusting the results in these quarters to correctly reflect the lower expense, the adjusted net loss on a GAAP basis for the third quarter of 2002 was reduced to $36.3 million or $1.25 per share, for the second quarter of 2002 was reduced to $62.3 million, or $2.15 per share, and for the first quarter of 2002 was reduced to $211.7 million, or $7.36 per share. We also discovered that we had overstated our deferred stock compensation expense for the fiscal years ended 2000 and 2001 by amounts that were immaterial to the financial results for those periods.

Restructuring Costs and Other

        At the beginning of the fiscal year ended December 31, 2000 the technology market in the United States began a significant decline due in large part to a dramatic decrease in IT-related spending. As a result of both this general decline in spending and a significant decline in the formation of on-line public marketplaces (the focus of our prior generation of software products), our license revenues declined from $89 million for the quarter ended December 31, 2000 to $69 million for the quarter ended March 31, 2001. This decline continued from the second quarter of 2001 (when our license revenues were approximately $30 million) and has generally persisted through the quarter ended December 31, 2002 (when our license revenue was approximately $4.5 million).

        Due to the rapidly changing environment management felt that it was necessary to reduce the size of the company to match the revenue levels and focus the company on core product initiatives. As a result we implemented a series of restructuring plans which are outlined below. In general, we have experienced a reduction in expenses (as referenced below for each plan) resulting from these plans beginning approximately three months after the initiation of the respective plan.

        Beginning in 2001, we implemented multiple restructuring plans (the "Plans") aimed at significantly reducing our annual operating expenses while realigning our resources around our core product initiatives. The restructuring costs under the Plans were estimated at $126.6 million. Collectively, the Plans included the costs associated with the termination of approximately 2,070 employees. These costs covered such items as separation pay, outplacement services and benefit continuation. Costs also included the termination of certain office leases, the divestiture of certain parts of our Global Services division, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by terminated employees.

        In April 2002, management approved and began to implement a corporate restructuring plan (the "First Plan") aimed at streamlining our cost structure. Included in the plan were costs related to severance pay, outplacement services, benefits continuation, write-down of the carrying value of computers and equipment used by employees terminated, office closures and the termination of certain office leases. The plan included staff reductions totaling approximately 500 employees from all areas of the company. The restructuring charges relating to this plan were estimated at $15.9 million and were recorded during the quarter ended June 30, 2002. This restructuring plan was aimed at reducing our annual payroll and facilities related expenses and related cash outflows by approximately $80 million beginning in the third quarter of 2002.

        In October 2002, management approved and began to implement an additional corporate restructuring plan (the "Second Plan") aimed at further reducing operating expenses while focusing our resources on our core product, the Commerce One Conductor platform. The restructuring charges related to the Second Plan were estimated at $12.0 million and were recorded during the quarter ended December 31, 2002. The Second Plan included the costs associated with the termination of approximately 400 employees including severance pay, outplacement services and benefit continuation, the termination of certain office leases, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by terminated employees. This restructuring plan was aimed at reducing our annual payroll and facilities related expenses and related cash outflows by approximately $68 million beginning in the first quarter of 2003.

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

        On February 21, 2002, we executed a stock purchase agreement with Commerce One E-Government Solutions, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, and eGov Holdings, Inc., a Delaware corporation composed of former Company employees. In consideration for the sale of 100% of the outstanding common stock of Commerce One E-Government Solutions, Inc to eGov Holdings, Inc., we received cash consideration of approximately $8.4 million and recorded a gain of approximately $2.3 million. The $2.3 million gain was recorded as a reversal of restructuring costs because Commerce One E-Government Solutions, Inc. had been recorded as part of restructuring charges in 2001.

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

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (referred to as EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan, as required under EITF Issue No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 may affect the timing of recognizing future restructuring costs and the amounts recognized under such costs. We will recognize cost associated with the restructuring that occurred in the first quarter of 2003 in accordance with SFAS No. 146.

Amortization of Intangible Assets

        Amortization of intangible assets totaled approximately $11.9 million in 2002, $332.8 million in 2001 and $233.2 million in 2000. The amortization of intangible assets resulted from the acquisitions of Exterprise in 2001 and Mergent and AppNet during 2000. The approximate $320.9 million decrease in 2002 in amortization is a result of impairments of various intangible assets and also certain intangible assets being subsumed by goodwill as part of the adoption of SFAS No. 141 "Business Combinations". The $99.6 million increase in amortization of goodwill and other intangible assets resulted from the acquisitions of Veo Systems and CommerceBid during 1999, Mergent and AppNet during 2000, and Exterprise in May 2001. Goodwill is no longer amortized in accordance with SFAS No. 142. See Note 4 of the Consolidated Financial Statements incorporated herein by reference.

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

        In accordance with SFAS No. 144, we performed an impairment test of the carrying value of the Technology Agreement to determine whether any impairment existed. We determined that the sum of the expected undiscounted cash flows attributable to the Technology Agreement was less than its carrying value and that an impairment write-down was required. Accordingly, we calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life. The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment write-down of $145.8 million in relation to the Technology Agreement, which was charged to cost of license fees during the quarter ended March 31, 2002.

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

Impairment of Goodwill

        Effective July 1, 2001, we adopted certain provisions of Statement of Financial Standards ("SFAS") No. 141, and effective January 1, 2002, we adopted the full provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. We evaluated goodwill and other intangible assets acquired prior to June 30, 2001 using the transition criteria of SFAS No. 141, which resulted in $15.7 million of other intangible assets (comprised entirely of assembled workforce) being subsumed into goodwill as of January 1, 2002. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangible assets no longer be amortized, but instead be tested for impairment at least annually.

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

Interest Income and Other, net

        Interest income and other, net, decreased by approximately $2.9 million to $4.7 million in 2002 from 2001 and increased by approximately $0.6 million to $7.6 million in 2001 from 2000. The $2.9 million decrease in interest income and other, net, for 2002 was attributable to a lower average cash and investment balance in 2002 compared to 2001, along with the general decline in average interest rates during 2002. The $0.6 million increase in 2001 from 2000 was due mainly to an increase in interest income due to higher average cash and investment balances during 2001 compared to 2000.

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

Acquisitions

        In May 2001, we acquired Exterprise, Inc. ("Exterprise") a provider of platform solutions that enable the development and deployment of e-commerce applications for corporations. The acquisition was structured as a common stock for common stock merger and was accounted for as a purchase transaction. The purchase consideration was approximately $66.3 million, consisting of approximately 720,000 shares of common stock with a fair value of approximately $60.7 million, assumption of options to acquire approximately 25,800 shares of common stock with a fair value of $2.5 million and transaction costs of approximately $3.1 million.

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

        Effective January 7, 2000, we acquired Mergent Systems, Inc. ("Mergent"), a company specializing in enabling companies to create, operate, and manage product information systems and aggregated multivendor catalogs for e-commerce, in a transaction accounted for as a purchase. The purchase consideration was approximately $148.4 million consisting of 174,219 shares of common stock with a fair value of $122.6 million, assumption of options to acquire 21,901 options with a fair value of $15.3 million, $238,000 of assumed liabilities, transaction costs of $250,000, and approximately $10.0 million in cash to the Mergent stockholders in this transaction.

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

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing GAAP principles in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. For further discussion of FIN 45, see Note 1 to the Consolidated Financial Statements, "Other Recent Accounting Pronouncements," Part II, Item 8, incorporated here by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

        The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors" beginning on page 10.

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

        As of December 31, 2002, all of the Company's short-term investments have a contractual maturity date that is less than one year from December 31, 2002. The following summarizes the fair value of the Company's short-term investments at December 31, 2002 (amounts in thousands):

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

Equity Price Risk

        From time to time, we have made investments in private companies, particularly private companies that are our strategic partners or customers. As of December 31, 2002, our investment in private companies had a carrying value of approximately $5.0 million. If these companies do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to liquidate these investments. In addition, even if we are able to sell these investments we cannot assure you that we will recoup our investment or that we will not be required to sell these investments at a loss. We have sold certain investments at a loss over the past year. The recent general decline in the Nasdaq Stock Market's National Market and the market prices of publicly traded technology companies, as well as any potential further declines in the future, will continue to adversely affect our ability to realize a return of our capital on most of these investments.

 ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST AND YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Commerce One, Inc.

        We have audited the accompanying consolidated balance sheets of Commerce One, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

/s/ Ernst & Young LLP

Walnut Creek, California
January 27, 2003

COMMERCE ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share, and per share data)

	DECEMBER 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$73,753	$192,547
Short term investments	3,510	81,346
Accounts receivable, net of allowances of $6.0 million at December 31, 2002 and $24.1 million at December 31, 2001(1)	7,373	45,877
Prepaid expenses and other current assets	4,923	9,762

Total current assets	89,559	329,532

Restricted cash, cash equivalents and short term investments	35,630	14,260
Property and equipment, net	9,761	64,908
Goodwill, net	—	164,679
Other intangible assets, net	18,449	244,855
Investments and other assets	6,023	10,707

Total assets	$159,422	$828,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,104	$23,773
Accrued compensation and related expenses	8,338	17,960
Deferred revenue(2)	23,546	57,367
Other current liabilities(3)	29,997	50,021

Total current liabilities	64,985	149,121
Notes payable	25,000	19,000
Non-current accrued restructuring charges	21,947	37,005
Commitment and Contingencies
Stockholders' equity:
Common stock, par value $0.0001, 95,000,000 shares authorized; 29,276,716 and 28,752,021 issued and outstanding at December 31, 2002 and 2001, respectively	3,674,645	3,723,419
Deferred stock compensation	(4,385)	(66,772)
Note receivable from stockholder	(129)	(129)
Accumulated other comprehensive loss	(1,203)	(1,101)
Accumulated deficit	(3,621,438)	(3,031,602)

Total stockholders' equity	47,490	623,815

Total liabilities and stockholders' equity	$159,422	$828,941

Amounts included above from related parties (Note 10):
(1) Accounts receivable, net	$1,747	$1,669

(2) Deferred revenue	$11,138	$35,458

(3) Other current liabilities	$418	$4,114

See accompanying notes.

COMMERCE ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
Revenues:
License fees	$28,597	$130,917	$223,277
Services	76,932	277,652	178,519

Total revenues(1)	105,529	408,569	401,796
Costs and expenses:
Cost of license fees(2)	192,406	662,315	14,910
Cost of services	68,233	228,023	139,746
Sales and marketing	78,945	183,412	168,647
Product development	76,922	118,159	102,676
General and administrative (includes ($5.5) million, $32.9 million and $2.7 million in bad debt (recovery) expense, respectively)	25,615	116,621	43,236
Purchased in-process research and development	—	4,548	5,142
Stock compensation	8,728	98,302	39,820
Restructuring costs and other	22,947	126,605	—
Amortization of goodwill and other intangible assets	11,867	332,789	233,183
Impairment of intangible assets, fixed assets and equity investments	214,082	1,120,464	—

Total costs and expenses	699,745	2,991,238	747,360

Loss from operations	(594,216)	(2,582,669)	(345,564)
Interest income and other, net	4,681	7,571	7,017

Net loss before income taxes	(589,535)	(2,575,098)	(338,547)
Provision for income taxes	301	9,001	6,400

Net loss	$(589,836)	$(2,584,099)	$(344,947)

Basic and diluted net loss per share	$(20.33)	$(103.02)	$(20.52)

Shares used in calculation of net loss per share	29,011	25,084	16,807

(1) Revenue from related parties (Note 10)	$32,022	$97,741	$52,512

(2) Includes charges for the impairment and amortization of the Technology Agreement with Covisint (Notes 4 and 11)	$190,396	$647,500	$5,700

See accompanying notes.

COMMERCE ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock			Note Receivable from Shareholder	Accumulated Other Comprehensive Loss
			Deferred Stock Compensation			Accumulated Deficit
	Shares	Amount					Total
BALANCES AT DECEMBER 31, 1999	14,993,648	$423,839	$(4,110)	$—	$(452)	$(102,556)	$316,721
Issuance of common stock upon exercise of stock options	803,304	40,407	—	—	—	—	40,407
Issuance of common stock under employee stock purchase plan	198,534	11,221	—	—	—	—	11,221
Issuance of shares in connection with business combinations	2,988,970	1,774,339	(169,166)	—	—	—	1,605,173
Notes receivable from shareholder assumed in business combination	—	—	—	(133)	—	—	(133)
Payment of note receivable from stockholder assumed in business combination	—	—	—	4	—	—	4
Sale of common in connection with strategic partnerships, net of issuance cost	505,955	249,783	—	—	—	—	249,783
Contractual obligation to issue common stock in connection with Covisint agreement	2,880,000	880,200	—	—	—	—	880,200
Deferred stock compensation	—	20,174	(20,174)	—	—	—	—
Amortization of deferred stock compensation	—	—	39,820	—	—	—	39,820
Issuance of warrants for services	—	1,524	—	—	—	—	1,524
Net loss	—	—	—	—	—	(344,947)	(344,947)
Foreign currency translation adjustment	—	—	—	—	(323)	—	(323)
Unrealized loss on investments	—	—	—	—	(39)	—	(39)

Comprehensive loss							(345,309)

BALANCES AT DECEMBER 31, 2000	22,370,411	3,401,487	(153,630)	(129)	(814)	(447,503)	2,799,411
Issuance of common stock upon exercise of stock options	429,331	6,961	—	—	—	—	6,961
Repurchase of common stock from terminated employees	(17,416)	(59)	—	—	—	—	(59)
Issuance of common stock under employee stock purchase plan	291,330	11,664	—	—	—	—	11,664
Issuance of common stock and assumption of stock options in connection with business combinations	807,858	74,768	(2,181)	—	—	—	72,587
Issuance of restricted common stock to employees	187,915	14,099	(14,099)	—	—	—	—
Forfeiture of restricted common stock by employees upon termination	(65,885)	(4,836)	4,836	—	—	—	—
Sale of common stock to SAP, net of issuance cost	4,748,477	219,335	—	—	—	—	219,335
Amortization of deferred stock compensation	—	—	98,302	—	—	—	98,302
Net Loss	—	—	—	—	—	(2,584,099)	(2,584,099)
Foreign currency translation adjustment	—	—	—	—	120	—	120
Unrealized loss on investments	—	—	—	—	(407)	—	(407)

Comprehensive loss							(2,584,386)

BALANCES AT DECEMBER 31, 2001	28,752,021	3,723,419	(66,772)	(129)	(1,101)	(3,031,602)	623,815
Issuance of common stock upon exercise of stock options	215,382	3,163	—	—	—	—	3,163
Repurchase of common stock from terminated employees	(9,661)	(53)	—	—	—	—	(53)
Issuance of common stock under employee stock purchase plan	358,760	2,275	—	—	—	—	2,275
Forfeiture of restricted common stock by employees upon termination	(39,786)	(2,958)	2,958	—	—	—	—
Additional issuance cost on sale of common stock to SAP	—	(500)	—	—	—	—	(500)
Deferred compensation forfeited	—	(50,701)	50,701	—	—	—	—
Amortization of deferred stock compensation	—	—	8,728	—	—	—	8,728
Net loss	—	—	—	—	—	(589,836)	(589,836)
Foreign currency translation adjustment	—	—	—	—	(490)	—	(490)
Unrealized gain on investments	—	—	—	—	388	—	388

Comprehensive loss							(589,938)

BALANCES AT DECEMBER 31, 2002	29,276,716	$3,674,645	$(4,385)	$(129)	$(1,203)	$(3,621,438)	$47,490

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

BASIS OF PRESENTATION

        At December 31, 2002, the Company has $112.9 million cash and cash equivalents and investments, of which $77.3 million is unrestricted and available to fund operations, $24.6 million working capital and $3,621.4 million accumulated deficit. Furthermore, the Company expects to use approximately $39 million in cash to fund its operations in the first quarter of 2003. To date, the Company has funded its operations from revenue and equity financing. The Company plans to fund its current level of operations from a combination of available unrestricted cash and cash equivalents, investments and revenue. However, plans and future events are inherently uncertain. Therefore, should the Company's levels of revenue and cash, cash equivalents and investments fall short of the Company's expectations, the Company will take action to further reduce its operating expenses, primarily through reductions of personnel-related costs, and the Company believes such action, if needed, will allow the Company to have sufficient cash to finance its expected operating losses and working capital requirements through the 2003 calendar year.

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

        The Company accounts for its short term investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

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

        As of December 31, 2002, all of the Company's short-term investments have a contractual maturity date that is less than one year from December 31, 2002. The following summarizes the fair value of the Company's short-term investments at December 31, 2002 (amounts in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government notes and bonds	$8,928	$2	$—	$8,930
Certificates of deposit	26	—	—	26

	$8,954	$2	$—	$8,956

        Short-term investments as of December 31, 2002 included approximately $26,000 and $5.4 million in certificates of deposit and government notes and bonds, respectively, which collateralized certain of the Company's obligations related to operating lease agreements for office facilities.

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

        Short-term investments as of December 31, 2001 included approximately $8.0 million and $6.3 million in certificates of deposit and government notes and bonds, respectively, which collateralized certain of the Company's obligations related to operating lease agreements for office facilities, potential workers compensation claims and guarantees of a personal home mortgage for an executive officer.

RESTRICTED CASH, CASH EQUIVALENTS, AND SHORT TERM INVESTMENTS

        Restricted cash, cash equivalents, and short-term investments totaled $35.6 million and $14.3 million as of December 31, 2002 and 2001, respectively. In 2002, these amounts collateralize the Company's obligations related to operating lease agreements for office facilities and a bank note payable. In 2001, these amounts collateralized the Company's obligations related to operating lease agreements for office facilities, potential worker compensation claims, and the guarantee of a personal home mortgage for an executive officer.

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

LONG-LIVED ASSETS

        The Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues.

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

SOFTWARE DEVELOPMENT COSTS

        The Company accounts for software development costs in accordance with the Financial Accounting Standards Board (referred to as "FASB") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to product development expense in the accompanying consolidated statements of operations.

CONCENTRATION OF CREDIT RISK AND CREDIT EVALUATIONS

        Financial instruments which potentially subject the Company to concentrations of risk include cash, cash equivalents, short-term investments and accounts receivable. The Company's investment policies limit cash equivalents and short-term investments to short-term, low risk investments. Cash and cash equivalents, short-term investments are held with a domestic financial institution with high credit standing. For the year ended December 31, 2002, transactions with SAP AG ("SAP") accounted for approximately 24.8% of the Company's total revenues. For the year ended December 31, 2002, one other customer accounted for more than 11% of the Company's total revenues. For the year ended December 31, 2001, transactions with SAP accounted for approximately 19.4% of the Company's total revenues. For the years ended December 31, 2001 and 2000, no other customer accounted for more than 10% of the Company's total revenues. At December 31, 2002, no customers accounted for more than 10% of the Company's gross accounts receivable balance. At December 31, 2001, two customers accounted for 13% and 12% of the Company's gross accounts receivable balance. The Company performs ongoing credit evaluations of its customers and does not typically require collateral or guarantees. Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. If the financial condition of the

Company's customers were to deteriorate, resulting in an impairment of their ability to make such payments, increases in the allowance may be required.

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

        The Company assesses whether fees are fixed or determinable when products or services have been delivered. Payment terms offered by the Company vary based on customer requirements and standard practice in the customer's country of domicile, and are typically within 90 days of delivery of the underlying products or services. Payment terms that extend beyond 90 days are not considered fixed or determinable, and are not recognized as revenue until the contractual payment due date, provided that the Company determines that collection is probable and all other revenue recognition criteria have been met.

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

        Revenues from professional services contracts are generally recognized on a time and material basis. However, when contracts have a fixed price, revenue is recognized on the percentage-of-completion method, with costs and estimated profits recorded as work is performed. The Company uses labor hours as the input measure to determine progress under the percentage of completion method. The Company uses labor hours as the input measure to determine progress under the percentage-of-completion method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability, including final contract settlements, may result in revisions to costs and revenues, which are recognized in the period in which the revisions are determined.

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

        Revenue is recognized using contract accounting for arrangements involving significant customization or modifications of the software or where professional services are considered necessary to the functionality of the software. Revenue from these software and services arrangements is recognized using the percentage -of -completion method by utilizing specific milestones in order to assess the progress achieved.

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

STOCK-BASED COMPENSATION

        The Company generally has three categories of employee stock-based awards: restricted stock, stock options and a stock purchase plan, which are more fully described in "Note 11—Stockholders' Equity." The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Under the intrinsic value method, the Company has only recorded stock-based compensation resulting from restricted stock issued and options assumed in various prior period acquisitions.

        Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or restricted stock units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to "Stock-based compensation." Stock-based compensation associated with restricted stock was $2.7 million during 2002.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 to stock-based employee compensation (in thousands except per share data):

	Years ended December 31,
	2002	2001	2000
Net income—as reported	$(589,836)	$(2,584,099)	$(344,947)
Add: Stock-based compensation cost, included in the determination of net income as reported	8,728	98,302	39,820
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(42,344)	120,723	(543,710)

Proforma net loss	$(623,452)	$(2,365,074)	$(848,837)

Loss per share:
Basic and diluted—as reported	(20.33)	(103.02)	(20.52)

Basic and diluted—pro forma	(21.49)	(94.29)	(50.50)

        The weighted average fair value of stock options granted during 2002, 2001 and 2000 was $4.33, $40.80 and $470.60, respectively. The weighted-average fair value for stock options granted were calculated using the Black-Scholes option-pricing model based on the following assumptions:

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

COMPREHENSIVE LOSS

        Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders' equity that are excluded from net loss. Other comprehensive income (loss) includes unrealized gains and losses and currency translation adjustments. At December 31, 2002 and 2001 cumulative unrealized losses totaled $0.1 million and $0.4 million, respectively, and cumulative currency translation adjustments totaled $1.1 million and $0.7 million, respectively. Comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 has been reflected in the Consolidated Statements of Stockholders' Equity.

EFFECTS OF NEW ACCOUNTING STANDARDS

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (referred to as EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan as required under EITF Issue No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 may affect the timing of recognizing future restructuring costs and the amounts recognized under such costs. SFAS No. 146 is not expected to have a material impact on the Consolidated Financial Statements.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify licensees of the Company's software from damages and costs resulting from claims alleging that the Company's software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these indemnification provisions. The Company does not have any guarantees or indemnification arrangements other than the indemnification clause in some of its software licenses. The Company will be required to implement the provisions of FIN 45 as of January 1, 2003 and does not believe that FIN 45 will have a material impact on its financial position, results of operations or cash flows.

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

4. GOODWILL, LONG LIVED ASSETS AND OTHER INTANGIBLE ASSETS

        Other intangible assets, which result from acquisitions accounted for under the purchase method and the Covisint Technology Agreement entered into in December 2000, consists of the following (in thousands):

	DECEMBER 31,
	2002	2001
Covisint Technology Agreement	$15,943	$267,215
Core and developed technology	1,431	34,742
Assembled workforce	—	29,273
Customer contracts	—	7,900
Other	1,075	16,519

	18,449	355,649
Less accumulated amortization	—	(110,794)

Other intangible assets, net	$18,449	$244,855

        Changes in the net carrying amount of goodwill in 2002 are as follows (in thousands):

Balance as of December 31, 2001	$164,679
Reclassification of intangible asset—assembled workforce into goodwill, net	15,700
Exterprise goodwill adjustment for final purchase accounting	(545)
Impairment	(179,834)

Balance as of December 31, 2002	$—

        Changes in the net carrying amount of goodwill in 2001 are as follows (in thousands):

Balance as of December 31, 2000	$1,511,035
Goodwill recorded from the purchase of Exterprise	54,786
Appnet goodwill adjustment for final purchase accounting	(687)
Impairment	(1,095,335)
Goodwill amortization	(305,120)

Balance as of December 31, 2001	$164,679

        Amortization expense of our goodwill and other intangible assets are as follows (in thousands):

	December 31,
	2002	2001	2000
Goodwill amortization	$—	$305,120	$212,993
Covisint technology agreement amortization	10,428	55,188	5,689
Acquisition related intangible asset amortization	11,824	27,669	20,190
Intellectual property amortization	43	—	—

Total	$22,295	$387,977	$238,872

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

        In accordance with SFAS No. 144, the Company performed an impairment test of the carrying value of the Technology Agreement to determine whether any impairment existed. The Company determined that the sum of the expected undiscounted cash flows attributable to the Technology Agreement was less than its carrying value and that an impairment write-down was required. Accordingly, the Company calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its life. The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment write-down of $145.8 million in relation to the Technology Agreement, which was charged to cost of license fees during the quarter ended March 31, 2002.

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

        Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Standards ("SFAS") No. 141, and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The Company evaluated its goodwill and other intangible assets acquired prior to June 30, 2001 using the transition criteria of SFAS No. 141, which resulted in $15.7 million of other intangible assets (comprised entirely of assembled workforce) being subsumed into goodwill as of January 1, 2002. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangible assets no longer be amortized, but instead be tested for impairment at least annually.

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

        The Company has made several strategic investments in privately held companies and two publicly traded companies and has an investment in Covisint (Note 11). The Company owns less than a 5% interest in these companies and does not have a significant influence over these companies. Investments in publicly traded companies are carried at fair value, based on quoted market prices, with unrealized gains and losses recorded in equity. Investments in private companies are recorded at cost. These investments are periodically evaluated for declines in value that are considered other than temporary. During 2001 and 2002 Commerce One recognized losses related to its strategic investments. Due to the significant and enduring downturn in the technology sector of the economy the Company felt that the related declines in value were other than temporary and recognized impairments on all of its strategic investments. During the fiscal year 2001, the Company recorded investment losses of approximately $24.5 million of which $21.6 million related to the investment in Covisint, $2.4 million related to investments in other privately held companies and $0.5 million related to investments in publicly traded companies. During the fiscal year 2002, the Company recorded an investment loss of $4.3 million related to the investment in Covisint. This loss was partially offset by an approximate $0.4 million gain from the sale of the investments in publicly traded companies. As a result, the Company recorded total investment losses of approximately $3.9 million.

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

ACCRUED RESTRUCTURING COST

        In April 2002, management approved and began to implement a corporate restructuring plan (the "First Plan) aimed at streamlining the Company's cost structure. Included in the plan were costs related to severance pay, outplacement services, benefits continuation, write-down of the carrying value of computers and equipment used by terminated employees, office closures and the termination of certain office leases. The plan included staff reductions totaling approximately 500 employees from all areas of the company. The restructuring charges relating to this plan were estimated at $15.9 million and were recorded during the quarter ended June 30, 2002.

        In October 2002, management approved and began to implement an additional corporate restructuring plan (the "Second Plan") aimed at further reducing operating expenses while focusing our resources on our core product, the Commerce One Conductor platform. The restructuring charges related to the Second Plan were estimated at $12.0 million and were recorded during the quarter ended December 31, 2002. The Second Plan included the costs associated with the termination of approximately 400 employees including severance pay, outplacement services and benefit continuation, the termination of certain office leases, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by terminated employees.

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

        In 2001, the Company implemented multiple restructuring plans (the "2001 Plans") in order to significantly reduce its annual operating expenses while realigning Commerce One's resources around its core product initiatives. The restructuring costs in 2001 were estimated at $126.6 million. Collectively, the 2001 costs were associated with the termination of approximately 2,070 employees to cover costs such as separation pay, outplacement services and benefit continuation and also the termination of certain office leases, the divestiture of certain parts of the Company's Global Services division, the consolidation or closure of certain facilities and the write-down of the carrying value of computers and equipment used by employees terminated.

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

7. NOTES PAYABLE

        In October 2002, the Company repaid its loan from Microsoft Corporation in the principal amount of $19.0 million. The Microsoft loan bore interest at 7% per annum, payable quarterly, and was secured with a $19.0 million cash collateral account. On October 23, 2002, the Company executed a Loan and Security Agreement with Silicon Valley Bank for a credit facility of up to $25.0 million. In the fourth quarter of 2002, Commerce One drew $25 million against the credit facility. The loan facility is due by November 29, 2005, or upon the earlier "default" by the Company, which is generally defined in the agreement to include the following: failure to pay any obligation to Silicon Valley Bank under the agreement within three (3) days of the due date; failure of the Company to maintain its legal existence and good standing where such failure could materially impact the value of the loan collateral; failure to provide certain financial information to the bank within the time periods prescribed by the contract; failure to pay taxes where such payment obligations are not subject to good faith dispute; the placement of any uncorrected material lien or seizure judgment against the Company's assets; any material change in the value of the assets collateralizing the loan; the filing of an insolvency proceeding; any judgment or accelerated payment obligation exceeding $3,000,000; or a material misstatement or misrepresentation in the loan application. The loan facility bears interest at a rate between one-half and three-quarters of a point below the Silicon Valley Bank's prime rate (3.75% at December 31, 2002). All amounts drawn by Commerce One are fully secured by a cash collateral account with Silicon Valley Bank and do not result in any net additional unencumbered cash to the Company.

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

        At December 31, 2002, the assets and liabilities relating to the Company's marketplace service business were held for sale. The following table summarizes the assets and liabilities that were held for sale (in thousands) at December 31, 2002:

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

        On April 19, 2002, plaintiffs' lawyers for the consolidated lawsuits filed an amended complaint consisting of a set of "Master Allegations" and individual amended complaints against the various defendants, including Commerce One and the Individual Defendants. The amended complaint alleges violations of Section 11 and Section 15 of the Securities Act of 1933, Section 20(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Section 10(b) of the Exchange Act (and Rule 10b-5, promulgated thereunder) as a result of alleged conduct of the underwriters of the IPO to engage in a scheme to underprice the IPO and then artificially inflate our stock price in the aftermarket. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between July 1, 1999 and June 15, 2001. On July 15, 2002, the issuer and individual defendants filed an omnibus motion to dismiss addressing issues generally applicable to the defendants as a group. On October 9, 2002, the district court entered an order dismissing all of the living individual Commerce One officers and directors from the case without prejudice. On February 16, 2003, the district court entered an order denying most of the defenses asserted by the defendants in the omnibus motion to dismiss and allowing most of the case to proceed.

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

Real Estate Litigation

        On November 13, 2002, the Company was named as a defendant in an action for breach of lease, entitled Marriott Plaza Associates L.P. v. Commerce One, Inc., Superior Court of California, County of Santa Clara,. The action alleges that Commerce One breached its commercial real estate lease for office space in Santa Clara, California. The Complaint does not quantify the damages it seeks, but instead seeks all unpaid rent owing at the time of trial. If the trial occurs during 2003, the Company expects the claim for back rent to range between $1.5 and $4.1 million, depending on the date of the trial. As of March 31, 2003, Commerce One's full lease obligation with Marriott Plaza (including back and future rent through the lease term of February 2006) is approximately $11.5 million.

        In addition to the above, the Company has stopped paying rent with respect to various other real estate leases in connection with attempts to negotiate with the landlords to reduce or eliminate the Company's long-term real estate obligations. The total long-term lease obligations for these locations, including future rent through March 2011, is approximately $50.0 million in the aggregate. In the first quarter of 2003, the landlords for premises leased by the Company in California, Maryland and Massachusetts filed unlawful detainer actions against the Company to repossess the premises. While none of these unlawful detainer actions has sought monetary damages, it is likely that each landlord in the locations where we have stopped paying rent eventually will file a lawsuit to recover past and future rent payments unless the Company is able to reach settlement agreements in the near future.

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

        Effective January 1, 2002, the Company amended its strategic alliance agreement with SAP to simplify its royalty payment provisions and to provide SAP with an unlimited right to resell the jointly developed products on a fixed fee basis, as well as a right to resell certain other Commerce One technology on an OEM basis, for the first three quarters of 2002. In exchange, SAP reported to the Company a total of approximately $20.7 million, primarily attributable to license fees, as well as related support and maintenance. Commerce One credited the aggregate fee of approximately $20.7 million against SAP's prior prepayments which were previously recorded as deferred revenue. Commerce One recognized the license and maintenance fees ratably over the three-quarter period ending September 30, 2002. The amendment provided that during this three-quarter period, Commerce One would pay SAP a royalty fee based upon a fixed percentage of the total license fee for jointly developed products sold by Commerce One, if any. The amendment further provided that the agreement would default to the historical royalty structure in the event the parties failed to agree on a new payment schedule by September 30, 2002. Commerce One and SAP have not renegotiated the royalty payments, and therefore the parties will revert to the historical royalty structure when payments are due.

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

        During the years ended December 31, 2002, 2001 and 2000, the Company recognized revenues with Covisint, LLC ("Covisint"), a business-to-business electronic marketplace for the procurement of goods and services by automakers, their suppliers and others. The Company holds a two percent equity interest in Covisint and under the terms of a Technology Agreement with Covisint (see Note 11), the Company indirectly licenses software and provides professional services and software maintenance to Covisint in exchange for cash compensation and a share of Covisint's electronic marketplace revenue over a ten-year period.

        During the years ended December 31, 2002, 2001 and 2000, the Company recognized revenue from transactions with NTT Corporation ("NTT"). A member of the Company's Board of Directors currently serves as an executive of an NTT subsidiary.

        Amounts included in the consolidated financial statements in connection with the related party transactions described above are as follows (in thousands):

	YEARS ENDING DECEMBER 31,
	2002	2001	2000
Revenues:
SAP	$26,149	$79,111	$44,602
Covisint	5,011	12,885	6,036
NTT	862	5,745	1,874

Total	$32,022	$97,741	$52,512

Professional consulting costs included within Cost of services:
SAP	$2,237	$1,367	$—

Total	$2,237	$1,367	$—

	DECEMBER 31,
	2002		2001
Accounts receivable:
SAP	$38		$874
Covisint	1,709	(1)	738
NTT	—		57

Total	$1,747		$1,669

Deferred revenue:
SAP	$10,204		$33,863
Covisint	—		72
NTT	934		1,523

Total	$11,138		$35,458

Other current liabilities:
SAP	$418		$4,114

Total	$418		$4,114

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

        On June 28, 2001, Commerce One and SAP AG entered into a further stock purchase agreement and related agreements that resulted in Commerce One's issuance of 4,748,477 shares of its common stock to SAP AG at a purchase price of $47.50 per share, for a total purchase price of approximately $225 million. The transaction was completed on August 6, 2001. SAP AG owned a total of approximately 5.7 million shares of Commerce One common stock as of December 31, 2002.

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

        SAP AG also agreed to certain standstill restrictions that, for three years following the date of share purchase agreement, generally restrict SAP AG's ability to acquire more than 23% of Commerce One's outstanding common stock, seek control of Commerce One, or participate in groups with respect to the holding or voting of Commerce One's stock. The standstill obligations terminate prior to three years from the date of the share purchase agreement upon the occurrence of certain events, such as a change of control of Commerce One or the acquisition of more than 15% of Commerce One by certain named competitors of SAP AG. These obligations are also suspended in the event of an offer for such a change of control or acquisition, but will be reinstated if the offer is withdrawn or terminated. SAP AG also remains subject to the operation of Commerce One's shareholder rights plan, or "poison pill", which was amended to permit SAP AG to beneficially own shares of Commerce One common stock up to the 23% standstill limit.

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

STOCKHOLDERS' RIGHTS AGREEMENT

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

1999 EMPLOYEE STOCK PURCHASE PLAN

        Under the 1999 Employee Stock Purchase Plan, ("ESPP Plan"), the Company issued 358,760 shares of common stock at a weighted average price of $6.32 per share, 291,330 shares of common stock at a weighted average price of $40.00 per share and 198,534 shares of common stock at a weighted average price of $56.50 per share, in 2002, 2001 and 2000, respectively. As of December 31, 2002, 1,419,026 shares of common stock have been reserved for issuance under the ESPP Plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable two-year offering period or the last day of the applicable six month purchase period.

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

16. SELECTED QUARTERLY COMBINED FINANCIAL DATA (UNAUDITED)

        On January 30, 2003, Commerce One announced that it recently discovered that it had overstated the company's stock compensation expense for the quarters ended March 31, 2002, June 30, 2002 and

September 30, 2002, resulting in a net loss for those periods that was less than previously reported. The stock compensation expense for these periods was lower than previously reported by approximately $10.6 million in the third quarter of 2002, $8.8 million in the second quarter of 2002 and $8.9 million in the first quarter of 2002. This overstatement related to non-cash stock compensation expenses for certain employees from prior acquisitions no longer employed with the company, but for whom the company continued to amortize the expense. After adjusting the results in these quarters to correctly reflect the lower expense, the adjusted net loss on a GAAP basis for the third quarter of 2002 was reduced to $36.3 million or $1.25 per share, for the second quarter of 2002 was reduced to $62.3 million or $2.15 per share and for the first quarter of 2002 was reduced to $211.7 million or $7.36 per share. The Company also discovered that it had overstated its deferred stock compensation expense for the fiscal years ended 2000 and 2001 by amounts that were immaterial to the financial results for those periods.

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

*
These amounts differ from amounts previously reported by $10.6 million, $8.8 million and $8.9 million for the third, second and first quarters, respectively, as a result of the above mentioned over statement of stock compensation expense.

**
These amounts differ from amounts previously reported by $0.36, $0.31, and $0.31 for the third, second and first quarters, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item with respect to identification of directors and officers is incorporated by reference from Commerce One's definitive Proxy Statement ("Proxy Statement") for the Annual Meeting of Stockholders to be held on May 28, 2003 under the captions "The Board" and "Executive Officers and Key Employees," respectively.

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

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION
3.1	(1)	Restated Certificate of Incorporation of New Commerce One Holding, Inc.
3.2	**	Certificate of Amendment, dated September 16, 2002 to Certificate of Incorporation.
3.3	(10)	Amended and Restated Bylaws of the Registrant.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)
		Amended and Restated Preferred Stock Rights Agreement, dated as of July 11, 2001, between Commerce One, Inc., New Commerce One Holding, Inc. and Fleet National Bank including the form of Rights Certificate and the Rights attached thereto as Exhibits B and C, respectively.
10.1	(2)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2	(2)	Form of 1997 Incentive Stock Option Plan and form of agreements thereunder.
10.3	(2)	Form of 1999 Employee Stock Purchase Plan and form of agreements thereunder.
10.4	(3)	1999 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.5	(2)	Form of 1999 Director Option Plan and form of agreements thereunder.
10.6	(2)	Master Software License and Services Agreement between the Registrant and NTT Communications, dated April 16, 1999.
10.7	(2)	Stock Purchase and Master Strategic Relationship Agreement between the Registrant and NTT Communications, dated June 1999.

10.8	(4)	Amended and Restated Standstill and Stock Restriction Agreement by and among Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.9	(4)	Investor Rights Agreement by and between Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.10	(5)
		Formation Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation, New Commerce One Holding, Inc. (solely for the purposes of Section 11.3 thereof) Daimler Chrysler AG and (solely for the purposes of section 2.4, 11.2 and 11.9 thereof) Covisint LLC.
10.11	(5)	Standstill and Stock Restriction Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.12	(5)	Registration Rights Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.13	(6)	Stand-alone Stock Option Agreement between Robert M. Kimmitt and Commerce One, Inc., dated as of April 14, 2000.
10.14	(6)	Relocation Loan Agreement between Robert M. Kimmitt and Commerce One, Inc. dated May 17, 2000.
10.14	.1(7)	First Amended Relocation Loan Agreement between Robert M. Kimmitt and Commerce One, Inc. dated January 31, 2001.
10.15	(8)	Strategic Alliance Agreement dated September 18, 2000 by and between Commerce One, Inc., SAP and SAP Markets, Inc.
10.16	(10)	Strategic Alliance Agreement Amendment No. 2, dated April 10, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.*
10.17	(10)	Strategic Alliance Agreement Amendment No. 3, dated June 29, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.*
10.18	(12)	Strategic Alliance Agreement Amendment No. 4, effective as of January 1, 2002 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.19	**	Strategic Alliance Agreement Amendment No. 5, effective as of December 20, 2002, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc. *
10.20	(9)	AppNet Systems, Inc. 1999 Stock Incentive Plan.
10.21	(9)	AppNet Systems, Inc. 1998 Stock Option and Incentive Plan.
10.22	(9)	Century Computing, Incorporated Incentive Stock Option Plan.
10.23	(7)	Form of Change of Control Severance Agreement.
10.24	(7)	Form of Amendment No. 1 to Change of Control Severance Agreement.
10.25	(11)	Employee Loan Agreement between Commerce One, Inc., and Dennis H. Jones, dated August 22, 2001.
10.26	(13)	Separation Agreement by and between Commerce One Operations, Inc. and Dennis H. Jones, dated June 20, 2002.

10.27	**	Rental Lease Agreement between Commerce One Operations, Inc. and Narry Singh, dated September 9, 2002.
10.28	(13)	Severance Agreement by and between Commerce One Operations, Inc. and Charles Boynton, dated July 29, 2002.
10.29	(12)	Promissory Note, dated March 22, 2002, executed by Commerce One, Inc. in favor of Microsoft Capital Corporation.
10.30	(12)	Collateral Account Notification and Acknowledgment between Commerce One, Inc. and Microsoft Capital Corporation.
10.31	(14)	Loan and Security Agreement, effective October 23, 2002, by and between Silicon Valley Bank and Commerce One Operations, Inc.
10.32	**	Office Lease Agreement, signed August 27, 1999, by and between Marriott Plaza Associates L.P. and CommerceBid.com.
10.33	**	Amendment No. 1 to office lease, effective October 20, 2000, by and between Marriott Plaza Associates L.P. and Commerce One, Inc. (successor-in-interest to CommerceBid.com).
10.34	**	Amendment No. 2 to office lease, effective December 7, 2000 by, and between Marriott Plaza Associates L.P. and Commerce One, Inc.
10.35	**	Amendment No. 3 to office lease, effective October 25, 2001, by and between Marriott Plaza Associates L.P. and Commerce One, Inc.
10.36		Toplink Software Internal Use, Reproduction and Distribution License Agreement by and among Exterprise, Inc. and WebGain, Inc., dated April 30, 2001.*
10.37		Software Development and License Agreement by and among Commerce One, Inc. and Progress Software Corporation, dated June 21, 2000.*
10.38		License Agreement by and among Commerce One, Inc. and Baltimore Technologies Ltd., dated June 30, 2000.*
10.39		Maintenance and Support Agreement by and among Commerce One, Inc. and Baltimore Technologies Ltd., dated June 30, 2000.*
21.1	**	List of Subsidiaries of Registrant.
23.1		Consent of Ernst & Young LLP, Independent Auditors.
24.1	**	Power of Attorney
31.1		Certification of the Chief Executive Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
31.2		Certification of the Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
32.1		Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

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

(7)
Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-26453), filed on April 2, 2001.

(8)
Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 14, 2000.

(9)
Incorporated by reference to Commerce One's Form S-8 (File No. 333-46254), filed on September 20, 2000.

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

Dated: May 27, 2004

COMMERCE ONE, INC.
By:	/s/ MARK B. HOFFMAN Mark B. Hoffman Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK B. HOFFMAN Mark B. Hoffman	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 27, 2004
/s/ CHARLES BOYNTON Charles Boynton	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 27, 2004
/s/ JOHN V. BALEN* John V. Balen	Director	May 27, 2004
/s/ KENNETH C. GARDNER* Kenneth C. Gardner	Director	May 27, 2004
Stewart Schuster	Director
/s/ IRV LICHTENWALD* Irv Lichtenwald	Director	May 27, 2004
/s/ TOSHIMUNE OKIHARA* Toshimune Okihara	Director	May 27, 2004

/s/ JACK ACOSTA* Jack Acosta	Director	May 27, 2004
/s/ ALEX S. VIEUX* Alex S. Vieux	Director	May 27, 2004
*/s/ CHARLES BOYNTON By: Charles Boynton

 Commerce One, Inc.
Schedule II—Valuation and Qualifying Accounts

Accounts Receivable Allowances (in thousands)

    Allowance for Bad Debts:

	Balances at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Charged to Revenues and Cost of Revenues	Deductions	Balances at End of Period
Year ended December 31, 2000	$493	$—	$2,657	$—	$(410)	$2,740

Year ended December 31, 2001	$2,740	$—	$32,924	$—	$(21,880)	$13,784

Year ended December 31, 2002	$13,784	$—	$(5,454)	$—	$(5,862)	$2,468

    Reserve for Product and Service Returns:

	Balances at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Charged to Revenues and Cost of Revenues	Deductions	Balances at End of Period
Year ended December 31, 2000	$—	$—	$—	$500	$—	$500

Year ended December 31, 2001	$500	$—	$—	$7,807	$(5,014)	$3,293

Year ended December 31, 2002	$3,293	$—	$—	$222	$(2,479)	$1,036

    Allowance for License Warranty Claims:

	Balances at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Charged to Revenues and Cost of Revenues	Deductions	Balances at End of Period
Year ended December 31, 2000	$—	$—	$—	$—	$—	$—

Year ended December 31, 2001	$—	$—	$—	$7,000	$—	$7,000

Year ended December 31, 2002	$7,000	$—	$—	$(701)	$(3,802)	$2,497

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION
3.1	(1)	Restated Certificate of Incorporation of New Commerce One Holding, Inc.
3.2	**	Certificate of Amendment, dated September 16, 2002 to Certificate of Incorporation.
3.3	(10)	Amended and Restated Bylaws of the Registrant.
4.1	(1)	Specimen Common Stock Certificate.
4.2	(1)
		Amended and Restated Preferred Stock Rights Agreement, dated as of July 11, 2001, between Commerce One, Inc., New Commerce One Holding, Inc. and Fleet National Bank including the form of Rights Certificate and the Rights attached thereto as Exhibits B and C, respectively.
10.1	(2)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2	(2)	Form of 1997 Incentive Stock Option Plan and form of agreements thereunder.
10.3	(2)	Form of 1999 Employee Stock Purchase Plan and form of agreements thereunder.
10.4	(3)	1999 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.5	(2)	Form of 1999 Director Option Plan and form of agreements thereunder.
10.6	(2)	Master Software License and Services Agreement between the Registrant and NTT Communications, dated April 16, 1999.
10.7	(2)	Stock Purchase and Master Strategic Relationship Agreement between the Registrant and NTT Communications, dated June 1999.
10.8	(4)	Amended and Restated Standstill and Stock Restriction Agreement by and among Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.9	(4)	Investor Rights Agreement by and between Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.10	(5)
		Formation Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation, New Commerce One Holding, Inc. (solely for the purposes of Section 11.3 thereof) Daimler Chrysler AG and (solely for the purposes of section 2.4, 11.2 and 11.9 thereof) Covisint LLC.
10.11	(5)	Standstill and Stock Restriction Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.12	(5)	Registration Rights Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.13	(6)	Stand-alone Stock Option Agreement between Robert M. Kimmitt and Commerce One, Inc., dated as of April 14, 2000.
10.14	(6)	Relocation Loan Agreement between Robert M. Kimmitt and Commerce One, Inc. dated May 17, 2000.

10.14	.1(7)	First Amended Relocation Loan Agreement between Robert M. Kimmitt and Commerce One, Inc. dated January 31, 2001.
10.15	(8)	Strategic Alliance Agreement dated September 18, 2000 by and between Commerce One, Inc., SAP and SAP Markets, Inc.
10.16	(10)	Strategic Alliance Agreement Amendment No. 2, dated April 10, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.*
10.17	(10)	Strategic Alliance Agreement Amendment No. 3, dated June 29, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.*
10.18	(12)	Strategic Alliance Agreement Amendment No. 4, effective as of January 1, 2002 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.19	**	Strategic Alliance Agreement Amendment No. 5, effective as of December 20, 2002, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.*
10.20	(9)	AppNet Systems, Inc. 1999 Stock Incentive Plan.
10.21	(9)	AppNet Systems, Inc. 1998 Stock Option and Incentive Plan.
10.22	(9)	Century Computing, Incorporated Incentive Stock Option Plan.
10.23	(7)	Form of Change of Control Severance Agreement.
10.24	(7)	Form of Amendment No. 1 to Change of Control Severance Agreement.
10.25	(11)	Employee Loan Agreement between Commerce One, Inc., and Dennis H. Jones, dated August 22, 2001.
10.26	(13)	Separation Agreement by and between Commerce One Operations, Inc. and Dennis H. Jones, dated June 20, 2002.
10.27	**	Rental Lease Agreement between Commerce One Operations, Inc. and Narry Singh, dated September 9, 2002.
10.28	(13)	Severance Agreement by and between Commerce One Operations, Inc. and Charles Boynton, dated July 29, 2002.
10.29	(12)	Promissory Note, dated March 22, 2002, executed by Commerce One, Inc. in favor of Microsoft Capital Corporation.
10.30	(12)	Collateral Account Notification and Acknowledgment between Commerce One, Inc. and Microsoft Capital Corporation.
10.31	(14)	Loan and Security Agreement, effective October 23, 2002, by and between Silicon Valley Bank and Commerce One Operations, Inc.
10.32	**	Office Lease Agreement, signed August 27, 1999, by and between Marriott Plaza Associates L.P. and CommerceBid.com.
10.33	**	Amendment No. 1 to office lease, effective October 20, 2000, by and between Marriott Plaza Associates L.P. and Commerce One, Inc. (successor-in-interest to CommerceBid.com).
10.34	**	Amendment No. 2 to office lease, effective December 7, 2000 by, and between Marriott Plaza Associates L.P. and Commerce One, Inc.

10.35	**	Amendment No. 3 to office lease, effective October 25, 2001, by and between Marriott Plaza Associates L.P. and Commerce One, Inc.
10.36		Toplink Software Internal Use, Reproduction and Distribution License Agreement by and among Exterprise, Inc. and WebGain, Inc., dated April 30, 2001.*
10.37		Software Development and License Agreement by and among Commerce One, Inc. and Progress Software Corporation, dated June 21, 2000.*
10.38		License Agreement by and among Commerce One, Inc. and Baltimore Technologies Ltd., dated June 30, 2000.*
10.39		Maintenance and Support Agreement by and among Commerce One, Inc. and Baltimore Technologies Ltd., dated June 30, 2000.*
21.1	**	List of Subsidiaries of Registrant.
23.1		Consent of Ernst & Young LLP, Independent Auditors.
24.1	**	Power of Attorney
31.1		Certification of the Chief Executive Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
31.2		Certification of the Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
32.1		Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

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

(7)
Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-26453), filed on April 2, 2001.

(8)
Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 14, 2000.

(9)
Incorporated by reference to Commerce One's Form S-8 (File No. 333-46254), filed on September 20, 2000.

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

**
Previously filed.

QuickLinks

PART I FORWARD-LOOKING STATEMENTS FORWARD-LOOKING STATEMENTS
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMERCE ONE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
COMMERCE ONE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share, and per share data)
COMMERCE ONE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
COMMERCE ONE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share data)
COMMERCE ONE OPERATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Commerce One, Inc. Schedule II—Valuation and Qualifying Accounts
EXHIBIT INDEX