Form 10-K/A
period 2003-12-31
COMMERCE ONE INC / DE/
filed 2004-06-03
CIK 1131806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 incorporates all changes made subsequent to the original filing that we filed in our Amendments No. 1 and No. 2 to our Form 10-K. Such changes include incorporating the information from Part III that we filed as Amendment No. 1 to our Form 10-K, and providing additional disclosures relating to our liquidity requirements through June 30, 2005, certain real estate settlements and the terms of the promissory notes we issued on December 31, 2003. We have also filed this amendment to revise the value of the contingent beneficial conversion feature on the promissory notes we issued on December 31, 2003 and to make other minor changes to improve our disclosures. Except as required to reflect the changes noted above, this Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Our stock price has fallen substantially during each of the past three years, and traded below one dollar per share on a number of trading days during the last two months of 2003. It is possible that our stock price will continue to decline and trade below one dollar per share in the future. If our stock were to trade below one dollar for thirty consecutive trading days, and did not trade at or above one dollar per share for ten consecutive trading days during the following 180 calendar days, our stock could be de-listed by the Nasdaq Stock Market's National Market (the Nasdaq National Market). In addition, we may be de-listed if we do not maintain the other minimum continued listing requirements of the Nasdaq National Market including if, for example, we do not maintain stockholders equity of at least $10 million or in the alternative, maintain a minimum market value of $50 million of our securities listed on the Nasdaq National Market. At December 31, 2003, we had a stockholders' deficit of $3.0 million and the market value of our common stock was $42.6 million. If we cannot maintain our listing on the Nasdaq National Market, we will consider other alternatives, including applying for listing on the Nasdaq SmallCap Market, the OTC Bulletin Board or the "pink sheets." If we were to be de-listed from the Nasdaq National Market and could not transfer to the Nasdaq SmallCap Market, it could make our stock more difficult to trade, reduce its trading volume, and further depress our stock price. De-listing of our common stock from the Nasdaq National Market or failure to meet the requirements for transferring to the Nasdaq SmallCap Market also could weaken our ability to secure financing in the capital markets, which could materially impact our business operations and financial condition. In addition, if we implement another reverse split, the volatility of our stock could increase significantly because a second reverse split would severely reduce the number of our shares in the market and magnify the effect of large sales or purchases of our stock.

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

REPORT OF BDO SEIDMAN, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce One, Inc. and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule as of and for the year ended December 31, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

REPORT OF ERNST AND YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce One, Inc. at December 31, 2002 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

On December 31, 2003, the Company issued secured promissory notes in the aggregate principal amount of $5.0 million (the Notes) and warrants to purchase the Company's common stock (the Warrants) to ComVest and DCC for an aggregate purchase price of $5 million. The Notes bear interest at a rate varying from 6% to 10% over the term of the Notes, are due on March 31, 2005 or sooner upon the occurrence of certain events of default or other events, and are secured by certain assets related to our SRM business and notes payable to the Company by eScout LLC. The Warrants are exercisable to purchase an aggregate of 2,568,494 shares (the Warrant Shares) of the Company's common stock, at an exercise price of $0.0001 per share, for a period of one year following the financing. Up to 513,699 shares may be repurchased by the Company for a nominal amount if the Company repays the Notes on or before April 30, 2004 and other conditions are met. Upon an event of default or a merger, a sale or change of control of the Company, the sale, transfer or disposition of all or substantially all of the Company's assets (other than the sale of the Company's SRM assets), the Notes become convertible, subject to certain limitations, into shares of the Company's common stock at a conversion price based on 90% of the average closing bid price for the 5 trading days immediately following the later of the dated of such event and the date of the issuance of any press release announcing such event. The value of the contingent beneficial conversion feature of the Notes is approximately $4.0 million, and represents the value of the additional shares that would be received as a result of a conversion of the $5.0 million principal amount at a conversion price lower than the market value of the common stock. This value would be recorded as a charge to interest expense in the period the notes become convertible.

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

10.24(6)	Standstill and Stock Restriction Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.25(6)	Registration Rights Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.26(18)	Settlement Agreement dated December 30, 2003 by and between CVX Holdco LLC, Commerce One Operations, Inc., Commerce One, Inc. and Covisint LLC.
10.27(18)	Covisint Master Software License Agreement (and related schedules) dated December 30, 2003 by and between Commerce One Operations, Inc. and Covisint LLC.
10.28(9)	Strategic Alliance Agreement dated September 18, 2000 by and between Commerce One, Inc., SAP and SAP Markets, Inc.
10.29(10)*	Strategic Alliance Agreement Amendment No. 2, dated April 10, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.30(10)*	Strategic Alliance Agreement Amendment No. 3, dated June 29, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.31(12)*	Strategic Alliance Agreement Amendment No. 4, effective as of January 1, 2002 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.32(14)*	Strategic Alliance Agreement Amendment No. 5, effective as of December 20, 2002, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.33(15)*	Strategic Alliance Agreement Amendment No. 6, effective as of September 29, 2003, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.34(8)	Form of Change of Control Severance Agreement.
10.35(8)	Form of Amendment No. 1 to Change of Control Severance Agreement.
10.36(11)	Employee Loan Agreement between Commerce One, Inc., and Dennis H. Jones, dated August 22, 2001.
10.37(13)	Separation Agreement by and between Commerce One Operations, Inc. and Dennis H. Jones, dated June 20, 2002.
10.38(17)	Eighth Amendment to Sublease, dated October 1, 2003 and executed November 10, 2003 by Commerce One Operations, Inc., Commerce One, Inc. and PeopleSoft, Inc.
10.39**	Addendum to Eight Amendment to Sublease, dated October 1, 2003 by and between Commerce One Operations, Inc, Commerce One, Inc. and PeopleSoft, Inc. and executed November 10, 2003.
10.40**	Promissory Note between Commerce One, Inc. and PeopleSoft, Inc. executed December 31, 2003.
10.41 (20)	Consent and Amendment Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
10.42 (20)	Registration Rights Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
21.1**	List of Subsidiaries of Registrant.
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst and Young, LLP, Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (see signature page)
31.1	Certification of the Chief Executive Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

______________________
(1)	Incorporated by reference to Commerce One's Form 8-A (File No. 000-32979) filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K (File No. 000-32979) filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Registration Statement of Form S-1 (File No. 333-76987), declared effective July 1, 1999.
(4)	Incorporated by reference to Commerce One's Form S-8 (File No. 333-33328), filed on March 27, 2000.
(5)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on July 10, 2001.
(6)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on December 29, 2000.
(7)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on July 12, 2001.
(8)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-26453), filed on April 2, 2001.
(9)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 14, 2000.
(10)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2001.
(11)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2001.
(12)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-32979), filed April 1, 2002.
(13)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2002.
(14)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-32979), filed March 31, 2003.
(15)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2003.
(16)	Incorporated by reference to Commerce One's Current Report on Form 8-K K (File No. 000-32979), filed on July 11, 2003.
(17)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on December 17, 2003.
(18)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 6, 2004.
(19)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 8, 2004.
(20)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on March 16, 2004.
*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
**	Previously filed.

(b)	REPORTS ON FORM 8-K

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

Dated: June 3, 2004

COMMERCE ONE, INC.
By:	/s/ MARK B. HOFFMAN
Mark B. Hoffman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK B. HOFFMAN	Chief Executive Officer and Chairman of the	June 3, 2004
Mark B. Hoffman	Board (Principal Executive Officer)

/s/ CHARLES BOYNTON	Senior Vice President and Chief Financial	June 3, 2004
Charles Boynton	Officer (Principal Financial and
Accounting Officer)

/s/ JOHN V. BALEN*	Director	June 3, 2004
John V. Balen

/s/ KENNETH C. GARDNER*	Director	June 3, 2004
Kenneth C. Gardner

/s/ STEWART SCHUSTER*	Director	June 3, 2004
Stewart Schuster

/s/ IRV LICHTENWALD*	Director	June 3, 2004
Irv Lichtenwald

/s/ TOSHIMUNE OKIHARA*	Director	June 3, 2004
Toshimune Okihara

/s/ JACK ACOSTA*	Director	June 3, 2004
Jack Acosta

/s/ ALEX S. VIEUX*	Director	June 3, 2004
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

10.24(6)	Standstill and Stock Restriction Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.25(6)	Registration Rights Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.26(18)	Settlement Agreement dated December 30, 2003 by and between CVX Holdco LLC, Commerce One Operations, Inc., Commerce One, Inc. and Covisint LLC.
10.27(18)	Covisint Master Software License Agreement (and related schedules) dated December 30, 2003 by and between Commerce One Operations, Inc. and Covisint LLC.
10.28(9)	Strategic Alliance Agreement dated September 18, 2000 by and between Commerce One, Inc., SAP and SAP Markets, Inc.
10.29(10)*	Strategic Alliance Agreement Amendment No. 2, dated April 10, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.30(10)*	Strategic Alliance Agreement Amendment No. 3, dated June 29, 2001 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.31(12)*	Strategic Alliance Agreement Amendment No. 4, effective as of January 1, 2002 by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.32(14)*	Strategic Alliance Agreement Amendment No. 5, effective as of December 20, 2002, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.33(15)*	Strategic Alliance Agreement Amendment No. 6, effective as of September 29, 2003, by and between Commerce One Operations, Inc., SAP and SAP Markets, Inc.
10.34(8)	Form of Change of Control Severance Agreement.
10.35(8)	Form of Amendment No. 1 to Change of Control Severance Agreement.
10.36(11)	Employee Loan Agreement between Commerce One, Inc., and Dennis H. Jones, dated August 22, 2001.
10.37(13)	Separation Agreement by and between Commerce One Operations, Inc. and Dennis H. Jones, dated June 20, 2002.
10.38(17)	Eighth Amendment to Sublease, dated October 1, 2003 and executed November 10, 2003 by Commerce One Operations, Inc., Commerce One, Inc. and PeopleSoft, Inc.
10.39**	Addendum to Eight Amendment to Sublease, dated October 1, 2003 by and between Commerce One Operations, Inc, Commerce One, Inc. and PeopleSoft, Inc. and executed November 10, 2003.
10.40**	Promissory Note between Commerce One, Inc. and PeopleSoft, Inc. executed December 31, 2003.
10.41 (20)	Consent and Amendment Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
10.42 (20)	Registration Rights Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
21.1**	List of Subsidiaries of Registrant.
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst and Young, LLP, Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (see signature page)
31.1	Certification of the Chief Executive Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

______________________
(1)	Incorporated by reference to Commerce One's Form 8-A (File No. 000-32979) filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K (File No. 000-32979) filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Registration Statement of Form S-1 (File No. 333-76987), declared effective July 1, 1999.
(4)	Incorporated by reference to Commerce One's Form S-8 (File No. 333-33328), filed on March 27, 2000.
(5)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on July 10, 2001.
(6)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on December 29, 2000.
(7)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on July 12, 2001.
(8)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-26453), filed on April 2, 2001.
(9)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 14, 2000.
(10)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2001.
(11)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2001.
(12)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-32979), filed April 1, 2002.
(13)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2002.
(14)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-32979), filed March 31, 2003.
(15)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2003.
(16)	Incorporated by reference to Commerce One's Current Report on Form 8-K K (File No. 000-32979), filed on July 11, 2003.
(17)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on December 17, 2003.
(18)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 6, 2004.
(19)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 8, 2004.
(20)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on March 16, 2004.
*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
**	Previously filed.