Form 10-Q/A
period 2004-03-31
COMMERCE ONE INC / DE/
filed 2004-06-03
CIK 1131806

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 is being filed in order to revise the value of the contingent beneficial conversion feature on the promissory notes we issued on December 31, 2003. This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original filing, except as required to reflect the changes noted above. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Commerce One, Inc.
3.2(2)	Certificate of Amendment, dated September 16, 2002, to Certificate of Incorporation.
3.3*	Amended and Restated Bylaws of Commerce One, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2(4)	Amended and Restated Preferred Stock Rights Agreement, dated as of December 31, 2003, between Commerce One, Inc. and Equiserve Trust Company, NA.
4.3(3)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(5)	Consent and Amendment Agreement, dated March 14, 2004, by and between Commerce One, Inc. and BayStar Capital II, L.P.
10.2(5)	Registration Rights Agreement, dated March 14, 2004, by and between Commerce One, Inc. and BayStar Capital II, L.P.
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

(1)	Incorporated by reference to Commerce One's Form 8-A filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2003.
(4)	Incorporated by reference to Commerce One's Form 10-Q filed on August 14, 2003.
(5)	Incorporated by reference to Commerce One's Form 8-K filed on March 16, 2004.
* Previously filed.

(b) Reports on Form 8-K filed during the quarter ending March 31, 2004.

Filing Date	Event Reported
January 6, 2004	A report on Form 8-K filed by Commerce One, Inc. disclosing that the we had entered into a Settlement Agreement with Covisint, LLC pursuant to which Covisint paid us the sum of $4,650,000.
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
COMMERCE ONE, INC. (Registrant)
Dated: June 3, 2004	By:	/s/ Charles D. Boynton
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: June 3, 2004	By:	/s/ Mark B. Hoffman
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Commerce One, Inc.
3.2(2)	Certificate of Amendment, dated September 16, 2002, to Certificate of Incorporation.
3.3*	Amended and Restated Bylaws of Commerce One, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2(4)	Amended and Restated Preferred Stock Rights Agreement, dated as of July 10, 2003, between Commerce One, Inc. and Equiserve Trust Company, NA.
4.3(3)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(5)	Consent and Amendment Agreement, dated March 14, 2004, by and between Commerce One, Inc. and BayStar Capital II, L.P.
10.2(5)	Registration Rights Agreement, dated March 14, 2004, by and between Commerce One, Inc. and BayStar Capital II, L.P.
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

(1)	Incorporated by reference to Commerce One's Form 8-A filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2003.
(4)	Incorporated by reference to Commerce One's Form 10-Q filed on August 14, 2003.
(5)	Incorporated by reference to Commerce One's Form 8-K filed on March 16, 2004.
* Previously filed.