Form 10-K/A
period 2003-12-31
COMMERCE ONE INC / DE/
filed 2004-06-09
CIK 1131806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 4

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is being filed to refile the following exhibits in unredacted form: the Strategic Alliance Agreement, dated September 18, 2000, by and between Commerce One, Inc., SAP AG and SAP Markets, Inc. and Amendments No. 1 thru 6 thereto and to make other minor changes to the list of exhibits. We are not refiling or amending our financial statement or financial statement schedules, amending or otherwise updating any disclosure, or making any other changes to the exhibits.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) DOCUMENTS FILED AS PART OF THE REPORT

3. EXHIBITS

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION
3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment, dated September 16, 2002 to Amended and Restated Certificate of Incorporation.
3.3(7)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(14)	Amended and Restated Preferred Stock Rights Agreement, dated as of December 31, 2003, between Commerce One, Inc., and Equiserve Trust Company, NA.
4.3(11)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(3)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(3)	Form of 1997 Incentive Stock Option Plan and form of agreements thereunder.
10.3(3)	Form of 1999 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(4)	1999 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.5(3)	Form of 1999 Director Option Plan and form of agreements thereunder.
10.6(16)	2004 Inducement Plan.
10.7(16)	2004 Inducement Plan - Notice of Grant of Stock Purchase Right.
10.8(16)	2004 Inducement Plan - Stock Option Agreement.
10.9(11)	Registration Rights Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein (BayStar Capital II, L.P.).
10.10(11)	Securities Purchase Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein (BayStar Capital II, L.P.).
10.11(11)	Warrant to Purchase Common Stock, dated July 10, 2003.
10.12(14)	Note and Warrant Purchase Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, Commerce One, Inc., and Commerce One Operations, Inc.
10.13(14)	Senior Secured Non-Convertible Promissory Notes issued on December 31, 2003.
10.14(14)	Warrants to Purchase Common Stock, dated December 31, 2003.
10.15(14)	Security Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, Commerce One, Inc., and Commerce One Operations, Inc.
10.16(14)	Pledge Agreement, dated December 31, 2003, by and between ComVest Investment Partners II LLC and Commerce One Operations, Inc.
10.17(14)	Guaranty, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, and Commerce One Operations, Inc.
10.18(14)	Registration Rights Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, and Commerce One, Inc.
10.19(3)	Master Software License and Services Agreement between the Registrant and Nippon Telegraph and Telephone Corporation, dated April 16, 1999.
10.20(3)	Stock Purchase and Master Strategic Relationship Agreement between the Registrant and Nippon Telegraph and Telephone Corporation, dated June 1999.
10.21(5)	Amended and Restated Standstill and Stock Restriction Agreement by and among Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.22(5)	Investor Rights Agreement by and between Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.23(6)

Formation Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation, New Commerce One Holding, Inc. (solely for the purposes of Section 11.3 thereof) DaimlerChrysler AG and (solely for the purposes of section 2.4, 11.2 and 11.9 thereof) Covisint LLC.

10.24(6)	Standstill and Stock Restriction Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.25(6)	Registration Rights Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.26(13)	Settlement Agreement effective as of December 30, 2003 by and between CVX Holdco LLC, Commerce One Operations, Inc., Commerce One, Inc. and Covisint LLC.
10.27(13)	Covisint Master Software License Agreement (and related schedules) dated December 30, 2003 by and between Commerce One Operations, Inc. and Covisint LLC.
10.28	Strategic Alliance Agreement dated September 18, 2000 by and between Commerce One, Inc., SAP AG and SAP Markets, Inc.
10.29	Addendum #1 to the Strategic Alliance Agreement, dated as of September 29, 2000, by and between Commerce One, Inc., SAP AG, SAP Markets, Inc., and SAP Australia Pty Limited.
10.30	Strategic Alliance Agreement Amendment No. 2, by and between Commerce One, Inc., SAP AG and SAP Markets, Inc.
10.31	Strategic Alliance Agreement Amendment No. 3, dated June 29, 2001 by and between Commerce One, Inc., SAP AG and SAP Markets, Inc.
10.32	Strategic Alliance Agreement Amendment No. 4, effective as of January 1, 2002 by and between Commerce One Operations, Inc., SAP AG and SAP Markets, Inc.
10.33	Strategic Alliance Agreement Amendment No. 5, effective as of December 20, 2002, by and between Commerce One Operations, Inc., SAP AG and SAP Markets, Inc.
10.34	Strategic Alliance Agreement Amendment No. 6, effective as of September 29, 2003, by and between Commerce One Operations, Inc., SAP AG and SAP Markets, Inc.
10.35(8)	Form of Change of Control Severance Agreement.
10.36(8)	Form of Amendment No. 1 to Change of Control Severance Agreement.
10.37(9)	Employee Loan Agreement between Commerce One, Inc., and Dennis H. Jones, dated August 22, 2001.
10.38(10)	Separation Agreement by and among Commerce One Operations, Inc., Commerce One, Inc. and Dennis H. Jones, dated June 20, 2002.
10.39(12)	Eighth Amendment to Sublease, dated October 1, 2003 and executed November 10, 2003 by Commerce One Operations, Inc., Commerce One, Inc. and PeopleSoft, Inc.
10.40(16)	Addendum to Eight Amendment to Sublease, dated October 1, 2003 by and between Commerce One Operations, Inc, Commerce One, Inc. and PeopleSoft, Inc. and executed November 10, 2003.
10.41(16)	Promissory Note between Commerce One, Inc. and PeopleSoft, Inc. executed December 31, 2003.
10.42 (15)	Consent and Amendment Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
10.43 (15)	Registration Rights Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
21.1(16)	List of Subsidiaries of Registrant.
23.1(17)	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
23.2(17)	Consent of Ernst and Young, LLP, Independent Registered Public Accounting Firm.
24.1(16)	Power of Attorney
31.1	Certification of the Chief Executive Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
32.1(18)	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

______________________
(1)	Incorporated by reference to Commerce One's Form 8-A (File No. 000-32979) filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K (File No. 000-32979) filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Registration Statement of Form S-1 (File No. 333-76987), declared effective July 1, 1999.
(4)	Incorporated by reference to Commerce One's Form S-8 (File No. 333-33328), filed on March 27, 2000.
(5)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on July 10, 2001.
(6)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on December 29, 2000.
(7)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on July 12, 2001.
(8)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-26453), filed on April 2, 2001.
(9)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2001.
(10)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2002.
(11)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on July 11, 2003.
(12)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on December 17, 2003.
(13)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 6, 2004.
(14)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 8, 2004.
(15)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on March 16, 2004.
(16)	Previously filed with Commerce One's Annual Report on Form 10-K (File No. 000-32979), filed on March 19, 2004.
(17)

Consent is not required with the filing of this amendment. Consent was previously filed with Commerce One's Amendment No. 3 to the Annual Report on Form 10-K (File No. 000-32979), filed on June 3, 2004.

(18)	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act is not required with the filing of this amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 9, 2004

COMMERCE ONE, INC.
By:	/s/ MARK B. HOFFMAN
Mark B. Hoffman
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK B. HOFFMAN Mark B. Hoffman	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 9, 2004

/s/ CHARLES BOYNTON Charles Boynton	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 9, 2004

/s/ JOHN V. BALEN*	Director	June 9, 2004
John V. Balen

/s/ KENNETH C. GARDNER*	Director	June 9, 2004
Kenneth C. Gardner

/s/ STEWART SCHUSTER*	Director	June 9, 2004
Stewart Schuster

/s/ IRV LICHTENWALD*	Director	June 9, 2004
Irv Lichtenwald

/s/ TOSHIMUNE OKIHARA*	Director	June 9, 2004
Toshimune Okihara

/s/ JACK ACOSTA*	Director	June 9, 2004
Jack Acosta

/s/ ALEX S. VIEUX*	Director	June 9, 2004
Alex S. Vieux

*/s/ CHARLES BOYNTON
By: Charles Boynton

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION
3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment, dated September 16, 2002 to Amended and Restated Certificate of Incorporation.
3.3(7)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(14)	Amended and Restated Preferred Stock Rights Agreement, dated as of December 31, 2003, between Commerce One, Inc., and Equiserve Trust Company, NA.
4.3(11)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
10.1(3)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(3)	Form of 1997 Incentive Stock Option Plan and form of agreements thereunder.
10.3(3)	Form of 1999 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(4)	1999 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.5(3)	Form of 1999 Director Option Plan and form of agreements thereunder.
10.6(16)	2004 Inducement Plan.
10.7(16)	2004 Inducement Plan - Notice of Grant of Stock Purchase Right.
10.8(16)	2004 Inducement Plan - Stock Option Agreement.
10.9(11)	Registration Rights Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein (BayStar Capital II, L.P.).
10.10(11)	Securities Purchase Agreement, dated July 10, 2003, by and between Commerce One, Inc. and the investor named therein (BayStar Capital II, L.P.).
10.11(11)	Warrant to Purchase Common Stock, dated July 10, 2003.
10.12(14)	Note and Warrant Purchase Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, Commerce One, Inc., and Commerce One Operations, Inc.
10.13(14)	Senior Secured Non-Convertible Promissory Notes issued on December 31, 2003.
10.14(14)	Warrants to Purchase Common Stock, dated December 31, 2003.
10.15(14)	Security Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, Commerce One, Inc., and Commerce One Operations, Inc.
10.16(14)	Pledge Agreement, dated December 31, 2003, by and between ComVest Investment Partners II LLC and Commerce One Operations, Inc.
10.17(14)	Guaranty, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, and Commerce One Operations, Inc.
10.18(14)	Registration Rights Agreement, dated December 31, 2003, by and among ComVest Investment Partners II LLC, DCC Ventures, LLC, and Commerce One, Inc.
10.19(3)	Master Software License and Services Agreement between the Registrant and Nippon Telegraph and Telephone Corporation, dated April 16, 1999.
10.20(3)	Stock Purchase and Master Strategic Relationship Agreement between the Registrant and Nippon Telegraph and Telephone Corporation, dated June 1999.
10.21(5)	Amended and Restated Standstill and Stock Restriction Agreement by and among Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.22(5)	Investor Rights Agreement by and between Commerce One, Inc., New Commerce One Holding, Inc. and SAP AG dated June 28, 2001.
10.23(6)

Formation Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation, New Commerce One Holding, Inc. (solely for the purposes of Section 11.3 thereof) DaimlerChrysler AG and (solely for the purposes of section 2.4, 11.2 and 11.9 thereof) Covisint LLC.

10.24(6)	Standstill and Stock Restriction Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.25(6)	Registration Rights Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors Corporation and New Commerce One Holding, Inc.
10.26(13)	Settlement Agreement effective as of December 30, 2003 by and between CVX Holdco LLC, Commerce One Operations, Inc., Commerce One, Inc. and Covisint LLC.
10.27(13)	Covisint Master Software License Agreement (and related schedules) dated December 30, 2003 by and between Commerce One Operations, Inc. and Covisint LLC.
10.28	Strategic Alliance Agreement dated September 18, 2000 by and between Commerce One, Inc., SAP AG and SAP Markets, Inc. PDF
10.29	Addendum #1 to the Strategic Alliance Agreement, dated as of September 29, 2000, by and between Commerce One, Inc., SAP AG, SAP Markets, Inc., and SAP Australia Pty Limited. PDF
10.30	Strategic Alliance Agreement Amendment No. 2, by and between Commerce One, Inc., SAP AG and SAP Markets, Inc. PDF
10.31	Strategic Alliance Agreement Amendment No. 3, dated June 29, 2001 by and between Commerce One, Inc., SAP AG and SAP Markets, Inc. PDF
10.32	Strategic Alliance Agreement Amendment No. 4, effective as of January 1, 2002 by and between Commerce One Operations, Inc., SAP AG and SAP Markets, Inc. PDF
10.33	Strategic Alliance Agreement Amendment No. 5, effective as of December 20, 2002, by and between Commerce One Operations, Inc., SAP AG and SAP Markets, Inc. PDF
10.34	Strategic Alliance Agreement Amendment No. 6, effective as of September 29, 2003, by and between Commerce One Operations, Inc., SAP AG and SAP Markets, Inc. PDF
10.35(8)	Form of Change of Control Severance Agreement.
10.36(8)	Form of Amendment No. 1 to Change of Control Severance Agreement.
10.37(9)	Employee Loan Agreement between Commerce One, Inc., and Dennis H. Jones, dated August 22, 2001.
10.38(10)	Separation Agreement by and among Commerce One Operations, Inc., Commerce One, Inc. and Dennis H. Jones, dated June 20, 2002.
10.39(12)	Eighth Amendment to Sublease, dated October 1, 2003 and executed November 10, 2003 by Commerce One Operations, Inc., Commerce One, Inc. and PeopleSoft, Inc.
10.40(16)	Addendum to Eight Amendment to Sublease, dated October 1, 2003 by and between Commerce One Operations, Inc, Commerce One, Inc. and PeopleSoft, Inc. and executed November 10, 2003.
10.41(16)	Promissory Note between Commerce One, Inc. and PeopleSoft, Inc. executed December 31, 2003.
10.42 (15)	Consent and Amendment Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
10.43 (15)	Registration Rights Agreement between Commerce One, Inc. and BayStar Capital II, L.P. dated March 14, 2004.
21.1(16)	List of Subsidiaries of Registrant.
23.1(17)	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.
23.2(17)	Consent of Ernst and Young, LLP, Independent Registered Public Accounting Firm.
24.1(16)	Power of Attorney
31.1	Certification of the Chief Executive Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes-Oxley Act.
32.1(18)	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

______________________

PDF	Also provided in PDF as a courtesy.
(1)	Incorporated by reference to Commerce One's Form 8-A (File No. 000-32979) filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K (File No. 000-32979) filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Registration Statement of Form S-1 (File No. 333-76987), declared effective July 1, 1999.
(4)	Incorporated by reference to Commerce One's Form S-8 (File No. 333-33328), filed on March 27, 2000.
(5)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on July 10, 2001.
(6)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on December 29, 2000.
(7)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on July 12, 2001.
(8)	Incorporated by reference to Commerce One's Annual Report on Form 10-K (File No. 000-26453), filed on April 2, 2001.
(9)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on November 14, 2001.
(10)	Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-32979), filed on August 14, 2002.
(11)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on July 11, 2003.
(12)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on December 17, 2003.
(13)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 6, 2004.
(14)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on January 8, 2004.
(15)	Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-32979), filed on March 16, 2004.
(16)	Previously filed with Commerce One's Annual Report on Form 10-K (File No. 000-32979), filed on March 19, 2004.
(17)

Consent is not required with the filing of this amendment. Consent was previously filed with Commerce One's Amendment No. 3 to the Annual Report on Form 10-K (File No. 000-32979), filed on June 3, 2004.

(18)	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act is not required with the filing of this amendment.