Form 10-Q
period 2004-06-30
COMMERCE ONE INC / DE/
filed 2004-08-09
CIK 1131806

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of August 2, 2004, there were 36,681,242 shares of the registrant's Common Stock outstanding.

COMMERCE ONE, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2004
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	**

Condensed Consolidated Statements of Operations for the three and six month period ended June 30, 2004 and 2003	**

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risk Factors	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Item 4. Controls and Procedures	**

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	**
Item 2: Changes in Securities and Use of Proceeds	**
Item 3: Defaults Upon Senior Securities	**
Item 4: Submission of Matters to a Vote of Security Holders	**
Item 5: Other Information	**
Item 6. Exhibits and Reports on Form 8-K	**
Signatures	**

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Commerce One, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

                                                                                June 30,    December 31,
                                                                                  2004          2003
                                                                              ------------  ------------
                              ASSETS
Current assets:
   Cash and cash equivalents................................................ $      4,168  $      6,943
   Restricted cash and short-term investments...............................          125         1,623
   Accounts receivable, net of allowances of $0.9 million at June 30, 2004
      and $1.0 million at December 31, 2003.................................          320         4,984
   Prepaid expenses and other current assets................................        2,896         2,991
   Notes receivable.........................................................        2,012         4,009
                                                                              ------------  ------------
Total current assets........................................................        9,521        20,550
Restricted cash, cash equivalents, and short-term investments...............        1,108         1,569
Property and equipment, net.................................................          118           511
Other intangible assets, net................................................        1,800         2,262
Investments and other assets................................................        1,984         4,356
                                                                              ------------  ------------
Total assets................................................................ $     14,531  $     29,248
                                                                              ============  ============

            LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                         AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable......................................................... $      1,770  $      1,064
   Accrued compensation and related expenses................................          610         1,041
   Deferred revenue.........................................................        1,943         4,098
   Notes payable............................................................        3,989            --
   Other current liabilities................................................        2,994         5,199
                                                                              ------------  ------------
Total current liabilities...................................................       11,306        11,402
Notes payable...............................................................           --         2,777
Non-current accrued restructuring charges and other non-current liabilities.           82           388
Warrant liability...........................................................        1,054         5,229
Commitments and contingencies

Redeemable convertible preferred stock......................................       12,480        12,480

Stockholders' deficit:
   Common Stock, par value $0.0001, 950,000,000 shares authorized;
     36,681,242 and 33,558,063 issued and outstanding at June 30, 2004
     and December 31, 2003, respectively....................................    3,694,216     3,686,044
   Deferred stock compensation..............................................       (1,990)           --
   Note receivable from stockholder.........................................         (123)         (129)
   Accumulated other comprehensive loss.....................................         (137)         (113)
   Accumulated deficit......................................................   (3,702,357)   (3,688,830)
                                                                              ------------  ------------
Total stockholders' deficit.................................................      (10,391)       (3,028)
                                                                              ------------  ------------
Total liabilities, redeemable convertible preferred
  stock and stockholders' deficit........................................... $     14,531  $     29,248
                                                                              ============  ============

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

                                                         Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                       ----------------------  ----------------------
                                                          2004        2003        2004        2003
                                                       ----------  ----------  ----------  ----------

Revenues:
  License fees....................................... $      309  $    1,742  $      581  $    3,990
  Services...........................................      1,661       6,559       4,096      17,420
                                                       ----------  ----------  ----------  ----------
Total revenues(1)....................................      1,970       8,301       4,677      21,410
                                                       ----------  ----------  ----------  ----------

Costs and expenses:
  Cost of license fees(2)............................        242         571         535         876
  Cost of services...................................      1,575       5,835       2,960      14,693
  Sales and marketing................................      1,649       5,322       2,871      13,233
  Product development................................      1,685       6,577       3,617      17,971
  General and administrative.........................      2,349       3,402       5,181       5,784
  Stock compensation.................................        206         783         206       1,830
  Restructuring costs, net of reversals..............         --      (6,352)       (250)      4,589
  Amortization of intangible assets..................        263         150         462         299
                                                       ----------  ----------  ----------  ----------
Total costs and expenses.............................      7,969      16,288      15,582      59,275
                                                       ----------  ----------  ----------  ----------
Loss from operations.................................     (5,999)     (7,987)    (10,905)    (37,865)
Interest income and other, net.......................      1,664       1,504         (93)      2,560
Interest expense.....................................       (756)       (222)     (1,376)       (490)
                                                       ----------  ----------  ----------  ----------
Loss before income taxes.............................     (5,091)     (6,705)    (12,374)    (35,795)
Provision for income taxes...........................         --         640          --         402
                                                       ----------  ----------  ----------  ----------
Net loss............................................. $   (5,091) $   (6,065) $  (12,374) $  (35,393)
                                                       ----------  ----------  ----------  ----------
Common shares and cash issued to BayStar.............         --          --      (1,152)         --
                                                       ----------  ----------  ----------  ----------
Net loss attributable to common stockholders......... $   (5,091) $   (6,065) $  (13,526) $  (35,393)
                                                       ==========  ==========  ==========  ==========

Basic and diluted net loss per share attributable
  to common stockholders............................. $    (0.14) $    (0.20) $    (0.38) $    (1.19)
                                                       ==========  ==========  ==========  ==========
Shares used in calculation of basic and
 diluted net loss per share..........................     36,671      30,076      35,687      29,665
                                                       ==========  ==========  ==========  ==========
________________
(1) Revenues from SAP, Covisint and NTT (Note 7)..... $      227  $    1,154  $      308  $    2,880
                                                       ==========  ==========  ==========  ==========
(2) Includes charges for the impairment and
    amortization of the technology agreement with
    Covisint ("Technology Agreement")................ $       --  $      498  $       --  $      996
                                                       ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements.

Commerce One, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                             ------------------------
                                                                                2004         2003
                                                                             -----------  -----------
Operating activities:
Net loss................................................................... $   (12,374) $   (35,393)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.........................................         489        3,117
     Amortization of Technology Agreement with Covisint....................          --          996
     Amortization of deferred stock compensation...........................         206        1,830
     Amortization of intangible assets.....................................         462          299
     Non-cash interest expense accretion on notes payable
      to ComVest/DCC Ventures and PeopleSoft...............................       1,212           --
     Mark to market - warrant liability....................................         721           --
     Other.................................................................          17          492
     Loss on investments...................................................          --           (3)
     Change in operating assets and liabilities:
        Restricted investments.............................................         502           50
        Accounts receivable, net...........................................       4,664        1,261
        Prepaid expenses and other current assets..........................         426       (2,209)
        Accounts payable...................................................         505          (54)
        Accrued compensation and related expenses..........................        (430)      (5,414)
        Other liabilities..................................................      (2,298)     (30,051)
        Deferred revenue...................................................      (2,155)      (5,219)
                                                                             -----------  -----------
Net cash used in operating activities......................................      (8,053)     (70,298)
                                                                             -----------  -----------
Investing activities:
     Purchases of property and equipment, net..............................        (130)        (285)
     Proceeds from the sale of property and equipment......................          --          518
     Purchases of short term investments...................................        (162)      (1,763)
     Proceeds from the maturity of short term investments..................       1,628       11,881
     Proceeds (use of cash) from divestitures of operations................          --         (431)
     Other.................................................................          --          402
                                                                             -----------  -----------
Net cash provided by investing activities..................................       1,336       10,322
                                                                             -----------  -----------
Financing activities:
     Proceeds from issuance of common stock, net...........................         118          356
     Proceeds from issuance of notes payable and exercise of warrants......       3,815           --
                                                                             -----------  -----------
Net cash provided by financing activities..................................       3,933          356
                                                                             -----------  -----------
Effect of foreign currency translation on cash and cash equivalents........           9         (152)
                                                                             -----------  -----------
Net decrease in cash and cash equivalents..................................      (2,775)     (59,772)
Cash and cash equivalents at beginning of period...........................       6,943       73,753
                                                                             -----------  -----------
Cash and cash equivalents at end of period................................. $     4,168  $    13,981
                                                                             ===========  ===========
Supplemental disclosures of cash flow information:
     Interest paid......................................................... $        88  $       459
                                                                             ===========  ===========
Non-cash investing and financing activities:
     Issuance of common stock to BayStar................................... $       952  $        --
                                                                             ===========  ===========
     Reclassification of warrant liability to Common Stock
         upon warrant exercise (Note 9).................................... $     4,895  $        --
                                                                             ===========  ===========
     Stock issued in connection with real estate settlement agreements..... $        --  $     6,214
                                                                             ===========  ===========

See notes to condensed consolidated financial statements.

Commerce One, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description Of Business

Commerce One is a technology company that specializes in software and services that allow companies to conduct business more efficiently through business process automation. The goal of the Company's technology, products, and services is to make business processes and interactions more efficient and to automate business functions such as procurement and supplier sourcing functions, spend analysis, payment and supply chain processes across industries such as automotive, manufacturing, health care and consumer goods.

The Company generates license revenue from direct license sales of its Supplier Relationship Management (SRM) suite of applications and its more recent product offering, the Commerce One Conductor™ platform. The Company's SRM solutions consist of Commerce One Buy™, Commerce One Source™, and Commerce One Auction™, products and related solutions. These SRM solutions allow companies to automate the process of buying and selling goods and services with their customers, partners, and suppliers. The Commerce One Conductor platform represents the Company's next generation of collaborative solutions designed to help its customers optimize their technology investments and improve the functionality of their existing software applications. The Commerce One Conductor platform allows organizations to develop new software applications with new features and functionality combined with capabilities from their existing software applications. The resulting applications (called "composite applications") combine the different functionality of stand alone software applications into a unified business process, allowing the customer to automate supplier, partner and customer relationships both inside and outside the company.

Basis Of Presentation

At June 30, 2004, the Company had $5.4 million in cash and cash equivalents and investments, of which approximately $4.2 million was unrestricted and available to fund operations, negative working capital of $1.8 million and a $3.7 billion accumulated deficit. To date, the Company has funded its operations from revenue, debt and equity financing, including the issuance of notes payable, warrants and redeemable preferred stock.

The Company has taken significant steps to reduce its expenses through personnel reductions and other cost reduction measures, including personnel reductions that reduced headcount to 97 at June 30, 2004, and multiple real estate settlement agreements that significantly reduced prospective rental expenses. While these efforts have significantly reduced the Company's expense levels, its operations are still drawing upon its cash reserves.

The Company's continued viability through 2004 and beyond is dependent on its ability to generate revenues through sales of its Commerce One Conductor platform and composite process management solutions and to generate increasing revenues through sales of Supplier Relationship Management (SRM) products and services.

The Company is building the market opportunity for its Commerce One Conductor platform. The Conductor platform was released in early 2003 and sales of the platform thus far have not been significant. Although there can be no assurance that such efforts will increase Conductor revenues, the Company has hired a sales force focused on direct license sales of the Commerce One Conductor platform and related composite process management applications and released new versions of the Commerce One Conductor platform with enhanced functionality in October 2003 and in July 2004.

Currently, the Company plans to continue generating revenue through the direct license sales of SRM products and related services in conjunction with its direct license sales efforts relating to the Conductor platform. SRM revenues have been declining during the past 12 months. Although there can be no assurance that such efforts will increase SRM revenues, the Company plans to dedicate sales efforts focused on the SRM applications and is creating a product development plan to enhance the SRM products. In prior filings, the Company had indicated that it was considering the sale of its SRM assets to generate additional necessary working capital. While there can be no assurance that the Company will not sell these assets in the future, the Company is not currently actively looking to sell its SRM assets.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. The results for the interim period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or for any future periods.

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

Stock-Based Compensation

The Company generally has three categories of employee stock-based awards: restricted stock, stock options and a stock purchase plan. The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation as amended.

Under the intrinsic value method, the Company historically has only recorded stock-based compensation resulting from restricted stock issued and options assumed in various prior period acquisitions. However, on April 8, 2004, the Compensation Committee of the Board of Directors approved the grant of stock options to all employees of a total of approximately 3,161,900 shares at an exercise price of $1.00, at a time when the market price was $1.70 per share. 785,000 of these shares were granted to the Company's President, Chairman and Chief Executive Officer, Mark Hoffman, and a total of 1,600,000 additional shares were granted to other executive officers of the Company. Mr. Hoffman's shares are scheduled to vest over a period of two years from date of grant with an initial six month cliff, and the remainder of the options granted are scheduled to vest over a three-year period with an initial six month cliff. As a result of this grant, the Company will record a total deferred stock compensation expense of approximately $2.2 million which will be amortized into expense over the vesting period of the options. In the event of termination of an employee's or officer's employment with the Company, amounts previously amortized for unvested and unexercised shares for that individual at the time of termination up to the amount previously expensed will be recorded as a reversal of stock compensation expense in that period.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 to stock-based employee compensation (in thousands except per share data):

                                                                Three Months Ended       Six Months Ended
                                                                      June 30,                June 30,
                                                              ----------------------  ----------------------
                                                                 2004        2003        2004        2003
                                                              ----------  ----------  ----------  ----------

Net loss attributable to common stockholders - as reported.. $   (5,091) $   (6,065) $  (13,526) $  (35,393)
Add:  Stock-based compensation cost, included
  in the determination of net income as reported............        206         783         206       1,831
Deduct: Total stock-based employee compensation
  income (expense) determined under the fair value
  based method for all awards...............................     (1,705)      3,404      (2,339)       (324)
                                                              ----------  ----------  ----------  ----------
Proforma net loss........................................... $   (6,590) $   (1,878) $  (15,659) $  (33,886)
                                                              ==========  ==========  ==========  ==========
Loss per share:
   Basic and diluted - as reported.......................... $    (0.14) $    (0.20) $    (0.38) $    (1.19)
                                                              ==========  ==========  ==========  ==========
   Basic and diluted - pro forma............................ $    (0.18) $    (0.06) $    (0.44) $    (1.14)
                                                              ==========  ==========  ==========  ==========

The weighted-average fair values for stock options granted were calculated using the Black-Scholes option-pricing model based on the following assumptions:

                                                                             2004        2003
                                                                          ----------  ----------
Volatility..............................................................         94%        97%
Weighted-average estimated life - stock options.........................    3 years     3 years
Weighted-average estimated life - stock purchase plan...................   6 months    6 months
Weighted-average risk - free interest rate..............................        1.9%       2.5%
Dividend yield..........................................................         --          --

Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force ("EITF") Issue No. 03-6 Participating Securities and the Two-Class Method under FASB Statement No. 128, which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance would be applicable to the Company as of the quarter ending September 30, 2004. The Company is currently evaluating the potential impact of this pronouncement on its financial statements.

2. RESTRICTED INVESTMENTS

As of June 30, 2004, cash, cash equivalents, and short-term investments of approximately $1.2 million were restricted by certain obligations of Commerce One related to real estate and potential workers' compensation claims.

3. BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings per Share. Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased and excludes any dilutive effects of options, warrants, and convertible securities. Potentially dilutive issuances have also been excluded from the computation of diluted net loss per share, as their inclusion would be anti-dilutive.

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

                                                                Three Months Ended       Six Months Ended
                                                                      June 30,                June 30,
                                                              ----------------------  ----------------------
                                                                 2004        2003        2004        2003
                                                              ----------  ----------  ----------  ----------
     Net loss attributable to common stockholders........... $   (5,091) $   (6,065) $  (13,526) $  (35,393)
                                                              ==========  ==========  ==========  ==========

     Weighted average shares of common stock
      outstanding...........................................     36,671      30,082      35,687      29,682
     Less:  Weighted average shares subject to
      to repurchase and forfeiture..........................         --          (6)         --         (17)
                                                              ----------  ----------  ----------  ----------
     Weighted average shares of common stock
      outstanding used in computing basic and
      diluted net loss per share............................     36,671      30,076      35,687      29,665
                                                              ==========  ==========  ==========  ==========

     Basic and diluted net loss per share................... $    (0.14) $    (0.20) $    (0.38) $    (1.19)
                                                              ==========  ==========  ==========  ==========

4. COMPREHENSIVE LOSS

SFAS 130, Reporting Comprehensive Income, established standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income." "Other Comprehensive Income" refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and six months ended June 30, 2004 and 2003 were as follows (in thousands):

                                                                Three Months Ended       Six Months Ended
                                                                      June 30,                June 30,
                                                              ----------------------  ----------------------
                                                                 2004        2003        2004        2003
                                                              ----------  ----------  ----------  ----------
Net loss attributable to common stockholders................ $   (5,091) $   (6,065) $  (13,526) $  (35,393)
Unrealized loss on investments..............................         --          --          --          (3)
Foreign currency translation adjustment.....................          8         (50)         (7)       (154)
                                                              ----------  ----------  ----------  ----------
Comprehensive loss.......................................... $   (5,083) $   (6,115) $  (13,533) $  (35,550)
                                                              ==========  ==========  ==========  ==========

5. RESTRUCTURING COSTS

In January 2003, the Company adopted SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities for all restructuring plans initiated after December 31, 2002.  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized at fair value when the liability is incurred, not at the date of an entity's commitment to an exit plan as required under EITF Issue 94-3. Subsequent to initial recognition at fair value, restructuring liabilities are accreted to their estimated settlement amounts. Prior to January 1, 2003, the Company accounted for restructuring activities under EITF 94-3 and, as required under SFAS 146, continues to use EITF 94-3 to account for liabilities related to restructuring plans initiated prior to January 1, 2003. All restructuring charges have been reflected in "Restructuring costs" in the consolidated statement of operations.

2003 Restructuring Plans

The following tables summarize the activity related to restructuring plans initiated in 2003, and accounted for in accordance with FAS 146, for the six months ended June 30, 2003 and 2004 (in thousands):

2003 Restructuring Activities under 2003 Restructuring Plans

                                          Accrued    Amounts               Accrued
                                          restruc-   charged               restruc-
                                           turing       to                  turing
                                          costs at   restruc-   Amounts    costs at
                                          December    turing     paid or     June
                                            31,      costs and   written     30,
                                            2002       other       off       2003
                                          ---------  ---------  ---------  ---------
January 2003 Plan:
  Lease cancellations and commitments... $      --  $   5,244  $  (1,617) $   3,627
  Termination payments to employees
     and related costs..................        --     12,164    (10,951)     1,213
  Write-off on disposal of assets
     and related costs..................        --         81        (81)        --
                                          ---------  ---------  ---------  ---------
Total restructuring accrual
   and other............................ $      --  $  17,489  $ (12,649) $   4,840
                                          =========  =========  =========
Less non-current accrued restructuring
   charges..............................                                     (1,946)
Accrued restructuring charges included                                     ---------
   within other accrued liabilities.....                                  $   2,894
                                                                           =========

January 2003 Plan

In January 2003, management approved and began to implement a restructuring plan aimed at further reducing its operating expenses while continuing to align Commerce One's resources around its core product initiatives. This first quarter activity was intended to reduce the Company's headcount by approximately 430 employees and payroll related expenses by approximately $53 million annually. During the three and six months ended June 30, 2003, the Company recorded approximately $7.2 million and approximately $17.5 million, respectively, to restructuring charges, primarily in relation to severance pay, continued benefits, and outplacement services. Of this accrued amount, approximately $7.0 million and approximately $12.7 million was paid during the three and six months ended June 30, 2003, respectively.

2004 Restructuring Activities under 2003 Restructuring Plans

                                          Accrued    Amounts                          Accrued
                                          restruc-   charged                          restruc-
                                           turing       to                             turing
                                          costs at   restruc-              Amounts    costs at
                                          December    turing                paid or     June
                                            31,      costs and  Amounts     written     30,
                                            2003       other    reversed      off       2004
                                          ---------  ---------  ---------  ---------  ---------
January 2003 Plan:
  Lease cancellations and commitments... $     814  $      --  $    (250) $    (564) $      --
                                          ---------  ---------  ---------  ---------  ---------
                                               814         --       (250)      (564)        --
October 2003 Plan:
  Termination payments to employees
     and related costs.................. $   1,412  $      --  $      --  $    (927) $     485
  Write-off on disposal of assets
     and related costs..................       204         --         --       (123)        81
                                          ---------  ---------  ---------  ---------  ---------
                                             1,616         --         --     (1,050)       566
                                          ---------  ---------  ---------  ---------  ---------
Total restructuring accrual
   and other............................ $   2,430  $      --  $    (250) $  (1,614) $     566
                                          =========  =========  =========  =========  =========

January 2003 Plan

In June 2003, in connection with the headcount reductions made under the January 2003 Plan, the Company entered into an agreement to terminate its Cambridge, Massachusetts office lease agreement by paying $750,000 cash, and agreeing to make two additional cash payments of $375,000 each to be paid in September 2004 and September 2005, respectively. As a result, the Company recorded a $1.5 million charge to restructuring in 2003 and established a restructuring liability for the additional cash payments. In January 2004, the Company settled the two future payments of $375,000 for one payment of $500,000 payable in January 2004. This $500,000 final payment was made to the landlord in January 2004 and the net savings of this renegotiation of $250,000 was recorded as a reversal to restructure expense in the first quarter of 2004. In addition, approximately $64,000 was paid as a final payment during the three months ended March 31, 2004 on another existing lease. As a result of final payments made to landlords in the first quarter of 2004, all real estate activities and payments under this plan were completed as of March 31, 2004. Accordingly, during the three months ended June 30, 2004, there was no activity under this plan. During the six months ended June 30, 2004, the Company recorded a reversal of $250,000 to restructure expense and made payments of approximately $564,000 under the plan.

October 2003 Plan

In October 2003, the Company continued to rationalize its operating expenses by implementing additional restructuring initiatives. The initiatives mainly focused on reducing worldwide headcount to approximately 116 employees by the end of the fourth quarter of 2003 and to reduce payroll related expenses by approximately $10 million annually. The remaining employee termination accrual of approximately $1.4 million as of December 31, 2003 primarily related to payments to be made in 2004 in accordance with applicable French laws governing termination payments to employees. During the three and six months ended June 30, 2004, respectively, the Company paid approximately $96,000 and approximately $ 927,000 to terminated employees in the form of salary and severance pay and $0 and approximately $123,000 in connection with the disposal of assets associated with the French subsidiary.

The Company expects that the remaining liability of approximately $566,000 at June 30, 2004 for the October 2003 Plan will be paid in full by December 31, 2004.

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

The following tables summarize the activity related to the restructuring plans initiated prior to January 1, 2003, and accounted for in accordance with EITF 94-3, for the six months ended June 30, 2003 and 2004 (in thousands):

2003 Restructuring Activities under 2002 Restructuring Plans

                                          Accrued    Amounts                          Accrued
                                          restruc-   charged                          restruc-
                                           turing       to                             turing
                                          costs at   restruc-              Amounts    costs at
                                          December    turing                paid or     June
                                            31,      costs and  Amounts     written     30,
                                            2002       other    reversed      off       2003
                                          ---------  ---------  ---------  ---------  ---------
Lease cancellations and commitments..... $  34,744  $      --  $ (13,538) $ (19,593) $   1,613
Termination payments to employees
     and related costs..................     1,513        800        (68)    (2,218)        27
Write-off on disposal of assets
     and related costs..................       113         --        (94)       (10)         9
                                          ---------  ---------  ---------  ---------  ---------
Total restructuring accrual
   and other............................ $  36,370  $     800  $ (13,700) $ (21,821) $   1,649
                                          =========  =========  =========  =========
Less non-current accrued restructuring
   charges..............................                                                (1,182)
Accrued restructuring charges included                                                ---------
   within other accrued liabilities.....                                             $     467
                                                                                      =========

In the six months ended June 30, 2003, the Company recorded a charge to restructuring for employee-related costs of approximately $800,000 due to a change in management estimates related to employee benefits plans adopted prior to January 1, 2003. There were no charges made in the three months ended June 30, 2003 under this plan. The Company reversed restructuring charges in the three and six months ended June 30, 2003 of approximately $13.5 million and approximately $13.7 million, respectively, resulting from changes in management estimates relating to employee claims and the disposal price of equipment and other assets.  During the three and six months ended June 30, 2003, the Company paid approximately $15.2 million and approximately $21.8 million, respectively, primarily in relation to severance pay, continued benefits, and outplacement services and payments on lease cancellations and commitments. As of June 30, 2003, the remaining accrued restructuring costs for Plans adopted prior to January 1, 2003 relate primarily to lease payments contractually required of the Company on certain facilities, net of any estimated sublease amounts, expiring at various dates through 2011.

2004 Restructuring Activities under 2002 Restructuring Plans

                                          Accrued    Amounts               Accrued
                                          restruc-   charged               restruc-
                                           turing       to                  turing
                                          costs at   restruc-   Amounts    costs at
                                          December    turing     paid or     June
                                            31,      costs and   written     30,
                                            2003       other       off       2004
                                          ---------  ---------  ---------  ---------
Lease cancellations and commitments..... $     138  $      --  $     (94) $      44
                                                                           ---------
Accrued restructuring charges
   included within other current
   liabilities..........................                                  $      44
                                                                           =========

During the three and six months ended June 30, 2004, approximately $59,000 and approximately $94,000, respectively, was paid to landlords for continued lease payments on facilities under lease through the end of 2004, net of sublease income. The Company expects that all amounts accrued under this plan will be paid in full by December 31, 2004.

6. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases its principal office facilities under non-cancelable operating leases. Future minimum payments under operating leases, net of any contracted third-party sub-lease rental income at June 30, 2004 are as follows (in thousands):

                                          Operating
                                           leases
                                          ---------
Six months ending December 31, 2004..... $     866
Year ended December 31,
   2005.................................     1,526
   2006.................................     1,382
   2007.................................     1,322
   2008.................................       187
                                          ---------
Total estimated cash flows.............. $   5,283
                                          =========

Guarantees

Under its bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2004.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

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

Legal Proceedings

The Company is currently a party to various legal proceedings, including those noted below. While the Company presently believes the ultimate outcome of these proceedings will not have a material adverse effect on its results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Depending on the amount and timing, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company's cash flows, business, results of operations, or financial position.

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

A stipulation of settlement has been submitted to the Court for preliminary approval. Under the settlement if approved, the plaintiffs would dismiss the issuer defendants from the lawsuit (including Commerce One and named individual defendants) and continue to pursue their case against the underwriter defendants. In exchange for this dismissal, the D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1.0 billion. The Company's Board of Directors has approved Commerce One's participation in the settlement. The settlement remains subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement is not approved, and litigation against Commerce One continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

7. TRANSACTIONS WITH SAP, COVISINT AND NTT

SAP

The Company entered into a strategic relationship with SAP in 2000 to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications.  In connection with this agreement, the Company also entered into an equity relationship with SAP. This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party.  These products were primarily targeted at electronic marketplace customers. Historically, SAP was instrumental in assisting the Company with selling the jointly developed products to SAP's customer base.  From 2000 to 2002, SAP accounted for a significant portion of the Company's license revenue.  However, these royalty payments declined in the past two years with the decline of the market for electronic marketplace solutions.  The Company recognized total revenues of $1.1 million and $2.6 million from SAP in the three and six months ended June 30, 2003, respectively, of which $0 and $400,000, respectively, represented license revenues for those same periods.

Over time, the relationship with SAP has changed and each company has phased out the jointly developed Enterprise Buyer procurement products and replaced such products with its own successor procurement products.  In addition, the market for the Marketset suite of products has declined substantially over the past two years with the decline in the electronic marketplace sector. In November 2003, SAP and Commerce One terminated the commercial relationship. As a result, the Company did not recognize any license revenue from SAP in the three and six months ended June 30, 2004 and does not expect to receive any license revenue in the remainder of 2004 or thereafter.

Historically, the Company has also generated revenue from its relationship with SAP by providing technical customer support and maintenance services to joint customers. This revenue represented approximately 17% and 13% of the Company's support and maintenance revenues in the three and six months ended June 30, 2003, respectively. As a result of the termination of the SAP relationship in November 2003, the Company did not recognize any support and maintenance revenue from SAP in the three and six months ended June 30, 2004 and does not expect to receive any revenues from SAP for technical support and maintenance in the remainder of 2004 or thereafter.

Covisint

During 2003, 2002 and 2001, the Company recognized revenues with Covisint, LLC (Covisint), a business-to-business electronic marketplace for the procurement of goods and services by automakers, their suppliers and others.  The Company holds a two percent equity interest in Covisint. In addition, the Company settled a payment dispute with Covisint in December 2003, terminated the existing Technology Agreement with Covisint, and received total payments of $4,650,000 as of January 2, 2004. In exchange for such payment, the Company entered into a new license agreement which licenses to Covisint certain software which had been licensed to it under the prior Technology Agreement.

NTT

During the three and six months ended June 30, 2004 and 2003, the Company recognized revenue from transactions with NTT Corporation ("NTT"). An executive of an NTT subsidiary served on the Company's Board of Directors until his resignation in May 2004.

Amounts included in revenues in the consolidated financial statements in connection with the transactions described above are as follows (in thousands):

                   Three Months Ended     Six Months Ended
                         June 30,              June 30,
                 --------------------  --------------------
                   2004       2003       2004       2003
                 ---------  ---------  ---------  ---------
Revenues:
   SAP......... $      --  $   1,086  $      --  $   2,606
   Covisint....        80        (54)        80         38
   NTT.........       147        122        228        236
                 ---------  ---------  ---------  ---------
   Total....... $     227  $   1,154  $     308  $   2,880
                 =========  =========  =========  =========

8. BUSINESS DIVESTITURE AND NOTES RECEIVABLE

On January 24, 2003, the Company executed the sale and license of certain assets and liabilities related to CommerceOne.net, the Company's marketplace services business consisting of auction services, subscription services, content services and hosting services, to eScout LLC, a privately held limited liability company.  In connection with this transaction, the Company received notes receivable with an aggregate face value of approximately $2.0 million, and the right to receive royalty payments over four years of no more than $0.5 million in the aggregate.  As a result of this sale, the Company recorded a loss of $0.2 million in Interest income and other in the consolidated statement of operations in 2003. Royalties received, if any, will be recognized by the Company in the period they are received. The note receivable bears a quarterly interest rate of 1.5% with payments due each quarter with the final payment due on January 24, 2005.  In connection with the asset sale, a promissory note in the Company's favor in the amount of $300,000 and certificates representing ownership interests in eScout LLC valued at a total of $349,000 were placed in escrow until January 2004 as security for any claims related to a breach of the Company's representations, warranties and covenants. These amounts were recorded in Interest and other income at that time. During 2003 and 2002, the Company recognized service revenues totaling approximately $3.2 million and $11.8 million, respectively, from CommerceOne.net related services.  Subsequent to this sale, Commerce One no longer offers these services and therefore receives no future revenues related to these services.

In January 2002, the Company executed an asset sale agreement with Connective Commerce Company LLC, a Massachusetts limited liability company composed of former Commerce One employees.  In connection with this agreement, the Company received a note receivable with a face value of approximately $4.0 million due on December 31, 2004, that bore a quarterly interest rate of 1.75%, receivable on a quarterly basis commencing September 30,2002. In October 2002, the Company agreed with Connective Commerce to modify the note agreement to decrease the payments in 2003 and to forgive interest on the principal balance for 2003 Due to Connective Commerce's deteriorating financial condition, the Company determined that the value of the asset was significantly impaired and reduced the remaining value of the note to zero during the quarter ended December 31, 2002. In September 2003, the note, along with certain lease obligations of Connective Commerce to Commerce One, was renegotiated and a payment of approximately $0.6 million was received from Connective Commerce. As a result, the Company recognized approximately $0.3 million as other income in the Statement of Operations. Due to Connective Commerce's financial position, the Company has not recognized any asset in relation to the renegotiated payment schedule. Future payments made by Connective Commerce, if any, will be recognized as other income when received.

9.  NOTES PAYABLE AND WARRANT LIABILITIES

In December 2003, the Company completed an agreement with the Company's landlord for its former headquarters in Pleasanton, California, PeopleSoft, Inc., to pre-pay the Company's total remaining $5.6 million rent obligation. Pursuant to this agreement, the Company paid PeopleSoft an initial cash payment of $1.5 million, an interest-free promissory note in the principal amount of approximately $2 million, and shares of restricted common stock with a market value of approximately $2.1 million based upon the issuance price. The approximate $2 million promissory note is due and payable on February 22, 2005.

On December 31, 2003, the Company issued secured promissory notes in the aggregate principal amount of $5.0 million (the Notes) and warrants to purchase the Company's common stock (the Warrants) to ComVest and DCC Ventures for an aggregate purchase price of $5 million. Approximately $1.0 million and $4.0 million of the total $5.0 million were received in December 2003 and January 2004, respectively. The Notes bear interest at a rate varying from 6% to 10% over the term of the Notes, are secured by certain assets related to the Company's SRM business and notes payable to the Company by eScout LLC, and are due on the earlier of: (i) March 31, 2005, (ii) one day before the Company pays all or substantially all of the PeopleSoft Note (due on February 22, 2005) or (iii) upon the occurrence of certain events of default or other events.

In January 2004, the ComVest Warrants were fully exercised into an aggregate of 2,568,494 shares (the "Warrant Shares") of the Company's common stock, at an exercise price of $0.0001 per share. Upon an event of default or a merger, a sale or change of control of the Company, or the sale, transfer or disposition of all or substantially all of the Company's assets (other than the sale of the Company's SRM assets), the Notes become convertible, subject to certain limitations, into shares of the Company's common stock at a conversion price based on 90% of the average closing bid price for the five trading days immediately following the later of the date of such event and the date of issuance of any press release announcing such event. The value of the contingent beneficial conversion feature of the Notes at the time of issuance was approximately $4.0 million, and represents the value of the additional shares that would be received as a result of a conversion of the $5.0 million principal amount at a conversion price lower than the market value of the common stock. This value would be recorded as a charge to interest expense in the period the Notes become convertible.

The holders of the Notes and Warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission ("SEC") to register the resale of the common stock issuable upon conversion of the Notes or the exercise of the Warrants. In addition, pursuant to the agreement with ComVest and DCC Ventures, if the registration statement covering the Warrants was not declared effective by April 30, 2004, the Company was required to pay a total cash penalty to ComVest and DCC Ventures of $1,000 per day until such registration was complete. The Company's Registration Statement covering the Warrants was declared effective by the SEC on June 10, 2004, and the Company paid a cash penalty of an aggregate of approximately $41,000 to ComVest and DCC Ventures in June 2004. In addition, under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the fair value of the Warrants of $3.3 million was recorded as an accrued warrant liability in the consolidated balance sheet at December 31, 2003, and was marked to market at the end of each quarter. The remaining proceeds from the $5 million notes of $1.5 million were recorded as a discount to the notes payable at December 31, 2003, and will be amortized up to their stated principal amount using the effective interest rate method over the term of the notes. Upon exercise of the ComVest Warrants the then-current value of $4.9 million was transferred to common stock at that time.

As of June 30, 2004, warrant liabilities consisted of $1.1 million related to BayStar warrants (see Note 10). The adjustment to mark the warrant liability to market for the three and six months ended June 30, 2004, amounted to approximately $1.6 million income and approximately $700,000 expense, respectively, and such amounts were recorded to interest income and other, net.

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 10, 2003, the Company issued 100,000 shares of its Series B Preferred stock, and five-year warrants to purchase 2,209,945 shares of its common stock in exchange for $10.0 million in cash. The Series B Preferred is initially convertible into approximately 4,297,748 shares of our common stock at a conversion price of $2.3268 per share. The exercise price for the warrants is $2.715 per share.

The holders of the Series B Preferred Stock and warrants have registration rights that require the Company to file a registration statement with the SEC to register resale of the common stock issuable upon conversion of the Series B Preferred Stock and the common stock issuable upon exercise of the warrants. Under EITF 00-19, the ability to register stock is deemed to be outside of the Company's control. Accordingly, the initial fair value of the warrants of $3.6 million was been classified as an accrued warrant liability in the consolidated balance sheet, and is marked to market at the end of each quarter.

The initial value attributed to the Series B Preferred Stock of $6.4 million represents a discount from its face value of $10 million. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company has determined that the Series B Preferred Stock had an initial beneficial conversion feature of $3.3 million upon issuance. The Company recorded this beneficial conversion feature, together with $3.6 million in adjustment of the preferred stock to its conversion value at date of issuance, as a deemed dividend in the three-month period ended September 30, 2003.

The Series B Preferred Stock carries certain rights including the right of the holder to elect redemption if the underlying common stock issuable upon conversion of the Series B Preferred Stock and common stock issuable upon exercise of the Warrants are not registered by a certain date or the registration statement does not remain effective. As of June 30, 2004, the total redemption price would have been approximately $12,800,000. On March 14, 2004, the Company and the holder of the Series B Preferred Stock and related warrants agreed to a modification providing a 90-day extension to July 5, 2004 of the date upon which the holder can demand redemption in the event the Company is unable to have declared effective a registration statement with the SEC to register the resale of the underlying common stock. The registration statement was declared effective by the SEC on June 10, 2004. Under the agreement with the Series B Preferred Stockholders, the Company is required to maintain the effectiveness of the Registration Statement.

Under the initial agreement with the holders of the Series B Preferred Stock and Warrants, in the event the Company was unable to cause the registration statement to be effective by January 6, 2004, cash penalties of $5,000 per day were due to the holders during the period commencing on January 7, 2004 and ending on the date the registration statement is declared effective by the SEC Under the March 2004 modification, the holder of Series B Preferred Stock agreed to waive penalties through July 5, 2004 for failure to cause the registration statement to be declared effective. As consideration for this agreement, and in full satisfaction of related penalties of $375,000 incurred by the Company from January 2004 through the date of the modification, the Company paid to the holder $200,000 on April 1, 2004, and issued the holder 500,000 unregistered shares of the Company's common stock with an approximate value of $952,000 based on the average closing bid price of the Company's common stock for the five trading days preceding the modification. As a result, the Company recorded a charge to common stockholders of $1.2 million in the three-month period ending March 31, 2004. Accordingly, the carrying value of the Series B Preferred Stock was not accreted beyond the December 31, 2003 redemption price of $12,480,000, which represented 120% of the total face value plus accrued but undeclared dividends as of that date.

11. SUBSEQUENT EVENTS

Deficiency Notice from Nasdaq National Market

On July 15, 2004, the Company received a notice from the Nasdaq National Market indicating that the market price of the Company's stock had failed to meet Nasdaq's minimum closing bid price requirement of $1.00 per share for over thirty consecutive business days. The notice specified, however, that the Company will receive an automatic 180-day "grace period" to regain compliance with the National Market's minimum bid price requirement. Therefore, if the Company's common stock closes at a minimum bid price of $1.00 or more for ten consecutive trading days prior to January 11, 2005, Nasdaq will provide written notification that the Company has regained compliance with the National Market's minimum bid price requirement. If, however, the Company's common stock does not regain compliance with the minimum bid price requirement prior to January 11, 2005, Nasdaq will determine whether Commerce One qualifies for an additional 180-day grace period to regain compliance. If the Company has not regained compliance and do not qualify for Nasdaq's additional 180-day grace period on January 11, 2005, the Nasdaq staff may notify the Company of their intent to de-list the Company's common stock, and of the Company's right to appeal their determination.

On August 4, 2004, the closing bid price of Commerce One's common stock was $0.66. The Company is currently seeking stockholder approval of a reverse stock split in an attempt to increase the market price of the Company's stock price to over $1.00. The stockholders meeting to consider the reverse split is scheduled to occur on August 19, 2004. If the Company's stockholders do not approve the proposed reverse split, or if the reverse split does not cause the market price of our stock to remain above $1.00 on an ongoing basis, the Company's stock could be de-listed.

If the Company is de-listed from the Nasdaq National Market and is unable to list on the Nasdaq SmallCap market, the holders of shares of Series B preferred stock will have the right to require the Company to redeem their stock. The aggregate redemption price of these shares was approximately $12.8 million as of June 30, 2004. The Company does not currently have sufficient capital resources to redeem these shares. De-listing would also make the Company's stock more difficult to trade, reduce its trading volume, and further depress its stock price. It could also weaken the Company's ability to secure financing in the capital markets, which could materially impact its business operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements.  These forward-looking statements include, but are not limited to, the following: our expectations regarding the timing and amount of our cash needs in 2004 and through the twelve months following the date of this filing; our expectations that our dedicated sales efforts and product development efforts will increase license and services revenues relating to our Conductor platform and our SRM applications and that such increases will allow us to maintain our viability and assist in funding our operations through the 2004 fiscal year and the twelve months following the date of this filing; our efforts to obtain additional financing in 2004 and/or 2005 as required in order to fund our ongoing operations; the expected decrease in cash expenditures as a result of, among other things, our expense reduction efforts; the expected growth of our business, license revenue and related matters; the development and expected growth of a market for the Commerce One Conductor™  platform; the expectation that we will retain the Supplier Relationship Management (SRM) assets; the benefits of our product offerings, including but not limited to statements regarding the ability of our products to provide efficiencies and cost savings associated with automating business processes; the ability of our Commerce One Conductor™  platform to integrate effectively with third party software applications; our ability to compete favorably with our competitors; the necessity of investing in product development for future success; the expectation that product development, sales, marketing, and administrative expenses will decrease in future periods; the potential benefits and/or gains associated with our restructuring efforts and divestitures; the potential benefits associated with outsourcing certain development work related to our products; the expected outcome of certain litigation and other disputes; the extent and timing of our expected restructuring charges; the expected impact of various accounting rules and pronouncements; whether we file additional patent applications; and the effect of interest rate, foreign currency exchange rate and equity price fluctuations. The words "believe," "expect," "intend," "plan," "project," "will" and similar words and phrases as they relate to Commerce One also identify forward-looking statements. Such statements reflect the current views and assumptions of Commerce One and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Form 10-Q, including those under the heading "Risk Factors." Commerce One expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any changes in expectations, or any change in events or circumstances on which those statements are based, unless otherwise required by law.

Commerce One, Inc., together with Commerce One Operations, Inc. and their wholly-owned subsidiaries, are hereinafter sometimes referred to as "the Registrant," "the Company," "Commerce One," "we" and "us."

OVERVIEW

Background

Commerce One is a technology company that specializes in software and services that allow companies to conduct business more efficiently through business process automation. The goal of our technology, products, and services is to make business processes and interactions more efficient and to automate business functions such as procurement and supplier sourcing functions, spend analysis, payment and supply chain processes across industries such as automotive, manufacturing, health care and consumer goods.

We generate license revenue from direct license sales of our Supplier Relationship Management (SRM) suite of applications and our more recent product offering, the Commerce One Conductor™ platform. Our SRM solutions consist of our Commerce One Buy™, Commerce One Source™, and Commerce One Auction™, products and related solutions. These SRM solutions allow companies to automate the process of buying and selling goods and services with their customers, partners, and suppliers. The Commerce One Conductor platform represents our next generation of collaborative solutions designed to help our customers optimize their technology investments and improve the functionality of their existing software applications. The Commerce One Conductor platform allows organizations to develop new software applications with new features and functionality combined with capabilities from their existing software applications. The resulting applications (called "composite applications") combine the different functionality of stand alone software applications into a unified business process, allowing the customer to automate supplier, partner and customer relationships both inside and outside the company.

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

Source of Revenues

We generate revenues primarily from software license fees and related service and support. License fees are generated from licensing our software solutions primarily to end-user organizations through our direct sales force, and, to a lesser extent, to certain third-party product distributors and resellers in Europe and Asia.  Services revenues are generated from professional consulting, software maintenance, and revenue- sharing arrangements with customers. Revenues from revenue-sharing arrangements have not been a significant portion of total services revenues to date and are not expected to be significant in the future.

The portion of our license and service revenues attributable to sales outside the United States continues to be a substantial portion of our overall revenues. In the six months ended June 30, 2004, approximately 49% of our license and service revenues were derived from sales outside the United States, compared to approximately 31% in the year ended December 31, 2003 and approximately 35% in the year ended December 31, 2002.

In 2001, 2002 and 2003, we downsized our Global Services division, which provides professional services to third parties, through reductions in force and divestitures. Although consulting services remain a substantial portion of our revenues, these actions have contributed to a general decline in the overall revenues received from our consulting services.

RECENT EVENTS

Deficiency Notice from Nasdaq National Market

Minimum Bid Price Notice

On July 15, 2004, we received a notice from the Nasdaq National Market indicating that the market price of our stock had failed to meet Nasdaq's minimum closing bid price requirement of $1.00 per share for over thirty consecutive business days.  The notice specified, however, that we will receive an automatic 180-day "grace period" to regain compliance with the National Market's minimum bid price requirement. Therefore, if our common stock closes at a minimum bid price of $1.00 or more for ten consecutive trading days prior to January 11, 2005, Nasdaq will provide written notification that we have regained compliance with the National Market's minimum bid price requirement. If, however, our common stock does not regain compliance with the minimum bid price requirement prior to January 11, 2005, Nasdaq will determine whether Commerce One qualifies for an additional 180-day grace period to regain compliance. If we have not regained compliance and do not qualify for Nasdaq's additional 180-day grace period on January 11, 2005, the Nasdaq staff may notify us of their intent to de-list our common stock, and of our right to appeal their determination.

On August 4, 2004, the closing bid price of our common stock was $0.66. We are currently seeking stockholder approval of a reverse stock split in an attempt to increase the market price of our stock price to over $1.00. The stockholders meeting to consider the reverse split is scheduled to occur on August 19, 2004. If our stockholders do not approve the proposed reverse split, or if the reverse split does not cause the market price of our stock to remain above $1.00 on an ongoing basis, our stock could be de-listed.

Other Nasdaq Quantitative Maintenance Standards

Other than the minimum bid requirement, we believe that we currently meet the other requirements of continued listing standard 2 of the Nasdaq National Market, which requires, among other things, the following: 1) total assets and total revenue of at least $50 million each for the most recently completed fiscal year or for two of the last three most recently completed fiscal years, or market value of listed securities of at least $50 million; 2) at least 1,100,000 shares publicly held; 3) market value of publicly held shares of at least $15 million; 4) at least 400 shareholders of round lots; and 5) at least four registered and active market makers. However, it is possible that we will not meet these or other standards in the future, particularly beginning in 2005. Further, in the event we were to seek to transfer to the Nasdaq SmallCap Market, we would need to meet its continued listing standards. We do not currently meet these standards.

We currently intend to seek to remain listed on the Nasdaq National Market and/or transfer to the Nasdaq SmallCap Market. Among other things, we anticipate seeking additional financing to help us meet the applicable continued listing standards. There can be no assurance, however, that this will occur or that we will otherwise remain listed on the Nasdaq National Market or be able to transfer to the Nasdaq SmallCap Market in the future.

Potential Consequences of Being De-Listed

If we are de-listed from the Nasdaq National Market and are unable to list on the Nasdaq SmallCap market, the holders of shares of Series B preferred stock will have the right to require us to redeem their stock. The aggregate redemption price of these shares was approximately $12.8 million as of June 30, 2004. We do not currently have sufficient capital resources to redeem these shares. De-listing would also make our stock more difficult to trade, reduce its trading volume, and further depress our stock price. It could also weaken our ability to secure financing in the capital markets, which could materially impact our business operations and financial condition.

Management Letter from Independent Registered Public Accounting Firm Regarding Material Weaknesses in Internal Controls

On August 3, 2004, in connection with the quarterly review of our financial results performed by BDO Seidman, LLP (BDO), our independent registered public accounting firm, BDO informed us and our Audit Committee of the Board of Directors that BDO had discovered internal control conditions which BDO deemed to be "material weaknesses" in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board).

BDO noted the following two material weaknesses: 1) lack of process controls over period-end analysis of deferred revenues and accounts receivable reserves and related contra accounts, resulting in material post-closing changes made to these accounts; and 2) lack of controls over certain foreign subsidiary financial information, resulting in difficulties in obtaining this information, including current bank statements and related reconciliations, from non-U.S. subsidiaries.

In connection with BDO's audit of our financial statements for the year ended December 31, 2003 and the quarterly review of the results of the fiscal quarter ended March 31, 2004, similar areas were generally initially identified and communicated by BDO to us and our Audit Committee as "reportable conditions" (as defined under standards established by the American Institute of Certified Public Accountants). The reportable conditions generally related to operation of oversight functions during the transition of our former CFO and former Controller, as well as the lack of accounting information and control over assets of foreign subsidiaries.

We believe that the identified material weaknesses are due in part to the transition in our finance and accounting teams from our former CFO and former Controller. We are taking steps to address the identified areas and to attempt to improve the effectiveness of our internal controls and procedures, including the recent retention of an Interim CFO and Interim Controller, and the implementation of more rigorous procedures in our balance sheet review process. Further, we are currently conducting a search for a permanent CFO and will focus on strengthening the organization and personnel in finance and control functions. We also plan to implement further actions to address the identified weaknesses, including the institution of more detailed review, analysis and verification in the course of the financial statement close process and the receipt of information and updates from our foreign subsidiaries on a regular basis throughout each quarter.

Personnel Changes

As stated in our prior filings, Chief Financial Officer, Charles Boynton, resigned his position to accept employment in Colorado. Mr. Boynton's departure date was June 18, 2004. We have retained Todd Hagen, an Interim CFO, who has replaced Mr. Boynton. Our former Controller also departed in the first quarter of 2004 to accept a position elsewhere and we have retained an Interim Controller to fill this role. We are currently conducting a search for a permanent replacement for the CFO role and plan to conduct a search for a permanent replacement for the Controller role. Several other key employees in our finance department have recently departed as well. We believe that the loss of our former CFO, former Controller and these other employees, as well as the resulting loss of their combined historical knowledge, has contributed in part to the process control issues identified by our independent auditors and discussed above. Further loss of other employees in our finance or accounting departments or in related roles may cause further disruption.

Stock Option Grant to Officers and Employees

On April 8, 2004, the Compensation Committee of the Board of Directors approved the grant of stock options to all employees of a total of approximately 3,161,900 shares at an exercise price of $1.00 per share at a time when the market price was $1.70 per share. 785,000 of these shares were granted to our President, Chairman and Chief Executive Officer, Mark Hoffman, and a total of 1,600,000 additional shares were granted to other executive officers. Mr. Hoffman's shares are scheduled to vest over a period of two years from date of grant with an initial six month cliff, and the remainder of the options granted are scheduled to vest over a three-year period with an initial six month cliff. As a result of this grant, we recorded a total deferred stock compensation expense of approximately $2.2 million which will be amortized into expense over the vesting period of the options. In the event of termination of an employee's or officer's employment, amounts previously amortized for unvested and unexercised shares for such individual at the time of termination up to the amount previously expensed will be recorded as a reversal of stock compensation expense in that period.

SIGNIFICANT TRENDS AFFECTING OUR BUSINESS

Liquidity and Cash Flows from Operations. We had cash and cash equivalents and short-term investments of approximately $5.4 million at June 30, 2004, of which approximately $4.2 million was unrestricted cash and short-term investments that can be used to fund operations. In the six months ended June 30, 2004, we used cash in operating activities of approximately $8.1 million. In 2003, we used cash in operating activities of approximately $91.2 million. We have taken significant steps to reduce our ongoing operating expenditures through personnel reductions, renegotiating and settling real estate obligations and other cost reduction measures. While these efforts have significantly reduced our operating expenditures, our operations are still drawing down our cash reserves. Based upon our current plans and expectations, we believe that we will need to raise additional funding of approximately $7.0 million in order to repay our debt obligations in the first quarter of 2005 and at least approximately an additional $5.0 million to $7.0 million to fund our operations for the twelve months following the date of this filing. In addition, depending on our revenue performance, cash collections and expenses, we believe that we may need to raise at least approximately an additional $2.0 million to $3.0 million as early as the third or fourth quarter of 2004 in order to fund our operations through fiscal year 2004. Our current cash position and expectations for the remainder of 2004 are discussed in more detail in the section below entitled "Liquidity and Capital Resources."

New Product Introduction. We launched the Commerce One Conductor TM platform, our new product, in March of 2003 and we are currently focused primarily on developing and selling this product line. In the first and second quarters of 2004, we hired a dedicated sales force to focus on direct license sales of our Conductor platform product, and we released a new version with enhanced functionality in July 2004. While we generally expect our new sales force to generate increased license revenue for the Conductor platform, there can be no assurance that such efforts will increase these revenues in the short term or ever. In addition, although we believe these additional sales personnel will be beneficial to our sales efforts, these additions have increased our sales and marketing costs.

Thus far, license revenue from sales of the Conductor platform has not been significant. We received insignificant license revenue from sales of the Conductor platform in the first and second quarters of 2004. Among the issues hampering our efforts to sell the Conductor platform are ongoing concerns of existing and potential customers regarding our viability, the lack of an established market for our new products, the length of sales cycles, particularly for a new and unproven technology, and a depressed technology market. Moreover, these same issues make it difficult to sell our SRM applications while we try to establish a market for the Conductor platform. We believe that these trends, particularly with respect to our SRM products, have affected us more than many of our competitors.

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

Utilization of Our SRM Assets. In previous filings, we indicated that we were considering the sale of our SRM assets to generate additional necessary working capital. While there can be no assurance that we will not sell these assets in the future, we are not currently looking to sell our SRM assets, and we plan to continue generating revenue through the direct license sales of our SRM products and related services. To further this strategy, we have instituted separate sales efforts for our SRM solutions, and we are creating a product development plan focused on further enhancements to the products. Although we generally expect our renewed focus on our SRM applications to generate increased SRM revenue, there can be no assurance as to whether or when such revenues will increase.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate estimates, including those related to revenue recognition, software product returns, warranty obligations, uncollectable accounts receivable and long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amount and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change.

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

Software maintenance revenues are recognized ratably over the term of the related contract, typically one year, upon cash receipt.

We also recognize limited revenue from revenue sharing arrangements. These arrangements primarily relate to our prior generation of electronic marketplace products. Under these arrangements, we generally would receive revenue based upon a percentage of revenue received (or other similar financial metric) by the customer as a result of the use of our software. Revenues related to revenue sharing arrangements are recognized as earned based on customer transactions. Revenues received from revenue sharing arrangements have not been significant to date, and we do not expect to receive significant additional revenue from such arrangements in the future.

Deferred revenue consists of prepaid licenses fees as well as prepaid fees for services and maintenance and support agreements.

Allowance for Doubtful Accounts

We maintain accounts receivable allowances for doubtful accounts, and for estimated product and service returns.

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

During 2003 and the first quarter of 2004, we decreased the balance of our allowance for doubtful accounts primarily due to a decrease in our accounts receivable balance related to an overall revenue decline and collection on or write-off of accounts that were previously reserved. During the quarter ended June 30, 2004, we increased the balance of our allowance for doubtful accounts primarily due to an increase in the aged accounts receivable balances.

Our allowance for product and services revenue returns was established through reductions in license and service revenues and relates to performance issues raised by certain customers with outstanding receivable balances.

Long-lived Assets and Goodwill

We periodically assess the carrying value of our long-lived assets including property and equipment and other identified intangible assets for impairment. An impairment assessment is performed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment indicators include, but are not limited to, our net book value as compared to market capitalization, significant negative industry and economic trends, a significant decline in our stock price for a sustained period and significant under performance relative to historical and projected future operating results. In assessing the recoverability of the carrying value of intangible assets, we must make assumptions regarding the estimated future cash flows attributable to these assets. In addition, we must make assumptions regarding discount rates to determine the fair value of the respective assets. We have typically relied on valuation consultants to assist in the analysis of these factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded which could have a significant impact on our operating results.

Stock-based Compensation

We generally have three categories of employee stock-based awards: restricted stock, stock options and a stock purchase plan. We account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25") and have adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Under the intrinsic value method, we have historically recorded stock-based compensation resulting from restricted stock issued and options assumed in various prior period acquisitions.

On April 8, 2004, the Compensation Committee of the Board of Directors approved the grant of stock options to all employees of a total of approximately 3,161,900 shares at an exercise price of $1.00 per share, at a time when the market price was $1.70 per share. As a result of this grant, we recorded a total deferred stock compensation expense of approximately $2.2 million which will be amortized into expense over the vesting period of the options. In the event of termination of an employee's or officer's employment, amounts previously amortized for unvested and unexercised shares for such individual at the time of termination up to the amount previously expensed will be recorded as a reversal of stock compensation expense in that period.

Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock or restricted stock units are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to "Stock-based compensation."

Restructuring Accrual

We have undergone multiple restructuring transactions during 2001, 2002 and 2003. In accordance with EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), the costs associated with transactions initiated in 2001 and 2002 were charged to restructuring expense in the period in which we committed to the restructuring plan. The charges relating to the consolidation and closing of facilities and asset dispositions required significant estimates to determine the amount of future payments to be accrued as a part of the restructuring activity. A change in the circumstances related to the plan for closure of the facilities could result in additional charges or the reversal of prior charges taken.

In June 2002, the Financial Accounting Standards Board issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan, as required under EITF 94-3.   The provisions of SFAS 146 were effective for exit or disposal activities initiated after December 31, 2002.  During 2003, we recorded restructuring costs of $20.7 million under the provisions of SFAS 146. The adoption of SFAS 146 may affect the timing of recognizing any future restructuring costs and the amounts recognized under such costs.

  Our restructuring charges and accrual have been based on our estimates of future headcount and facility requirements. If we determine that our actual requirements are less than our estimated requirements, we may be required to record additional charges to further reduce our headcount and to close additional facilities. In addition, our restructuring accrual is based on other estimates including estimates of future sublease income and estimates of benefits to be paid to terminated employees. At June 30, 2004, our restructuring liabilities were primarily comprised of estimated payments to terminated employees. We do not expect actual payments to differ significantly from our estimates.

RELATIONSHIP WITH SAP

Relationship with SAP AG

Termination of Commercial Relationship

We entered into a strategic relationship with SAP in 2000 to jointly develop, market and sell the MarketSet suite of applications and the Enterprise Buyer procurement applications.  This agreement provided that either party licensing the jointly developed products to its customers would owe a royalty to the other party.  These products were primarily targeted at electronic marketplace customers. Historically, SAP was instrumental in assisting us with selling the jointly developed products to SAP's customer base. From 2000 to 2002, SAP accounted for a significant portion of our license revenue.  However, these royalty payments declined in the past two years with the decline of the market for electronic marketplace solutions.  In the three and six months ended June 30, 2003, we reported revenues from SAP of approximately $1.1 million and approximately $2.6 million, respectively.

Over time, the relationship with SAP changed and each company has phased out the jointly developed Enterprise Buyer procurement products and replaced such products with its own successor procurement products.  In addition, the market for the Marketset suite of products has declined substantially over the past two years with the decline in the electronic marketplace sector. In November 2003, SAP and Commerce One terminated the commercial relationship. As a result, we received only approximately $400,000 in license revenue from SAP in 2003, we received no license revenue in either the first or second quarter of 2004 and do not expect to receive any license revenue in the remainder of 2004 or thereafter.

Equity Relationship

At the time we entered into the strategic alliance agreement with SAP in 2000, we sold 505,955 shares of our common stock to SAP for an aggregate purchase price of approximately $250 million.

Subsequently, in 2001, we sold an additional 4,748,477 shares of our common stock to SAP for an aggregate purchase price of approximately $225 million. In connection with our issuance of common stock to SAP, we entered into various agreements that restrict SAP's ability to acquire more than 23% of our outstanding common stock or otherwise attempt to acquire control of Commerce One, limit its transfer of the shares of common stock that it purchased from us and, in very limited ways, affect SAP's ability to vote its shares of our common stock.  We also granted SAP certain rights to require us to register the resale of its shares of our common stock, certain pro rata rights to acquire additional shares of our common stock and the right to have a designee appointed to our board of directors or to send an observer to our board of directors meetings.  As of June 30, 2004, SAP has not exercised its right to have such a designee appointed, but has at times exercised its right to send an observer to our board of directors meetings.

Certain of the transfer restrictions imposed upon SAP's ability to sell our common stock expired upon the termination of the SAP relationship in November 2003 and most of the remaining transfer restrictions terminated on June 28, 2004. The standstill restrictions imposed upon SAP and their pro rata rights terminated on June 28, 2004.

As of June 30, 2004, through its purchases from us and on the open market, we believe that SAP beneficially owned approximately 16% of our outstanding common stock.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents and investments of approximately $5.4 million at June 30, 2004 compared to approximately $14.0 million at June 30, 2003. The amounts as of June 30, 2004 included approximately $1.2 million that collateralized certain of our obligations related to operating lease agreements for computer equipment and office facilities and potential workers compensation claims, and approximately $1.0 million which currently resides in the accounts of several of our foreign subsidiaries which we have liquidated or are in the process of liquidating. As of June 30, 2004, we had approximately $4.2 million in unrestricted cash and short-term investments that could be used to fund our operations.

Net Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $8.1 million for the six months ended June 30, 2004 compared to approximately $70.3 million for the six months ended June 30, 2003. Cash used in operating activities for the period ended June 30, 2004 resulted primarily from the net loss, excluding non-cash charges for amortization and depreciation along with an adjustment to the mark to market valuation of the warrant liability, an approximate $430,000 decrease in accrued compensation and related expenses, an approximate $2.2 million decrease in deferred revenue and an approximate $2.3 million decrease in other liabilities which was partially offset by an approximate $502,000 decrease in restricted investments, an approximate $4.7 million decrease in accounts receivables, an approximate $426,000 decrease in prepaid expenses and other current assets, and an approximate $505,000 increase in accounts payable. Net cash used in operating activities for the six months ended June 30, 2003 resulted primarily from the net loss, adjusted for non-cash items including depreciation and amortization, an approximate $2.2 million increase in prepaid expenses and other current assets, and approximate $5.4 million decrease in accrued compensation and related expenses, an approximate $30.1 million decrease in other liabilities and an approximate $5.2 million decrease in deferred revenue, which was partially offset by an approximate $1.3 million decrease in accounts receivable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities totaled approximately $1.3 million for the six months ended June 30, 2004. Cash provided by investing activities in the current period related primarily to the maturity of short-term investments of approximately $1.6 million, offset by the purchase of short-term investments of approximately $162,000 and the purchase of property plant and equipment, net of approximately $130,000. Cash provided by investing activities was $10.3 million in the six months ended June 30, 2003 and related to the maturity of short term investments of approximately $11.9 million which was offset in part primarily by an approximate $1.8 million in purchases of short term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $3.9 million for the six months ended June 30, 2004 and was comprised primarily of the approximately $3.8 million due from ComVest in connection with the debt financing completed as of December 31, 2003. Approximately $356,000 in cash was provided by financing activities for the six months ended June 30, 2003, which was comprised of proceeds from the issuance of common stock.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2004, and the effects such obligations are expected to have on our liquidity and cash flows in certain future periods after June 30, 2004 (in thousands):

                                            Less                              5 years
                                            than      1 to 3     4 to 5         and
                                 Total    one year     years      years      thereafter
                               ---------  ---------  ---------  ---------    ---------
Non-cancelable operating
  lease obligations.......... $   5,283  $   1,577  $   2,768  $     938   $       --
Accrued restructuring costs..       610        610         --         --           --
PeopleSoft note payable......     2,039      2,039         --         --           --
ComVest/DCC notes payable....     5,507      5,507         --         --           --
Warrant liability............     1,054         --         --         --        1,054
                               ---------  ---------  ---------  ---------    ---------
Total........................ $  14,493  $   9,733  $   2,768  $     938   $    1,054
                               =========  =========  =========  =========    =========

The above table does not include the redemption value of approximately $12.8 million (as of June 30, 2004) of the Series B Preferred Stock issued to BayStar (see discussion of BayStar redemption in "Terms of Series B Preferred Stock - Redemption" below).

Terms of Series B Preferred Stock

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

Redemption: We may redeem the Series B Preferred beginning July 10, 2005 for 120% of the purchase price for the Series B Preferred plus dividends paid in kind and any accrued but unpaid dividends, subject to compliance with conditions similar to the conversion conditions described above. The holders of the Series B Preferred may require us to redeem their shares if we default on certain obligations under the transaction documents, including the continued effectiveness of a registration statement for the common stock issuable upon conversion of the Series B Preferred and exercise of the warrants, continued listing of our common stock on the Nasdaq National Market or the Nasdaq SmallCap Market, compliance by us with procedures for delivery of share certificates upon the holders' prior requests to convert shares of Series B Preferred or exercise their warrants, and our continued ability to convert Series B Preferred shares, in whole or in part, without violating Nasdaq exchange rules regarding the number of common shares that may be issued without shareholder approval (redemption arising from a violation of this last provision is limited to the number of shares that cannot be converted). In addition, holders of Series B Preferred Stock may require us to redeem those shares upon a change of control of the Company, including any merger or other business combination in which current holders of the Company's voting power lose the ability to elect a majority of the Company's board of directors, a sale or transfer of all or substantially all of the Company's assets, or the transfer of greater than 50% of the aggregate voting power of our outstanding common stock. Redemption by the Series B Preferred holders under any of these conditions would be at the greater of (i) 120% of the purchase price plus dividends paid in kind and any accrued but unpaid dividends or (ii) the closing bid price of the common stock issuable upon conversion of the Series B Preferred on the day before the announcement of the change of control or the default. As of June 30, 2004, the redemption price of such shares would have been approximately $12.8 million. We may also redeem the Series B Preferred at any time upon a change of control, at the greater of (i) 120% of the purchase price plus dividends paid in kind and any accrued but unpaid dividends and (ii) the closing bid price of the common stock issuable upon conversion of the Series B Preferred on the day before the announcement of the change of control, subject to compliance with conditions similar to the additional conversion conditions described above.

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

Terms of ComVest and DCC Ventures Notes

On December 31, 2003, the Company issued secured promissory notes in the aggregate principal amount of $5.0 million and warrants to ComVest and DCC Ventures for an aggregate purchase price of $5,000,100. The Notes bear interest at a rate varying from 6% to 10% over the term of the Notes and are secured by certain of the Company's assets. The Warrants are exercisable to purchase an aggregate of 2,568,494 shares of the Company's common stock, at an exercise price of $.0001 per share, for a period of one year following the financing. The ComVest and DCC Ventures warrants were fully exercised in the first quarter of 2004. Upon an event of default or upon a merger, sale or change of control of the Company, or the sale, transfer or disposition of all or substantially all of the Company's assets (other than the sale of the Company's SRM assets), the notes become convertible, subject to certain limitations, into shares of our common stock at a conversion price equal to 90% of the average closing bid price for the 5 trading days immediately following the later of the date of such event and the date of issuance of any press release announcing such event.

In addition, pursuant to the agreement with ComVest and DCC Ventures, if the registration statement covering the Warrants was not declared effective by April 30, 2004, the Company was required to pay a total cash penalty to ComVest and DCC Ventures of $1,000 per day until such registration was complete. The Company's Registration Statement covering the Warrants was declared effective by the SEC on June 10, 2004, and the Company paid a cash penalty of an aggregate of approximately $41,000 to ComVest and DCC Ventures in July 2004.

Our $5.0 million debt to ComVest and DCC Ventures is due on the earlier of: (i) March 31, 2005, (ii) one day before the Company pays all or substantially all of the PeopleSoft Note (due on February 22, 2005) or (iii) upon the occurrence of certain events of default or other events as described below:

Pre-payment Obligations Arising from Events Other Than Default. We will be subject to certain pre-payment obligations upon the occurrence of any of the following events:

  We sell or issue any debt and/or equity securities for cash (subject to certain exclusions), in which case 50% of the proceeds from the new issuance must be paid toward the Notes;

  We sell, transfer, or otherwise dispose of our SRM business, in which case all resulting net proceeds must be paid toward the Notes;

  We receive early payment from, or sell, the note we hold from eScout LLC, in which case all resulting net proceeds must be paid toward the Notes.

Payment Obligations Arising from Default Events. The Notes will become due and payable in full in the event we default under the Notes, including the following:

  We default on any payment obligation or materially breach any of our obligations, representations or warranties under the Notes or related agreements;

  We declare bankruptcy or otherwise become subject to voluntary or involuntary liquidation, receivership or reorganization;

  With respect to any agreement or instrument for borrowed money, an event of default in excess of $50,000 has been declared, and any payments due under such agreement or instrument are accelerated, or we fail to assert valid defenses against any claim of default in excess of $300,000;

  We pay any uninsured judgment or settlement greater than $500,000 in any single litigation matter, or greater than $1 million in the aggregate (subject to certain exclusions).

Terms of the PeopleSoft Note

In the fourth quarter of 2003, we entered into an agreement with the landlord for our former offices in Pleasanton, California (PeopleSoft) to pre-pay the total remaining $5.6 million rent obligation. Pursuant to this agreement, we gave PeopleSoft the following: 1) an initial cash payment of $1.5 million, 2) an interest-free promissory note in the principal amount of approximately $2 million, payable in February 2005, and 3) shares of restricted common stock with a market value of approximately $2.1 million based upon the issuance price. The approximately $2.0 million promissory note issued to PeopleSoft is due and payable on February 22, 2005, or sooner upon the occurrence of any of the following customary events of default, which generally include the following: (a) we fail to pay any amounts owed on the note on or before the maturity date; (b) we fail to perform or observe any other material agreement, covenant or obligation arising under the Note; (c) we are in default under any other collateral obligation for repayment of borrowed money from a bank or other financial institution; or (d) we file for bankruptcy, an involuntary bankruptcy proceeding is brought against us which is not dismissed within thirty days, or other form of relief of debt, insolvency or liquidation is sought by us or brought against us.

Real Estate Obligations

As of June 30, 2004, Commerce One leased office space in five locations throughout the United States, which represent the majority of our real estate obligations. We have subleased, reduced or otherwise renegotiated a significant portion of the long-term real estate obligations for our surplus office space in the United States, but some of our existing space remains underutilized. In addition, we lease several smaller and/or temporary locations in Europe to support our international operations.

The Company's total non-cancelable operating lease obligations as of June 30, 2004 was $5.3 million. We have no significant capital commitments or obligations other than those described in the analysis above. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor have we any commitment or intent to provide additional funding to any such entity.

Sources of Liquidity and Capital

We have historically satisfied our cash requirements primarily through the issuances of equity securities and, to a significantly lesser extent, through debt financing.

As of June 30, 2004, we had cash and cash equivalents and short-term investments of approximately $ 5.4 million, of which approximately $4.2 million was unrestricted cash and short-term investments that can be used to fund operations. The approximately $4.2 million of unrestricted cash includes approximately $1.0 million which currently resides in non-US locations. Of this approximate $1.0 million cash balance which currently resides in non-US locations, approximately $850,000 resides in the accounts of several of our foreign subsidiaries where we no longer have operations and which, as a result, we have liquidated or are in the process of liquidating. We are currently in the process of attempting to repatriate this cash in order to allow us to utilize such funds for our general working capital operations in the U.S. and elsewhere. If we are unable to repatriate such cash to the U.S., our ability to fund our operations in 2004 will be harmed.

In the first six months of 2004, our net total restricted cash decreased by approximately $1.9 million primarily due to a purchase of leased equipment with a lessor whereby certificates of deposit totaling approximately $1.6 million were released by the lessor in exchange for the equipment. Our net total unrestricted cash increased by approximately $2.0 million. This cash was used primarily to fund our operations. In addition, we received approximately $4.6 million in January from the settlement with Covisint described above. Because our business operations currently use more cash than is generated, the cash used each quarter substantially reduces the cash available to fund our continuing operations and future capital requirements.

Our $5.0 million promissory notes with ComVest and DCC Ventures (the "ComVest Notes") are secured by, among other things, the SRM applications and a $2.0 million note from eScout LLC issued to us in conjunction with the sale of our CommerceOne.net assets to eScout in January of 2003. In addition, pursuant to a real estate settlement we entered into with PeopleSoft, Inc., our former landlord in Pleasanton, California, we owe PeopleSoft approximately $2.1 million on February 22, 2005 ("PeopleSoft Note"). We will need to repay the ComVest Notes at their maturity date which is the earlier of: (i) March 31, 2005, (ii) one day before the payment by us of all or substantially all of the PeopleSoft Note (which is due on February 22, 2005) or (iii) the occurrence of other events of default or certain other events. The eScout note is due to be paid to us in January 2005 and the proceeds will need to be used for repayment to ComVest at such time pursuant to the terms of our agreement with ComVest.

Based upon our current plans and expectations, we believe that we will need to raise an additional $7.0 million to meet our $7.1 million debt obligations due to ComVest, DCC Ventures and PeopleSoft in the first quarter of 2005, and at least approximately an additional $5.0 million to $7.0 million in order to provide sufficient working capital and to fund our operations through the twelve months following the date of this filing. In addition, depending upon our revenue performance (including, without limitation, our ability to substantially increase revenues from the direct license sales of our Conductor and SRM products), and our cash inflows in the third quarter of 2004 (including, without limitation, our ability to repatriate cash from our foreign subsidiary accounts), we believe that it is likely that we will need to raise at least approximately an additional $2.0 million to $3.0 million as early as the third or fourth quarter of 2004 in order to fund our operations through the 2004 fiscal year. In addition, even if we meet our revenue goals and are otherwise able to fund our operations through fiscal year 2004 without additional financing, we believe that our unrestricted U.S. cash reserves will fluctuate considerably and will fall well below $1.0 million at times (possibly as early as during our third fiscal quarter or at the beginning of our fourth fiscal quarter of 2004). A cash balance at this low level is likely to impair our ability to receive ordinary trade credit in connection with our regular business operations and to overcome viability concerns of potential customers of our products. This would likely have an adverse effect on the day-to-day functioning of the company. We are currently seeking financing but there can be no assurance that we will receive the necessary financing in the required time period or ever. We may seek to raise additional capital through, among other things, potential asset sales, additional equity or debt financings, or some combination of these. We cannot currently estimate our specific financing needs beyond the twelve months following the date of this filing, but may need to raise additional financing at that time.

The current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding. In addition, the rights of our Series B Preferred Stock holder, BayStar, or our secured lenders, ComVest and DCC Ventures, may discourage other potential investors and diminish our ability to obtain additional financing. Further, in the event shareholder approval is required for any prospective financing arrangement, such approval can take several months and we may not have sufficient time to obtain that approval before our cash reserves are depleted and we are unable to fund our operations. Even if we are able to obtain additional financing, it is likely that such financing will be substantially dilutive to our existing shareholders. If we are unable to obtain the necessary additional financing in the required time period, our revenues do not increase to meet our expectations (as has been the case in both the first and second quarters of 2004), or we encounter expenses or cash outlays that are larger than expected, our remaining cash reserves will not be sufficient to sustain our operations through 2004 or beyond. In addition, if BayStar chooses to exercise its redemption right upon occurrence of a triggering event, or ComVest seeks repayment of our $5.0 million debt under the agreement prior to its due date (and/or we have not raised sufficient funds to repay such debt at the time that it becomes due), we would not have sufficient cash to cover such redemption and/or repayment and our ability to fund our operations would be severely damaged. If we do not have sufficient cash to fund our operations, we will need to pursue other alternatives such as the sale of some or all of our assets, dramatically reducing or discontinuing some or all of our operations or filing for bankruptcy protection. If we do file for bankruptcy protection, there can be no assurance that we can effectively reorganize under Chapter 11 of the Bankruptcy Code or that we would be able to earn sufficient proceeds from a liquidation under Chapter 7 of the Bankruptcy Code to pay all of our creditors or provide any proceeds to our stockholders.

The forecasts of our financing needs, the periods of time through which our financial resources will be adequate to support our operations and all related statements are forward-looking statements that involve risks and uncertainties, and actual results could vary materially as a result of the factors described in this paragraph and in the section entitled "Risk Factors."

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue

Total revenues for the three months ended June 30, 2004 decreased to approximately $2.0 million, compared to approximately $8.3 million for the same period in the prior year. For the three months ended June 30, 2004, no one customer accounted for more than 10% of our revenue. For the three months ended June 30, 2003, other than revenues earned through transactions with SAP, which accounted for approximately 13% of our revenue, no one customer accounted for more than 10% of our revenue.

License Revenue

License revenues for the three months ended June 30, 2004 decreased to approximately $309,000 compared to approximately $1.7 million for the same period in the prior year. In 2004, the approximately $1.4 million decrease in license revenue was due to a decrease in average license revenue per customer and to the decrease in the number of customers. The average license revenue per customer was approximately $103,000 in the second quarter of 2004, an approximate 18% decrease from the average license revenue per customer of approximately $125,000 in the same period in 2003. We recognized license revenues relating to approximately three specific customers in the second quarter of 2004, an approximate 71% decrease from the same period in the prior year. In the second quarter of 2004, the decrease in license revenues relative to the prior year primarily resulted from the change in focus from our previous generation of products; a significant slowdown in technology spending coupled with the continued general economic downturn; and a change in our previous strategy of focusing on a potential sale of our SRM assets to a decision to retain such assets and to focus dedicated direct license sales efforts on our SRM solutions.

Direct license sales of our SRM applications in both object code and source code form represented the substantial majority of our license revenues in 2003 and represented virtually all of our license revenues in the second quarter of 2004. We introduced our Commerce One Conductor™ platform in 2003, and license fees from this platform have represented an insubstantial portion of our license revenues to date. Going forward, we plan to continue to focus our sales efforts on our Commerce One Conductor platform as well as our SRM applications.

Services Revenue

Services revenues for the three months ended June 30, 2004 decreased to approximately $1.7 million compared to approximately $6.6 million in the same period in the prior year. The percentage of our revenues attributable to professional services in the first quarter of 2004 increased again as compared to the same period in 2003, and professional services remained the largest portion of our overall revenue.  The services revenue decrease in the second quarter of 2004 as compared to the same period in the prior year resulted primarily from the downsizing of the Global Services division through reductions in force and divestitures of various Global Services divisions amounting to approximately $1.2 million, continued termination and reduction of support and maintenance agreements by existing customers, particularly our electronic marketplace customers amounting to approximately $3.1 million, and an approximate $543,000 decrease in revenues from revenue share agreements, hosting services and other revenue services commensurate with the overall decline in license revenues.  We expect that services revenues will decrease in 2004 as compared to 2003 primarily due to the decrease in the number of employees in our professional service division.  Our services revenues may also decline if we are unable to maintain our prices and utilization rates. Our new Commerce One Conductor™ platform product was released for general availability in March 2003, and has not generated, nor do we expect it to generate, significant services engagements or maintenance revenues in the short term until the product is more broadly used by our customers.

In January 2003, we closed the sale of CommerceOne.net, our marketplace services business, consisting of auction services, subscription services, content services and hosting services, to eScout.  During the three months ended June 30, 2003, we recognized a total of approximately $400,000 in services revenue from CommerceOne.net related services.  Subsequent to this sale, Commerce One no longer offers these services and therefore did not receive any revenues related to these services in the first or second quarters of 2004 and will not in the future.

Payments received from our strategic alliance with SAP constituted a substantial portion of our total revenues during the three months ended June 30, 2003.  Total revenues received from SAP were approximately $1.2 million for the three months ended June 30, 2003, which related entirely to services revenues. Due to the termination of our relationship with SAP, we do not expect to receive revenues from SAP in 2004 or thereafter.

Cost of Revenues

Cost of revenues consisting of cost of services and cost of licenses were approximately $1.8 million or an approximate 92% of total revenues, in the three months ended June 30, 2004 compared to approximately $6.4 million or an approximate 77% in the three months ended June 30, 2003.

Cost of License Fees

Cost of license fees were approximately $242,000 in the three months ended June 30, 2004 compared to approximately $571,000 in the three months ended June 30, 2003. During the three months ended June 30, 2004, cost of license fees was comprised primarily of third party software royalties. During the three months ended June 30, 2003, cost of license fees was comprised primarily of an approximate $500,000 in amortization related to the Technology Agreement with Covisint as well as to third party software royalties.

Cost of Services

Cost of services, which primarily consists of consulting, personnel and related cost, software maintenance and training costs, was approximately $1.6 million for the three months ended June 30, 2004 compared to approximately $5.8 million for the three months ended June 30, 2003. The decrease in cost of services during the three months ended June 30, 2004 as compared to the same period in the prior year resulted primarily from an approximate $2.3 million decrease in salaries and wages resulting from the downsizing of the Global Services division through reductions in force and divestitures of certain business segments, an approximate $411,000 decrease in depreciation expense, an approximate $254,000 decrease in outside consulting expenses, an approximate $338,000 decrease in IT spending, an approximate $347,000 decrease in insurance, and an approximate $579,000 decrease in rent.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related cost and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $1.7 million for the three months ended June 30, 2004 compared to approximately $5.3 million for the three months ended June 30, 2003. The decrease in 2004 was primarily attributable to an approximate $1.8 million decrease in salaries and wages due to an overall decrease in the average number of sales and marketing personnel during the year, an approximate $323,000 decrease in depreciation expense, an approximate $217,000 decrease in IT spending, an approximate $492,000 decrease in rent, an approximate $218,000 decrease in insurance, and an approximate $647,000 decrease in outside services and consulting expenses.

Product Development Expenses

Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $1.7 million for the three months ended June 30, 2004 compared to approximately $6.6 million for the three months ended June 30, 2003. In 2004, these expenses related primarily to the development of our new Commerce One Conductor™ platform product, as well as certain expenses pertaining to ongoing development of our SRM applications. The decrease in 2004 in product development expenses was primarily attributable to an approximate $3.0 million decrease in salaries and wages due to an overall decrease in the average number of product development personnel employed during the year, an approximate $844,000 decrease in rent, an approximate $180,000 decrease in IT spending, an approximate $361,000 decrease in depreciation expense, an approximately $296,000 decrease in insurance expense, and a decrease of approximately $219,000 of other charges primarily consisting of expenses for consultants.

In January 2003, we entered into an outsourcing arrangement with Satyam Computer Services Limited.  Pursuant to this agreement, Satyam provides certain support, maintenance and product development services with respect to our SRM applications, including our Commerce One Buy and Commerce One Source products. Despite additional costs associated with our outsourcing agreement with Satyam, we expect total product development expenses to decrease in 2004 relative to 2003 due to the significant reduction in the number of employees engaged in product development.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses were approximately $2.4 million for the three months ended June 30, 2004 compared to approximately $3.4 million for the three months ended June 30, 2003. The decrease in the second quarter of 2004 compared to the same period in the prior year was primarily attributable to a decrease of approximately $725,000 in salary and wages resulting from an overall decrease in the average number of general and administrative personnel employed during the quarter and an approximate $280,000 in other savings primarily from consulting and outside services, and an approximate $183,000 decrease in other expenses, primarily rent expense, which were partially offset by an approximate $135,000 increase in charges to bad debt expense which resulted from an increase in reserves for bad debts associated with customer collections and lower sales.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue

Total revenues for the six months ended June 30, 2004 decreased to approximately $4.7 million compared to approximately $21.4 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, one customer, Exostar, accounted for more than 10% of our revenue at approximately19%. For the six months ended June 30, 2003, other than revenues earned through transactions with SAP, which accounted for approximately 17% of our revenue, one other customer, Exostar, accounted for more than 10% of our revenue at approximately 12%.

License Revenue

License revenues for the six months ended June 30, 2004 decreased to approximately $581,000 compared to approximately $4.0 million for the same period in the prior year. In 2004, the approximately $3.4 million decrease in license revenue was due primarily to a decrease in the average license revenue per customer and to a decrease in the number of customers from the same period in the prior year. The average license revenue per customer was approximately $145,000 in the first six months of 2004, an approximate 9% decrease from the average license revenue per customer of approximately $159,000 in the same period in 2003. We recognized license revenues relating to approximately four specific customers in 2004, an 84% decrease from the number of customers in the same period in the prior year. The decrease in license revenues relative to the prior year primarily resulted from the change in focus from our previous generation of products; a significant slowdown in technology spending coupled with the continued general economic downturn; and a change in our previous strategy of focusing on a potential sale of our SRM assets to a decision to retain such assets and to focus dedicated direct license sales efforts on our SRM solutions. In addition, in November 2003, we terminated our relationship with SAP and as a result we do not expect to receive any revenues from SAP in 2004 or thereafter. In the six months ended June 30, 2003 we recognized $400,000 in license revenues from SAP compared to no revenue from SAP in 2004.

Direct license sales of our SRM applications in both object code and source code form represented the substantial majority of our license revenues in 2003 and represented virtually all of our license revenues in the first and second quarters of 2004. We introduced our Commerce One Conductor™ platform in 2003, and license fees from this platform have represented an insubstantial portion of our license revenues to date. Going forward, we plan to continue to focus our sales efforts on our Commerce One Conductor platform as well as our SRM applications.

Services Revenue

Services revenues for the six months ended June 30, 2004 decreased to approximately $4.1 million compared to approximately $17.4 million in the same period in the prior year. The percentage of our revenues attributable to professional services in the six months ended June 30, 2004 increased as compared to the same period in 2003, and professional services remained the largest portion of our overall revenue.  The services revenue decrease in the six months ended June 30, 2004 as compared to the same period in the prior year resulted primarily from the downsizing of the Global Services division through reductions in force and divestitures of various Global Services divisions amounting to approximately $3.9 million, an approximate $600,000 reduction in the amounts received from various historical revenue-sharing arrangements (primarily Covisint, with whom we were engaged in a payment dispute throughout 2003), continued termination and reduction of support and maintenance agreements by existing customers, particularly our electronic marketplace customers, amounting to approximately $5.4 million, and an approximate $3.4 million decrease in revenues from hosting services and other revenue services commensurate with the overall decline in license revenues.  We expect that services revenues will decrease in 2004 as compared to 2003 primarily due to the decrease in the number of employees in our professional service division.  Our services revenues may also decline if we are unable to maintain our prices and utilization rates. Our new Commerce One Conductor™ platform product was released for general availability in March 2003, and has not generated, nor do we expect it to generate, significant services engagements or maintenance revenues in the short term until the product is more broadly used by our customers.

In January 2003, we closed the sale of CommerceOne.net, our marketplace services business, consisting of auction services, subscription services, content services and hosting services, to eScout.  During the six months ended June 30, 2003, we recognized a total of approximately $3.0 million in services revenue from CommerceOne.net related services.  Subsequent to this sale, Commerce One no longer offers these services and therefore did not receive any revenues related to these services in the first or second quarters of 2004 and will not in the future.

Payments received from our strategic alliance with SAP constituted a substantial portion of our total revenues during the six months ended June 30, 2003.  Total revenues received from SAP were approximately $2.6 million for the six months ended June 30, 2003, of which approximately $2.2 million related to service revenues and approximately $400,000 related to license revenues. Due to the termination of our relationship with SAP, we do not expect to receive revenues from SAP in 2004 or thereafter.

Cost of Revenues

Cost of revenues consisting of cost of services and cost of licenses were approximately $3.5 million or an approximate 75% of total revenues in the six months ended June 30, 2004 compared to approximately $15.6 million or an approximate 73% of total revenues in the six months ended June 30, 2003.

Cost of License Fees

Cost of license fees were approximately $535,000 in the six months ended June 30, 2004 compared to approximately $876,000 in the six months ended June 30, 2003. During the six months ended June 30, 2004 cost of license fees was comprised primarily of third party software royalties. During the six months ended June 30, 2003, cost of license fees was comprised primarily of an approximate $1.0 million in amortization related to the Technology Agreement with Covisint as well as to third party software royalties, which were partially offset due to reserve adjustments of approximately $200,000.

Cost of Services

Cost of services, which primarily consists of consulting, personnel and related cost, software maintenance and training costs, was approximately $3.0 million for the six months ended June 30, 2004 compared to approximately $14.7 million for the six months ended June 30, 2003. The decrease in cost of services during the six months ended June 30, 2004 as compared to the same period in the prior year resulted primarily from an approximate $5.9 million decrease in salaries and wages resulting from the downsizing of the Global Services division through reductions in force and divestitures of certain business segments, an approximate $1.0 million decrease in depreciation expense, an approximate $754,000 decrease in outside consulting expenses, an approximate $857,000 million decrease in IT spending, an approximate $581,000 decrease in insurance, an approximate $1.5 million decrease in rent and a decrease of approximately $1.1 million of other expenses, primarily related to reduced facilities and associated costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related cost and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $2.9 million for the six months ended June 30, 2004 compared to approximately $13.2 million for the six months ended June 30, 2003. The decrease in 2004 was primarily attributable to an approximate $5.8 million decrease in salaries and wages due to an overall decrease in the average number of sales and marketing personnel during the year, an approximate $675,000 decrease in depreciation expense, an approximate $531,000 decrease in IT spending, an approximate $992,000 decrease in rent, an approximate $408,000 decrease in insurance, and an approximate $1.7 million decrease in outside services and consulting expenses and an approximate $336,000 decrease in other charges, primarily marketing programs.

Product Development Expenses

Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $3.6 million for the six months ended June 30, 2004 compared to approximately $18.0 million for the six months ended June 30, 2003. In 2004, these expenses related primarily to the development of our new Commerce One Conductor™ platform product, as well as certain expenses pertaining to ongoing development of our SRM applications. The decrease in 2004 in product development expenses was primarily attributable to an approximate $10.2 million decrease in salaries and wages due to an overall decrease in the average number of product development personnel employed during the year, an approximate $1.7 million decrease in rent, an approximate $619,000 decrease in IT spending, an approximate $940,000 decrease in depreciation expense and a decrease of approximately $183,000 of other charges primarily consisting of expenses for consultants.

In January 2003, we entered into an outsourcing arrangement with Satyam Computer Services Limited.  Pursuant to this agreement, Satyam provides certain support, maintenance and product development services with respect to our SRM applications, including our Commerce One Buy and Commerce One Source products. Despite additional costs associated with our outsourcing agreement with Satyam, we expect total product development expenses to decrease in 2004 relative to 2003 due to the significant reduction in the number of employees engaged in product development.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses were approximately $5.2 million for the six months ended June 30, 2004 compared to approximately $5.8 million for the six months ended June 30, 2003. The decrease in the six months ended June 30, 2004 was primarily attributable to a decrease of approximately $2.3 million in salary and wages resulting from an overall decrease in the average number of general and administrative personnel employed during the period which was partially offset by an approximate $376,000 increase in consultant expenses, and an approximate $236,000 increase in accounting fees, an approximate $926,000 increase in bad debt expense which resulted from an increase in reserves for bad debts associated with customer collections and lower sales, and an approximate $176,000 increase in other expenses.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Stock Compensation

Stock compensation expenses result from the grant of stock options, grant of restricted common stock and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock. Stock compensation expense was approximately $206,000 for the three and six months ended June 30, 2004, compared to approximately $783,000 and approximately $1.8 million in the three and six months ended June 30, 2003, respectively.

Due to the grant to employees and officers on April 8, 2004 of approximately 3,161,900 stock options at an exercise price of $1.00 at a time when the market price was $1.70 per share, we expect that we will incur a total stock compensation expense of approximately $2.2 million over the vesting period. As employees terminate their employment with the Company, the value of their unvested shares at time of termination up to the amount previously expensed will be recorded as a reversal of stock compensation expense in that period. (See "Recent Events" above for a more detailed description).

Restructuring Charges

2003 Restructuring Plans

The following tables summarize the activity related to restructuring plans initiated in 2003, and accounted for in accordance with FAS 146, for the six months ended June 30, 2003 and 2004 (in thousands):

2003 Restructuring Activities under 2003 Restructuring Plans

                                          Accrued    Amounts               Accrued
                                          restruc-   charged               restruc-
                                           turing       to                  turing
                                          costs at   restruc-   Amounts    costs at
                                          December    turing     paid or     June
                                            31,      costs and   written     30,
                                            2002       other       off       2003
                                          ---------  ---------  ---------  ---------
January 2003 Plan:
  Lease cancellations and commitments... $      --  $   5,244  $  (1,617) $   3,627
  Termination payments to employees
     and related costs..................        --     12,164    (10,951)     1,213
  Write-off on disposal of assets
     and related costs..................        --         81        (81)        --
                                          ---------  ---------  ---------  ---------
Total restructuring accrual
   and other............................ $      --  $  17,489  $ (12,649) $   4,840
                                          =========  =========  =========
Less non-current accrued restructuring
   charges..............................                                     (1,946)
Accrued restructuring charges included                                     ---------
   within other accrued liabilities.....                                  $   2,894
                                                                           =========

January 2003 Plan

In January 2003, management approved and began to implement a restructuring plan aimed at further reducing our operating expenses while continuing to align our resources around our core product initiatives. This first quarter activity was intended to reduce our headcount by approximately 430 employees and payroll related expenses by approximately $53 million annually. During the three and six months ended June 30, 2003, we recorded approximately $7.2 million and approximately $17.5 million, respectively, to restructuring charges, primarily in relation to severance pay, continued benefits, and outplacement services. Of this accrued amount, approximately $7.0 million and approximately $12.7 million was paid during the three and six months ended June 30, 2003, respectively.

2004 Restructuring Activities under 2003 Restructuring Plans

                                          Accrued    Amounts                          Accrued
                                          restruc-   charged                          restruc-
                                           turing       to                             turing
                                          costs at   restruc-              Amounts    costs at
                                          December    turing                paid or     June
                                            31,      costs and  Amounts     written     30,
                                            2003       other    reversed      off       2004
                                          ---------  ---------  ---------  ---------  ---------
January 2003 Plan:
  Lease cancellations and commitments... $     814  $      --  $    (250) $    (564) $      --
                                          ---------  ---------  ---------  ---------  ---------
                                               814         --       (250)      (564)        --
October 2003 Plan:
  Termination payments to employees
     and related costs.................. $   1,412  $      --  $      --  $    (927) $     485
  Write-off on disposal of assets
     and related costs..................       204         --         --       (123)        81
                                          ---------  ---------  ---------  ---------  ---------
                                             1,616         --         --     (1,050)       566
                                          ---------  ---------  ---------  ---------  ---------
Total restructuring accrual
   and other............................ $   2,430  $      --  $    (250) $  (1,614) $     566
                                          =========  =========  =========  =========  =========

January 2003 Plan

In June 2003, in connection with the headcount reductions made under the January 2003 Plan, we entered into an agreement to terminate our Cambridge, Massachusetts office lease agreement by paying $750,000 cash, and agreeing to make two additional cash payments of $375,000 each to be paid in September 2004 and September 2005, respectively. As a result, we recorded a $1.5 million charge to restructuring in 2003 and established a restructuring liability for the additional cash payments. In January 2004, we settled the two future payments of $375,000 for one payment of $500,000 payable in January 2004. This $500,000 final payment was made to the landlord in January 2004 and the net savings of this renegotiation of $250,000 was recorded as a reversal to restructure expense in the first quarter of 2004. In addition, approximately $64,000 was paid as a final payment during the three months ended March 31, 2004 on another existing lease. As a result of final payments made to landlords in the first quarter of 2004, all real estate activities and payments under this plan were completed as of March 31, 2004. Accordingly, during the three months ended June 30, 2004, there was no activity under this plan. During the six months ended June 30, 2004, we recorded a reversal of $250,000 to restructure expense and made payments of approximately $564,000 under the plan.

October 2003 Plan

In October 2003, we continued to rationalize our operating expenses by implementing additional restructuring initiatives. The initiatives mainly focused on reducing worldwide headcount to approximately 116 employees by the end of the fourth quarter of 2003 and reducing payroll related expenses by approximately $10 million annually. The remaining employee termination accrual of approximately $1.4 million as of December 31, 2003 primarily related to payments to be made in 2004 in accordance with applicable French laws governing termination payments to employees. During the three and six months ended June 30, 2004, respectively, we paid approximately $96,000 and approximately $927,000 to terminated employees in the form of salary and severance pay and $0 and approximately $123,000 in connection with the disposal of assets associated with the French subsidiary.

We expect that the remaining liability of approximately $566,000 at June 30, 2004 for the October 2003 Plan will be paid in full by December 31, 2004.

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

The following tables summarize the activity related to the restructuring plans initiated prior to January 1, 2003, and accounted for in accordance with EITF 94-3, for the six months ended June 30, 2003 and 2004 (in thousands):

2003 Restructuring Activities under 2002 Restructuring Plans

                                          Accrued    Amounts                          Accrued
                                          restruc-   charged                          restruc-
                                           turing       to                             turing
                                          costs at   restruc-              Amounts    costs at
                                          December    turing                paid or     June
                                            31,      costs and  Amounts     written     30,
                                            2002       other    reversed      off       2003
                                          ---------  ---------  ---------  ---------  ---------
Lease cancellations and commitments..... $  34,744  $      --  $ (13,538) $ (19,593) $   1,613
Termination payments to employees
     and related costs..................     1,513        800        (68)    (2,218)        27
Write-off on disposal of assets
     and related costs..................       113         --        (94)       (10)         9
                                          ---------  ---------  ---------  ---------  ---------
Total restructuring accrual
   and other............................ $  36,370  $     800  $ (13,700) $ (21,821) $   1,649
                                          =========  =========  =========  =========
Less non-current accrued restructuring
   charges..............................                                                (1,182)
Accrued restructuring charges included                                                ---------
   within other accrued liabilities.....                                             $     467
                                                                                      =========

In the six months ended June 30, 2003, we recorded a charge to restructuring for employee-related costs of approximately $800,000 due to a change in management estimates related to employee benefits plans adopted prior to January 1, 2003. There were no charges made in the three months ended June 30, 2003 under this plan. We reversed restructuring charges in the three and six months ended June 30, 2003 of approximately $13.5 million and approximately $13.7 million, respectively, resulting from changes in management estimates relating to employee claims and the disposal price of equipment and other assets.  During the three and six months ended June 30, 2003, we paid approximately $15.2 million and approximately $21.8 million, respectively, primarily in relation to severance pay, continued benefits, and outplacement services and payments on lease cancellations and commitments. As of June 30, 2003, the remaining accrued restructuring costs for Plans adopted prior to January 1, 2003 relate primarily to lease payments contractually required of us on certain facilities, net of any estimated sublease amounts, expiring at various dates through 2011.

2004 Restructuring Activities under 2002 Restructuring Plans

                                          Accrued    Amounts               Accrued
                                          restruc-   charged               restruc-
                                           turing       to                  turing
                                          costs at   restruc-   Amounts    costs at
                                          December    turing     paid or     June
                                            31,      costs and   written     30,
                                            2003       other       off       2004
                                          ---------  ---------  ---------  ---------
Lease cancellations and commitments..... $     138  $      --  $     (94) $      44
                                                                           ---------
Accrued restructuring charges
   included within other current
   liabilities..........................                                  $      44
                                                                           =========

During the three and six months ended June 30, 2004, approximately $59,000 and approximately $94,000, respectively, was paid to landlords for continued lease payments on facilities under lease through the end of 2004, net of sublease income. We expect that all amounts accrued under this plan will be paid in full by December 31, 2004.

Amortization of Intangible Assets

Amortization of intangible assets totaled approximately $263,000 and approximately $462,000 in the three and six months ended June 30, 2004, respectively, compared to approximately $150,000 and approximately $299,000 in the three and six months ended June 30, 2003, respectively.  The amortization of intangible assets in these periods resulted from the acquisitions of Exterprise in 2001 and Mergent and AppNet during 2000. The respective period over period increase in amortization is primarily a result of the adoption of accelerated amortization periods in 2004 for certain of our intangible assets.

Interest Income and Other, Net

Interest income and other, net in the three and six months ended June 30, 2004 was approximately $1.7 million income and an approximately $93,000 expense, respectively. Interest income and other, net in the three months ended June 30, 2004 was comprised primarily of the gain from the mark-to-market adjustment of our warrant liability. Interest income and other, net in the six months ended June 30, 2004 was comprised primarily of the net expense from the mark-to-market adjustment of our warrant liability of approximately $700,000 which was partially offset by an approximate $400,000 gain from a settlement on a previously disputed license receivable, and approximately $200,000 of interest income. Interest income and other, net in the three and six months ended June 30, 2003 of approximately $1.5 million and approximately $2.6 million, respectively, was comprised of currency differences and interest income.

Interest Expense

Interest expense recorded during the three and six months ended June 30, 2004, respectively, was approximately $756,000 and approximately $1.4 million. Interest expense recorded during the three and six months ended June 30, 2003, respectively, was approximately $222,000 and approximately $490,000 million. The respective period over period increase in interest expense is due primarily to the accretion of interest on the ComVest/DCC Ventures note payable and interest expense on the PeopleSoft note payable in the first and second quarters of 2004.

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

RISK FACTORS

If we are not able to raise additional capital, we encounter larger than anticipated expenses, or our revenues do not meet our expectations, our cash position will not be sufficient to sustain our business operations through 2004.

As of June 30, 2004, we had approximately $5.4 million in cash and cash equivalents, restricted cash and investments. Of this amount, approximately $4.2 million represented unrestricted cash and short-term investments that we can use to fund operations. The approximately $4.2 million of unrestricted cash includes approximately $1.0 million in non-US locations. Of this approximate $1.0 million cash balance, approximately $850,000 currently resides in the accounts of several of our foreign subsidiaries which we have liquidated or are in the process of liquidating. We are currently in the process of attempting to repatriate this cash in order to allow us to utilize such funds for our general working capital operations in the U.S. and elsewhere. If we are unable to repatriate such cash to the U.S., it is likely that our ability to fund our operations through 2004 will be harmed. Because our business operations currently use more cash than is generated, the cash used each quarter substantially reduces the cash available to fund our continuing operations and future capital requirements.

In October 2003, we took additional steps to reduce our operational expenses, including further reductions in force to a target of approximately 90 employees by June 30, 2004. However, as described below, we have recently hired additional sales personnel to increase our sales efforts, and our headcount as of June 30, 2004 increased to approximately 97 employees. Our continued viability is dependent in part on our ability to increase our revenues through sales of Commerce One Conductor platform and our SRM products and services. Although we believe that these additional sales personnel will be beneficial to our sales efforts, these additions have increased our sales and marketing costs and we cannot assure you that such efforts will result in the additional revenues necessary to sustain our viability in 2004 or beyond. While our cost reduction efforts have significantly reduced our operating expenditures since 2003, our operations are still drawing down our cash reserves.

Our $5.0 million promissory notes with ComVest and DCC Ventures (the "ComVest Notes") are secured by, among other things, the SRM applications and a $2.0 million note from eScout LLC issued to us in conjunction with the sale of our CommerceOne.net assets to eScout in January of 2003. In addition, pursuant to a real estate settlement we entered into with PeopleSoft, Inc., our former landlord in Pleasanton, California, we owe PeopleSoft approximately $2.1 million on February 22, 2005 ("PeopleSoft Note"). We will need to repay the ComVest Notes at their maturity date which is the earlier of: (i) March 31, 2005, (ii) one day before the payment by us of all or substantially all of the PeopleSoft Note (which is due on February 22, 2005) or (iii) the occurrence of other events of default or certain other events. The eScout note is due to be paid to us in January 2005 and the proceeds will need to be used for repayment to ComVest at such time pursuant to the terms of our agreement with ComVest.

Based upon our current plans and expectations, we believe that we will need to raise an additional $7.0 million to meet our $7.1 million debt obligations due to ComVest, DCC Ventures and PeopleSoft in the first quarter of 2005, and at least approximately an additional $5.0 million to $7.0 million in order to provide sufficient working capital and to fund our operations through the twelve months following the date of this filing. In addition, depending upon our revenue performance (including, without limitation, our ability to substantially increase revenues from the direct license sales of our Conductor and SRM products), and our cash inflows in the third quarter of 2004 (including, without limitation, our ability to repatriate cash from our foreign subsidiary accounts), we believe that it is likely that we will need to raise at least approximately an additional $2.0 million to $3.0 million as early as the third or fourth quarter of 2004 in order to fund our operations through the 2004 fiscal year. In addition, even if we meet our revenue goals and are otherwise able to fund our operations through fiscal year 2004 without additional financing, we believe that our unrestricted U.S. cash reserves will fluctuate considerably and will fall well below $1.0 million at times (possibly as early as during our third fiscal quarter or at the beginning of our fourth fiscal quarter of 2004). A cash balance at this low level is likely to impair our ability to receive ordinary trade credit in connection with our regular business operations and to overcome viability concerns of potential customers of our products. This would likely have an adverse effect on the day-to-day functioning of the company. We are currently seeking financing, but there can be no assurance that we will receive the necessary financing in the required time period or ever. We may seek to raise additional capital through, among other things, potential asset sales, additional equity or debt financings, or some combination of these. We cannot currently estimate our specific financing needs beyond the twelve months following the date of this filing, but may need to raise additional financing at that time.

The current unfavorable market for equity or debt financing makes it increasingly difficult to raise additional funding. In addition, the rights of our Series B Preferred Stock holder, BayStar, or our secured lenders, ComVest and DCC Ventures, may discourage other potential investors and diminish our ability to obtain additional financing. Further, in the event shareholder approval is required for any prospective financing arrangement, such approval can take several months and we may not have sufficient time to obtain that approval before our cash reserves are depleted and we are unable to fund our operations. Even if we are able to obtain additional financing, it is likely that such financing will be substantially dilutive to our existing shareholders. If we are unable to obtain the necessary additional financing in the required time period, our revenues do not meet our expectations (as has been the case in the first and second quarters of 2004), our cash collections and other cash inflows are lower than expected or we encounter expenses that are larger than expected, our remaining cash reserves will not be sufficient to sustain our operations through 2004 or beyond. If we do not have sufficient cash to fund our operations, we will need to pursue other alternatives such as the sale of some or all of our assets, dramatically reducing or discontinuing some or all of our operations or filing for bankruptcy protection. If we do file for bankruptcy protection, there can be no assurance that we can effectively reorganize under Chapter 11 of the Bankruptcy Code or that we would be able to earn sufficient proceeds from a liquidation under Chapter 7 of the Bankruptcy Code to pay all of our creditors or provide any proceeds to our stockholders.

If we do not increase revenues of our new Commerce One Conductor™  platform and/or our SRM applications and services, our continued viability will be tenuous and we may not be able to sustain our operations through 2004 or beyond.

As our business model has moved toward enterprise software solutions (i.e., sales to companies for their own internal use) and away from our historical focus on electronic marketplaces, we have developed a new composite application platform, called Commerce One Conductor. The Commerce One Conductor platform was released for general availability in March of 2003. The Commerce One Conductor platform and related solutions have been a primary focus of Commerce One's development and sales efforts, and our continued viability as a company depends in part upon our ability to establish a market for this relatively new category of products which may be perceived to depart from Commerce One's historical focus. Given the ongoing downturn in enterprise technology spending, the complexity and youth of our new technology, and the intense competition among enterprise software providers, our ability to generate a significant and sustainable market demand for our new solutions is uncertain. We also face concern from existing and potential customers as to our ongoing viability and our ability to provide long-term product support, which further inhibits our ability to sell our products. During 2003, revenues from sales of the Commerce One Conductor platform represented a relatively small percentage of our license revenues, and we have continued to experience long sales cycles. In addition, in the quarter ended June 30, 2004, virtually all of our revenues related to our SRM products and services and we received no new license revenue related to our Conductor product. If we do not sell a significant number of licenses for our new Commerce One Conductor platform in the future, our revenues, and hence our business, will be significantly harmed.

Although we have hired a dedicated sales team for the Conductor platform, it is unclear whether those new sales employees will be successful in obtaining new license revenue. This risk is compounded by the added time it normally takes for new sales employees to seek out prospective customers and establish credible sales opportunities. In combination with the lengthy sales cycles that already exist in our industry, it is possible that our new Conductor sales force will not have enough time to generate significant new license revenue before we deplete our available cash resources.

In addition to our efforts to sell our Commerce One Conductor solution, we also plan to focus our sales efforts going forward on our SRM applications. Currently, we plan to continue generating revenue through the direct license sales of SRM products and related services in conjunction with our direct license sales efforts relating to the Conductor platform. Our continued viability is in part dependent on our ability to generate increasing revenues through sales of SRM products and services. SRM revenues have declined during the past 12 months and customers have been discontinuing maintenance services for such products as we previously shifted our focus away from such products and towards the Commerce One Conductor platform. We now plan to dedicate sales efforts focused on our SRM applications and we are creating a product development plan to enhance the SRM products. However, there can be no assurance that such efforts will increase our license or services revenues related to our SRM products. If we are unable to increase such revenues, our viability will be significantly harmed and we may not have sufficient cash resources to sustain our operations through 2004 or beyond.

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

If we breach certain covenants we have made to BayStar in connection with their purchase of Series B Preferred Stock, including without limitation maintaining the effectiveness of our registration statement on Form S-3 and maintaining our listing on either the Nasdaq National Market or SmallCap Market, or upon a change of control, we may be required to redeem the Series B Preferred Stock they have purchased, which we may not have the cash or liquidity to do.

If we do not timely convert shares of Series B Preferred Stock into common stock when requested, maintain the effectiveness of the registration statement on Form S-3 declared effective on June 10, 2004 covering the resale of the common stock underlying the Series B Preferred Stock, maintain the listing of our common stock on either the Nasdaq National Market or the Nasdaq SmallCap Market, or if we consummate a change of control (including a merger, acquisition or sale of all or substantially all of our assets), then BayStar may be able to require us to redeem all of the Series B Preferred Stock. The redemption price of this stock would be equal to the greater of 120% of the original purchase price plus any accrued and unpaid dividends or the value of the Series B Preferred Stock on an as-converted-to-common stock basis based on the closing bid price of our common stock on the day prior to the default or change of control. As of June 30, 2004, the estimated redemption price would have been approximately $12,800,000. Our registration statement on Form S-3 was declared effective by the SEC on June 10, 2004.

In addition, on July 15, 2004, we received a notice from the Nasdaq National Market indicating that the market price of our stock had failed to meet Nasdaq's minimum closing bid price requirement of $1.00 per share for over thirty consecutive business days and could be subjected to delisting beginning on January 11, 2005. On August 4, 2004, the closing bid price of our common stock was $0.66. We are currently seeking stockholder approval of a reverse stock split in an attempt to increase the market price of our stock price to over $1.00. The stockholders meeting to consider the reverse split is scheduled to occur on August 19, 2004. If our stockholders do not approve the proposed reverse split, or if the reverse split does not cause the market price of our stock to remain above $1.00 on an ongoing basis, or if we are unable to maintain compliance with other Nasdaq listing requirements, we could be subject to delisting from the Nasdaq National Market. If we are delisted from the Nasdaq National Market and are unable to transfer to and maintain a listing on the Nasdaq SmallCap Market, BayStar may also exercise its redemption rights.

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

If we default or otherwise trigger early payment obligations on our $5.0 million debt to ComVest or we do not otherwise have sufficient cash to pay the ComVest debt when due, our assets could be jeopardized and we may not be able to raise new capital, and/or continue our operations.

On December 31, 2003, we issued secured promissory notes in the aggregate principal amount of $5 million to ComVest Investment Partners II LLC and DCC Ventures, LLC in a private placement with a maturity date of the earlier of: (i) March 31, 2005, (ii) one day before we pay all or substantially all of the PeopleSoft Note (which is due on February 22, 2005) or (iii) the occurrence of certain events of default or other events (the "ComVest Notes"). The ComVest Notes are secured by certain assets related to our SRM business and certain promissory notes issued to us by eScout LLC in the aggregate principal amount of $2,000,182. The maturity date of the ComVest Notes could be accelerated upon the occurrence of various events, including events of default and other events that could trigger prepayment obligations. In general, in addition to payment by us of all or substantially all of the PeopleSoft Note, the debt could become immediately payable if we: (1) default on any payment obligation or other material obligation or representation to ComVest, (2) declare bankruptcy or otherwise become subject to voluntary or involuntary liquidation, receivership or reorganization, (3) default on any other loan in excess of $50,000, or fail to assert valid defenses against any claim of default for any loan in excess of $300,000, or (4) pay any uninsured judgment or settlement greater than $500,000 in any single litigation matter, or greater than $1 million in the aggregate (excluding obligations arising in the normal course of business). The ComVest Notes could also become payable in part in the event that we: 1) sell or issue any debt and/or equity securities for cash (subject to certain exclusions), in which case 50% of the proceeds from the new issuance must be paid toward the Notes; 2) sell, transfer, or otherwise dispose of our SRM business, in which case all resulting net proceeds must be paid toward the Notes; or 3) receive early payment from, or sell, the note we hold from eScout, in which case all resulting net proceeds must be paid toward the Notes.

In addition, our debt agreement with ComVest may hamper our ability to raise new capital-either by issuing new securities or selling assets-because doing so could trigger pre-payment obligations. In particular, any issuance of new securities, sale of our SRM business, or sale of our promissory from eScout LLC will generate an obligation to apply some or all of the proceeds toward the ComVest debt. In the event the ComVest debt becomes payable as the result of a default, our agreements with ComVest preclude us from securing enough new cash to fund our continuing operations, or we are unable to otherwise pay the ComVest Notes when they become due, we may not be able to sustain our operations through 2004 or beyond.

In the event we fail to pay the ComVest Notes in accordance with their terms, the secured assets may be jeopardized and ComVest could require us to sell such assets or otherwise take action to force payment, including without limitation instituting bankruptcy proceedings. If a bankruptcy proceeding is filed, there can be no assurance that we can effectively reorganize under Chapter 11 of the Bankruptcy Code or that we would be able to earn sufficient proceeds from a liquidation under Chapter 7 of the Bankruptcy Code to pay all of our creditors or provide any proceeds to our stockholders. In addition, in the event we fail to pay the ComVest Notes in accordance with their terms, upon an event of default, or upon a merger, sale or change of control of the Company, or the sale, transfer or disposition of all or substantially all of the Company's assets (other than the sale of the Company's SRM assets), ComVest and DCC Ventures may convert their notes into shares of our common stock equal to the number obtained by dividing the then-outstanding principal amount of such notes, together with all accrued but unpaid interest thereon, by the conversion price, subject to adjustment for stock splits, stock dividends, reclassifications and the like. The conversion price per share is equal to 90% of the average closing bid price for the 5 trading days immediately following the later of the date of such event and the date of issuance of any press release announcing such event. In no event, however, would we be required to issue more than 6,653,840 shares of our common stock (as adjusted for stock splits, etc.) upon conversion of the Comvest Notes.

Our stock could be de-listed by the Nasdaq Stock Market's National Market, which could cause a decline in our stock price, hinder our stockholders' ability to trade their shares and undermine our ability to raise capital.

On July 15, 2004, we received a notice from the Nasdaq National Market indicating that the market price of our stock had failed to meet Nasdaq's minimum closing bid price requirement of $1.00 per share for over thirty consecutive business days and could be subject to delisting beginning on January 11, 2005.

On August 4, 2004, the closing bid price of our common stock was $0.66. We are currently seeking stockholder approval of a reverse stock split in an attempt to increase the market price of our stock price to over $1.00. The stockholders meeting to consider the reverse split is scheduled to occur on August 19, 2004. If our stockholders do not approve the proposed reverse split, or if the reverse split does not cause the market price of our stock to remain above $1.00 on an ongoing basis, our stock could be de-listed. In addition, even if we implement another reverse split in an attempt to increase the per share price of our common stock, the volatility of our stock could increase significantly because a reverse split would severely reduce the number of our shares in the market and magnify the effect of large sales or purchases of our stock.

Other than the minimum bid requirement, we believe that we currently meet the other requirements of continued listing standards of the Nasdaq National Market, which requires, among other things, the following: 1) total assets and total revenue of at least $50 million each for the most recently completed fiscal year or for two of the last three most recently completed fiscal years, or market value of listed securities of at least $50 million; 2) at least 1,100,000 shares publicly held; 3) market value of publicly held shares of at least $15 million; 4) at least 400 shareholders of round lots; and 5) at least four registered and active market makers. However, it is possible that we will not meet these or other standards in the future, particularly beginning in 2005. Further, in the event we were to seek to transfer to the Nasdaq SmallCap Market, we would need to meet its continued listing standards. We do not currently meet these standards.

We currently intend to seek to remain listed on the Nasdaq National Market and/or transfer to the Nasdaq SmallCap Market. Among other things, we anticipate seeking additional financing to help us meet the applicable continued listing standards. There can be no assurance, however, that this will occur or that we will otherwise remain listed on the Nasdaq National Market or be able to transfer to the Nasdaq SmallCap Market in the future.

If we are unable to regain and maintain compliance with the listing requirements of the Nasdaq National Market and are delisted, we will consider other alternatives, including applying for listing on the Nasdaq SmallCap Market, the OTC Bulletin Board or the "pink sheets." If we are de- listed from the Nasdaq National Market and are unable to list on the Nasdaq SmallCap market, the holders of shares of Series B preferred stock will have the right to require us to redeem their stock. The aggregate redemption price of these shares was approximately $12.8 million as of June 30, 2004. We do not currently have sufficient capital resources to redeem these shares. De-listing would also make our stock more difficult to trade, reduce its trading volume, and further depress our stock price. It could also weaken our ability to secure financing in the capital markets, which could materially impact our business operations and financial condition.

Our executive officers and certain key personnel are critical to our business and if one or more of these officers and key personnel leave us and if we have difficulty in replacing our CFO, we may not be able to compete effectively and meet our operating goals and our operations may be disrupted or harmed.

Our future success depends upon the continued service of our executive officers and other key personnel, and none of these individuals is bound by an employment agreement for any specific term. In addition, our ability to retain key personnel could be impacted by our various cost-cutting measures and continued workforce reductions. Any of these officers or employees may leave our organization in the future. In particular, the services of Mark Hoffman, our Chairman of the Board, Chief Executive Officer and President would be difficult to replace. In addition, our Chief Financial Officer, Charles Boynton, resigned from his position effective June 18, 2004. Locating and educating a new permanent CFO will require management time and resources and may disrupt our operations. We may also have difficulty executing our CFO transition plan successfully as a result of new regulatory requirements mandated by the Sarbanes-Oxley Act of 2002. In particular, the SEC's new rules related to internal controls over financial reporting and management's assessment of the effectiveness of these controls may be more difficult to comply with. In particular, in connection with the review of our financial results for the quarter ended June 30, 2004 performed by BDO, our independent registered public accounting firm, BDO informed us and our Audit Committee of the Board of Directors that they had discovered two areas that constituted "material weaknesses" in our internal controls, specifically relating to a lack of process controls over period-end analysis of deferred revenues, accounts receivable reserves, related contra accounts and certain foreign subsidiary financial information. The transition from our former CFO to our current Interim CFO and the loss of our former Controller contributed in part to some of these process control issues. We have also lost other key employees in our finance department. Future departures of other key employees, particularly in our finance and accounting groups, could cause further disruption. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition may be seriously harmed.

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

In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. For example, a company's operations may change over time as the result of new or discontinued lines of business and management must periodically modify a company's internal controls and procedures to timely match these changes in its business. In addition, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and company personnel are required to use judgment in their application. While we believe that our internal controls over financial reporting currently provide reasonable assurance of achieving their control objectives, no system of internal controls can be designed to provide absolute assurance of effectiveness. In particular, in connection with the review of our financial results for the quarter ended June 30, 2004 performed by BDO, our independent registered public accounting firm, BDO informed us and our Audit Committee of the Board of Directors that they had discovered two areas that constituted "material weaknesses" in our internal controls, specifically relating to a lack of process controls over period-end analysis of deferred revenues, accounts receivable reserves, related contra accounts and certain foreign subsidiary financial information. We believe that the transition from our former CFO to our current Interim CFO and the loss of our former Controller contributed in part to some of these process control issues. We have also lost other key employees in our finance department. Future departures of other key employees, particularly in our finance and accounting groups, could cause further disruption. Material failures of internal controls over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to a material failure of internal controls over financial reporting would have a negative impact on our reputation and business.

Sales of a substantial number of shares of our common stock by certain of our stockholders could cause the market price of our common stock to decline and make it more difficult for us to raise financing.

We believe that SAP continues to beneficially own approximately 16% of our outstanding common stock. SAP is currently subject to only very limited restrictions on its ability to sell its shares.

In July 2003, we issued 100,000 shares of Series B Preferred Stock to BayStar that are initially convertible into approximately 4,297,748 shares of our common stock. The number of shares of common stock issuable upon conversion of the Series B Preferred Stock may increase over time pursuant to the dividend payments. We also issued to BayStar warrants to purchase an additional 2,209,945 shares of our common stock. We filed a registration statement on Form S-3 with the SEC on August 22, 2003 to register the resale of the common stock issuable upon conversion and exercise of these securities. Furthermore, SAP exercised its right to have the resale of 5,254,431 shares of our common stock included in this registration statement. The registration statement was declared effective by the SEC on June 10, 2004. As a result, BayStar may decide to convert some or all of the Series B Preferred Stock into common stock, and such common stock would be freely tradable in the public market.

In addition, in December, we issued secured promissory notes to ComVest Investment Partners II LLC and DCC Ventures, LLC that are potentially convertible into a maximum of 4,085,346 shares of our common stock. In connection with this transaction, we also issued warrants to purchase an aggregate of 2,568,494 shares of our common stock to ComVest and DCC Ventures which they have fully exercised. We filed a Registration Statement on Form S-3 with the SEC on April 5, 2004 to register the resale of the shares of common stock issued to ComVest and DCC Ventures, upon exercise of the warrants and potentially issuable upon conversion of their promissory notes. In addition, BayStar required us to include in this Registration Statement 500,000 shares of our common stock issued to BayStar in March 2004. That registration statement was also declared effective by the SEC on June 10, 2004. As a result, these stockholders are now able to sell a significant number of shares of our common stock on the open market in a short period of time and it is likely that some or all of them may begin doing so in the near future. These sales, or the perception that these sales may occur, could cause the market price of our common stock to decline and could make it more difficult for us to raise equity financing in the future.

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

As part of our ongoing effort to manage our expenses and improve our financial condition, we have chosen to reduce and/or cease operations in a number of foreign locations. While those reductions and closures may be advantageous in the long run, the short-term costs have been significant in some of those locations due to restrictive employment laws and the relatively high cost of severance payments, along with the general complexity and time required to close down foreign operations. In addition, where we have liquidated or are in the process of liquidating operations in non-US locations, we have experienced delays and difficulties in attempting to repatriate cash residing the accounts of these subsidiaries. Currently, approximately $1.0 million of our approximately $4.2 million unrestricted cash balance resides in non-US locations. Of the approximate $1.0 million cash balance in non-US locations, we are attempting to repatriate approximately $850,000 in funds which reside in accounts of subsidiaries we have liquidated or are in the process of liquidating. The process of repatriation of such cash can require substantial amounts of time (in some cases, 6 months or longer). Although our efforts in most of these locations have been underway for many months, the process may continue to be delayed as a result of the particular liquidation process and procedures in these locations. Given the high cost of scaling back our international operations, we cannot assure you that we will ever realize the financial benefit of taking those steps, which have had, and may continue to have, negative consequences on our near-term financial condition through at least the remainder of 2004.

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

We are required by generally accepted accounting principles to adjust the warrant liability reflected in our balance sheet at June 30, 2004, to fair value at the end of each quarter and record a charge or a benefit in our statement of operations for the amount of the adjustment. The fair value of our warrant liability could fluctuate significantly based on changes in the value of our common stock and other factors which are outside of our control, which could result in significant fluctuations to our quarterly results.

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

Some of our customers are small emerging growth companies with limited credit operating histories that are operating at a loss and have limited access to capital. With the significant downturn in the economy and uncertainty relating to the prospects for near-term economic growth, some of these customers represent a credit risk. In addition, a small number of our customers historically have accounted for a significant amount of our accounts receivable. At June 30, 2004, no customer accounted for 10% or more of our gross accounts receivable balance. If our customers experience financial difficulties or are otherwise unable to pay us amounts owed, we may have difficulty collecting on our accounts receivable and may need to institute litigation in an attempt to collect such amounts. Even if we instituted such litigation, we cannot be assured that we would collect such amounts. If we are unable to collect our accounts receivable, our cash position would suffer materially.

Our restructuring initiatives and divestitures may not reduce our operating expenses sufficiently and could result in business distractions or negative market perception that reduce our ability to close revenue transactions.

We implemented restructuring plans throughout 2002 and 2003. The primary objectives of our restructuring plans have been to reduce our operating expenses and to focus on new products. We also implemented certain strategic initiatives designed to strengthen our operations. These plans included without limitation, reductions in our workforce and facilities, improved alignment of our organization around our core business objectives and realignment of our sales force, professional services and general and administrative functions. Workforce reductions impact our remaining employees, including those directly responsible for sales or services, which may affect their productivity and hence, our future revenues. In addition, the failure to retain and effectively manage remaining employees could increase our costs and hurt our development and sales efforts.

In addition, in early 2003, we divested certain services operations, including CommerceOne.net, our hosted services offering, and we may engage in similar divestitures in the future. While we believe that such divestitures benefit us by reducing overall costs and allowing us to focus on our core business objectives, such divestitures reduce overall revenue in the short term. Additionally, divestitures could cause disruption for our remaining and transitioning employees, reducing overall productivity. Workforce reductions, strategy changes and divestitures also can affect our ability to close revenue transactions with our customers and prospects. For example, when we began to focus sales efforts on our new Commerce One Conductor™ platform, we faced concerns from current and potential customers of our SRM solutions about our ongoing support and maintenance of those products, which can hinder sales opportunities for such products. Failure to achieve the desired results of our restructuring initiatives and divestitures could harm our business, operating results and financial condition.

If we are unable to increase revenues generated from license fees, our gross margins will decline.

In most cases, our license revenues have a higher gross margin percent than our services revenues. Our services revenues represented a significant percentage of total revenues in the first two quarters of 2004, constituting approximately 88% of total revenues. To the extent that services revenues continue to increase as a percentage of our total revenues, our overall gross margin will continue to decline. If we are not successful in increasing revenues from license fees, or we are not successful in increasing the gross margin of our services fees, our overall gross margins will suffer. For example, we had expected that most of our license revenues in 2003 would be derived from the sale of our new Commerce One Conductor™ platform, which was released for general availability in March of 2003 and remains largely untested in the market. As it turned out, we did not generate significant license fees from the sale of the Conductor product in 2003. For example, we announced in October 2003 that our expected license revenues for the third quarter were 70% lower than we had previously forecasted in July 2003. If we are not able to generate significant license fees from our new solutions, our gross margins will suffer. Our expenses related to the cost of licenses sold are relatively fixed in the near term, and if our license revenues continue to decline any further, such a decline would have a disproportionately adverse impact on our gross margins reported in the near term.

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

In the event that our issuance of $5.0 million of convertible promissory notes and related warrants in December 2003 were deemed to be integrated with our registration statement covering the resale of securities sold in July 2003, it is possible that the issuance of the notes and warrants would not be not be viewed as valid private placement under the Securities Act of 1933 and related rules and regulations. If this were found to be the case, the purchasers of the notes and warrants would potentially have the right to rescind their purchases. Such rescission may require us to redeem the notes at their face amount of $5.0 million, and the related warrants for their aggregate purchase price of $100, together with interest. To the extent that the purchasers were to make such a claim and prevail in a timely fashion, we could effectively be required to redeem the notes sooner than they would otherwise be due. To date, however, none of the purchasers of the notes and warrants have sought to rescind their purchases or indicated any intention to do so. In addition, if such claims were made, we believe that we would have meritorious defenses to these claims.

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

Our certificate of incorporation and bylaws contain provisions, which could make it harder for a third party to acquire us without the consent of our Board of Directors. Among other things, our Board of Directors has adopted a shareholder rights plan, or "poison pill," which would significantly dilute the ownership of a hostile acquirer. Section 203 of the Delaware General Corporation Law also limits business combination transactions with 15% stockholders that have not been approved by the Board of Directors. In addition, certain features of our Series B Preferred Stock that could require an acquiror to give the holders of Series B Preferred Stock similar rights in the acquiror may make us less attractive to potential buyers. Further, in the event of a change of control of Commerce One, the approximately $5.0 million owed by us under the ComVest Notes, plus accrued interest, would become due and payable. All of these provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by our stockholders.

Changes in accounting standards and in the way we charge for licenses could result in a reduction of the revenue we are able to recognize.

In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, Software Revenue Recognition, and later amended its position by its SOP 98-4 and SOP 98-9. Based on our interpretation of the AICPA's position, we believe our current revenue recognition policies and practices are consistent with these SOPs. However, interpretations of these standards continue to be issued. Future interpretations could lead to unanticipated changes in our current revenue recognition practices, which could materially adversely affect our business, financial condition and operating results.

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

INTEREST RATE RISK

As of June 30, 2004, we had total restricted and unrestricted cash, highly liquid investments and short-term investments of approximately $5.4 million. These investments may be subject to interest rate risk and will decrease in value if market interest rates decrease. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at June 30, 2004 would cause the fair market value of these investments to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

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

EQUITY PRICE RISK

From time to time, we have made investments in private companies, particularly private companies that are our strategic partners or customers. As of June 30, 2004, our investment in private companies had an immaterial carrying value. These investments are illiquid and there is currently no market for these investments. If these companies do not complete initial public offerings or are not acquired by publicly traded companies or for cash, we may not be able to liquidate these investments. In addition, even if we are able to sell these investments we cannot assure you that we will recoup our investment.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of June 30, 2004. Based on this evaluation, other than the two material weaknesses described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

On August 3, 2004, in connection with the quarterly review of our financial results performed by BDO, our independent registered public accounting firm, BDO informed us and our Audit Committee of the Board of Directors that BDO had discovered internal control conditions which BDO deemed to be "material weaknesses" in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board).

BDO noted the following two material weaknesses: 1) lack of process controls over period-end analysis of deferred revenues and accounts receivable reserves and related contra accounts, resulting in material post-closing changes made to these accounts; and 2) lack of controls over certain foreign subsidiary financial information, resulting in difficulties in obtaining this information, including current bank statements and related reconciliations from non-U.S. subsidiaries.

In connection with BDO's audit of the Company's financial statements for the year ended December 31, 2003 and the quarterly review of the results of the fiscal quarter ended March 31, 2004, similar areas were generally initially identified and communicated by BDO to the Company and its Audit Committee as "reportable conditions" (as defined under standards established by the American Institute of Certified Public Accountants). The reportable conditions generally related to the operation of oversight functions during the transition of our former CFO and former Controller, as well as the lack of accounting information and control over assets of foreign subsidiaries.

We believe that the identified material weaknesses are due in part to the transition in our finance and accounting teams from our former CFO and former Controller. We are taking steps to address the identified areas and to attempt to improve the effectiveness of our internal controls and procedures, including the recent retention of an Interim CFO and Interim Controller, and the implementation of more rigorous procedures in our balance sheet review process. Further, we are currently conducting a search for a permanent CFO and will focus on strengthening the organization and personnel in finance and control functions. We also plan to implement further actions to address the identified weaknesses, including the institution of more detailed review, analysis and verification in the course of the financial statement close process and the receipt of information and updates from our foreign subsidiaries on a regular basis throughout each quarter.

Changes in Internal Control Over Financial Reporting

Other than the two material weaknesses noted above, which we plan to address through the process improvements described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

A stipulation of settlement has been submitted to the Court for preliminary approval. Under the settlement if approved, the plaintiffs would dismiss the issuer defendants from the lawsuit (including Commerce One and named individual defendants) and continue to pursue their case against the underwriter defendants. In exchange for this dismissal, the D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1.0 billion. Our Board of Directors has approved Commerce One's participation in the settlement. The settlement remains subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement is not approved, and litigation against Commerce One continues, we believe we have meritorious defenses and intend to defend the case vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Commerce One, Inc.
3.2(2)	Certificate of Amendment, dated September 16, 2002, to Certificate of Incorporation.
3.3(5)	Amended and Restated Bylaws of Commerce One, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2(4)	Amended and Restated Preferred Stock Rights Agreement, dated as of December 31, 2003, between Commerce One, Inc. and Equiserve Trust Company, NA.
4.3(3)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes Oxley Act.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act.

_______

(1)	Incorporated by reference to Commerce One's Form 8-A filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2003.
(4)	Incorporated by reference to Commerce One's Form 10-Q filed on August 14, 2003.
(5)	Incorporated by reference to Commerce One's Form 10-Q filed on May 14, 2004.

(b) Reports on Form 8-K filed during the quarter ending June 30, 2004 and through the date of this filing.

Filing Date	Event Reported
July 21, 2004	A report on Form 8-K filed by Commerce One, Inc. disclosing NASDAQ deficiency notice.
June 17, 2004	A report on Form 8-K filed by Commerce One, Inc. disclosing a change of the deadline for shareholders to submit proposals for consideration at the Company's 2004 annual shareholders meeting.
May 21, 2004	A report on Form 8-K filed by Commerce One, Inc. disclosing NASDAQ non-compliance issues.
May 6, 2004	A report on Form 8-K furnished by Commerce One, Inc. disclosing that we had issued a press release announcing preliminary results for the quarter ended March 31, 2004 and updating our cash position.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ONE, INC. (Registrant)
Dated: August 9, 2004	By:	/s/ Todd Hagen
Interim Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 9, 2004	By:	/s/ Mark B. Hoffman
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Commerce One, Inc.
3.2(2)	Certificate of Amendment, dated September 16, 2002, to Certificate of Incorporation.
3.3(5)	Amended and Restated Bylaws of Commerce One, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2(4)	Amended and Restated Preferred Stock Rights Agreement, dated as of December 31, 2003, between Commerce One, Inc. and Equiserve Trust Company, NA.
4.3(3)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 302 of the Sarbanes Oxley Act. PDF
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Commerce One pursuant to section 906 of the Sarbanes Oxley Act. PDF

_______

(1)	Incorporated by reference to Commerce One's Form 8-A filed on July 11, 2001.
(2)	Incorporated by reference to Commerce One's Form 8-K filed on September 19, 2002.
(3)	Incorporated by reference to Commerce One's Form 8-K filed on July 11, 2003.
(4)	Incorporated by reference to Commerce One's Form 10-Q filed on August 14, 2003.
(5)	Incorporated by reference to Commerce One's Form 10-Q filed on May 14, 2004.